Form 10-Q
period 1996-07-31
CREDENCE SYSTEMS CORP
filed 1996-09-13
CIK 893162

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

                        Commission file number 0-22366

                         CREDENCE SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                     94-2878499
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


    215 Fourier Avenue, Fremont, California                 94539
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (510) 657-7400

                42808 Christy Street, Fremont, California 94539
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  At July 31, 1996, there were 21,626,789 shares of the Registrant's common stock, $0.001 par value per share outstanding.

- -------------------------------------------------------------------------------

                                     INDEX
                                     -----


                                                                  PAGE NO.
                                                                  --------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.....................................     3
         Condensed Consolidated Balance Sheets....................     3
         Condensed Consolidated Income Statements.................     4
         Condensed Consolidated Statements of Cash Flows..........     5
         Notes to Condensed Consolidated Financial Statements.....     6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................     8


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings........................................    18
Item 2.  Changes in Securities....................................    18
Item 3.  Defaults Upon Senior Securities..........................    18
Item 4.  Submission of Matters to a Vote of Securityholders.......    19
Item 5.  Other Information........................................    19
Item 6.  Exhibits and Reports on Form 8-K.........................    19

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                         CREDENCE SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                               July 31,           October 31,
                                                 1996                1995
                                               --------           ----------
ASSETS
Current assets:
 Cash and cash equivalents...................  $ 54,475            $ 54,534
 Short-term investments......................    35,901              29,045
 Accounts receivable, net....................    51,198              44,049
 Inventories.................................    36,148              25,887
 Other current assets........................     7,286               9,187
                                               --------             -------
  Total current assets.......................   185,008             162,702
Long-term investments........................     3,086                  --
Property and equipment, net..................    32,214              17,770
Other assets.................................     8,459               6,121
                                               --------             -------
  Total assets...............................  $228,767            $186,593
                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................  $ 14,884            $ 11,271
 Accrued liabilities.........................    21,845              19,681
 Income taxes payable........................     6,724               4,700
 Current obligations under capital leases....        29                 655
                                               --------            --------
  Total current liabilities..................    43,482              36,307
Stockholders' equity.........................   185,285             150,286
                                               --------            --------
  Total liabilities and stockholders' equity.  $228,767            $186,593
                                               ========            ========


                                                   CREDENCE SYSTEMS CORPORATION
                                             CONDENSED CONSOLIDATED INCOME STATEMENTS
                                             (in thousands, except per share amounts)
                                                            (unaudited)

                                                                Three Months Ended                       Nine Months Ended
                                                                     July 31,                                 July 31,
                                                                 ------------------                      -------------------
                                                                 1996          1995                      1996           1995
                                                                 -----         ----                      ----           ----
Net sales...................................................     $67,200     $46,072                    $194,586     $123,236
Costs of goods sold.........................................      27,088      18,380                      77,992       48,836
                                                                 -------     -------                    --------      -------
Gross margin................................................      40,112      27,692                     116,594       74,400
Operating expenses:
  Research and development..................................       9,588       6,448                      27,318       17,370
  Selling, general and administrative.......................      13,700       9,724                      40,596       26,914
                                                                 -------      ------                      ------       ------
    Total operating expenses................................      23,288      16,172                      67,914       44,284
                                                                 -------      ------                      ------       ------
Operating income............................................      16,824      11,520                      48,680       30,116
Interest income, net........................................         989         740                       3,090        1,800
                                                                 -------      ------                      ------       ------
Income before income taxes..................................      17,813      12,260                      51,770       31,916
Income taxes................................................       6,271       4,291                      18,355       11,171
                                                                 -------      ------                      ------       ------
Net income..................................................     $11,542     $ 7,969                     $33,415      $20,745
                                                                 =======     =======                     =======      =======
Net income per share........................................       $0.53       $0.38                       $1.52        $1.00
                                                                 =======     =======                     =======      =======
Number of shares used in computing per share amount.........      21,295      21,169                      21,930       20,642
                                                                 =======     =======                     =======      =======


                            See accompanying notes.

                                                   CREDENCE SYSTEMS CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Increase (decrease) in cash and cash equivalents
                                                          (in thousands)
                                                            (unaudited)



                                                                                            NINE MONTHS ENDED JULY 31,
                                                                                            --------------------------
                                                                                             1996                1995
                                                                                            ----------       ---------
Cash flows from operating activities:
Net income...........................................................................      $ 33,415           $ 20,745
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................................         7,245              4,505
  EPRO fiscal year conversion........................................................           --                (632)
  Deferred taxes.....................................................................           --                 449
  (Gain) loss on disposal of property and equipment..................................            48               (253)
  Changes in operating assets and liabilities:
     Accounts receivable, inventories and other current assets.......................       (16,847)           (30,402)
     Accounts payable, accrued liabilities and income taxes payable..................         7,859             14,198
                                                                                            -------            -------
       Net cash provided by operating activities.....................................        31,720              8,610
Cash flows from investing activities:
  Purchases of available-for-sale securities.........................................       (59,577)           (33,585)
  Maturities of available-for-sale securities........................................        38,114             10,765
  Maturities of held-to-maturity securities..........................................        11,521                --
  Acquisition of property and equipment..............................................       (18,992)            (6,623)
  Other assets.......................................................................        (3,745)            (2,533)
  Proceeds from sale of property and equipment.......................................            --                600
                                                                                            -------            -------
       Net cash used in investing activities.........................................       (32,679)           (31,376)
Cash flows from financing activities:
  Principal payments under capital lease obligations................................           (626)              (893)
  Issuance of common stock, net of payment on notes receivable......................          1,526             39,432
                                                                                            --------           --------
      Net cash provided by financing activities.....................................            900             38,539
                                                                                            --------           --------
   Net increase (decrease) in cash and cash equivalents.............................            (59)            15,773
   Cash and cash equivalents at beginning of period.................................         54,534             39,497
                                                                                            --------           -------
   Cash and cash equivalents at end of period.......................................        $54,475           $ 55,270
                                                                                            ========          ========
Supplemental disclosures of cash flow information:
   Interest paid....................................................................        $    36           $    105
   Income taxes paid................................................................        $16,261           $  8,494
Noncash investing activities:
   Net transfers of inventory to property and equipment.............................        $ 1,338           $    326
Noncash financing activities:
   Income tax benefit from stock option exercises...................................             70           $    986


                            See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. QUARTERLY FINANCIAL STATEMENTS

          The condensed consolidated financial statements and related notes for the three months and nine months ended July 31, 1996 and 1995 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations of the Company for the interim periods. The results of operations for the three months and nine months ended July 31, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1995 included in the Annual Report on Form 10-K, the financial and other information set forth in the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1996 and the additional risk factors, including, without limitation, risks relating to fluctuations in operating results, limited system sales, backlog, cyclicality of semiconductor industry, expansion of operations, management of growth, sole or limited sources of supply, reliance on subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, risks of delays, dependence on key customers, lengthy sales cycle, dependence on key personnel, management changes, international sales, proprietary rights, acquisitions, future capital needs and volatility of stock price, as set forth in this Report. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

          USE OF ESTIMATES - The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. INVESTMENTS CLASSIFICATIONS

          The fair market value of cash and cash equivalents, short-term investments and long-term investments is substantially equal to the carrying value. The following is a summary of available-for-sale securities as of July 31, 1996 (in thousands):


                                          Available-for-sale
                                              securities
                                          ------------------


            Short-term investments:


             Commercial paper                   $  11,367
             Treasury notes                        14,495
             Certificates of deposit               10,039
                                                ---------
              Short-term investments            $  35,901
                                                ---------

            Long-term investments:
             Certificates of deposit            $   1,593
             Treasury notes                         1,493
                                                 --------
              Long-term investments                 3,086
                                                 --------
               Total                            $  38,987
                                                 ========

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                   JULY 31,   OCTOBER 31,
                                                     1996        1995
                                                  ---------  -----------

                      Raw materials.............    $23,181      $11,855
                      Work-in-progress..........      9,212        9,043
                      Finished goods............      3,755        4,989
                                                   --------      -------
                                                    $36,148      $25,887
                                                   ========      =======

4.  NET INCOME PER SHARE

          Net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from the exercise of stock options and warrants (using the treasury stock method).


5.  CONTINGENCIES

          The Company filed suit against Micro Component Technology, Inc. ("MCT") in the United States District Court for the Northern District of California on July 6, 1994. The complaint alleges that MCT is infringing United States Patent No. 4,724,378 owned by the Company for a "Calibrated Automatic Test System" (the "Credence Patent"). The Company seeks both injunctive relief and monetary damages. On January 4, 1995, MCT answered the complaint, denying infringement and alleging as a defense that the Credence Patent is invalid and unenforceable. MCT further alleged that it had sold all of its rights to the allegedly infringing product to Megatest Corporation ("Megatest"). Accordingly, on January 30, 1995, the Company filed a motion to amend its complaint to add Megatest as a defendant, seeking injunctive relief and monetary damages. On March 22, 1995, the Court granted the Company's motion to amend its complaint. Megatest answered the amended complaint on April 24, 1995, denying the claim of infringement and asserting a counterclaim for declaratory judgment, declaring that it has not infringed and that the Credence Patent is invalid and unenforceable. On May 25, 1995, Credence and MCT executed a settlement agreement pursuant to which MCT paid a royalty for past sales and agreed to the entry of an injunction against it regarding the Credence Patent. On February 21, 1996, the Company filed a motion to enforce the terms of a negotiated settlement between the Company and Megatest, which motion was denied by the Court after a hearing on April 12, 1996. The Company thereafter sought and obtained leave of Court to amend its complaint against Megatest to add claims for Megatest's alleged breach of the settlement agreement which the Company contends the parties entered into in the Fall of 1995.

          On June 11, 1996, a lawsuit was commenced against the Company by Megatest in the United States District Court for the Northern District of California, Civil Action No. C-96-20472. The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,806,852 (the "'852 Patent"), issued on February 21, 1989, which patent is directed to an "Automatic Test System With Enhanced Performance Of Timing Generators." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 3, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '852 Patent and that the '852 Patent is invalid and unenforceable. The Company is vigorously pursuing its counterclaims.

          On June 11, 1996, a lawsuit was commenced against the Company by Teradyne in the United States District Court for the Central District of California, Civil Action No. C-96-4121(Ex). The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,231,104 (the "'104 Patent"), issued on October 28, 1980, which patent is directed to "Generating Timing Signals." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 9, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '104 Patent and that the '104 Patent is invalid and unenforceable. The Company is vigorously pursuing its counterclaims.

          The Company is involved in various claims arising in the ordinary course of business, none of which, including the above Megatest and Teradyne litigations, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion may contain predictions, estimates and other forward-looking statements that may involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested or implied herein. Factors that could cause actual results to differ are identified throughout the discussion below, as well as the section entitled "Future Operating Results" and "Risk Factors" below. The Company undertakes no obligation to publicly release the result of any revisions to any forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          The following table sets forth items from the Condensed Consolidated Income Statements as a percentage of net sales for the periods indicated:


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  JULY 31,                      JULY 31,
                                                             ------------------             -----------------
                                                             1996          1995             1996         1995
Net sales...............................................     100.0%      100.0%             100.0%      100.0%
Cost of goods sold......................................      40.3        39.9               40.1        39.6
                                                             ------      ------            ------       ------
Gross margin............................................      59.7        60.1               59.9        60.4
Operating expenses
  Research and development..............................      14.3        14.0               14.0        14.1
  Selling, general, and administrative..................      20.4        21.1               20.9        21.9
                                                             ------      ------            ------       ------
    Operating expenses..................................      34.7        35.1               34.9        36.0
                                                             ------      ------            ------       ------
Operating income........................................      25.0        25.0               25.0        24.4
Interest income, net....................................       1.5         1.6                1.6         1.5
                                                            -------      ------            -------      ------
Income before income taxes............................        26.5        26.6               26.6        25.9
Income taxes............................................       9.3         9.3                9.4         9.1
                                                             -----       ------            -------      ------
Net income..............................................      17.2%       17.3%              17.2%       16.8%
                                                             ======      ======            =======      ======


RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems and upgrades sales, spare parts sales and maintenance contracts. Net sales were $67.2 million for the third quarter and $194.6 million for the first nine months of fiscal 1996, representing increases of 45.9% and 57.9%, respectively, over the comparable periods of fiscal 1995. These increases were due primarily to an increase in system unit sales. The Company does not believe such rates of growth will continue and the Company believes such growth rates will decrease in the fourth quarter of fiscal 1996 and thereafter. International shipments accounted for approximately 61.2% and 65.1% of the total net sales for the third quarter and first nine months of fiscal 1996, respectively, compared to approximately 56.1% and 57.2% for the comparable periods a year ago. The Company's international sales of its products and spare parts and its service revenues are primarily denominated in United States dollars.


GROSS MARGIN

     The Company's gross margin has been and is expected to continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service costs. Gross margin was 59.7% for the third quarter and 59.9% for the first nine months of fiscal 1996, compared with 60.1% for the third quarter and 60.4% for the first nine months of fiscal 1995. The slightly lower gross margin for the third quarter and for the first nine months of fiscal 1996 reflected primarily additional manufacturing facilities costs partially offset by continuing production efficiencies. There can be no assurance that the Company's gross margin will remain at recent levels.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $9.6 million in the third quarter and $27.3 million in the first nine months of fiscal 1996, an increase of $3.1 million or 48.7% and $9.9 million or 57.3%, respectively, over the same periods of fiscal 1995. These increases were due primarily to increased outside contractor costs and increased employee compensation and expenses related to additional personnel and, to a lesser extent, increased amortization expense relating to software and purchased technology. As a percentage of net sales, these expenses were 14.3% for the third quarter and 14.0% for the first nine months of fiscal 1996, compared with 14.0% for the third quarter and 14.1% for the first nine months of fiscal 1995. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to increase significantly in absolute dollars for the remainder of fiscal 1996 as compared to fiscal 1995. There can be no assurance, however, that the Company will make such investments or that any such new products and enhancements will be successfully developed and marketed. If such expenses increase without the same or an increase in net sales, the Company's business, financial condition and results of operations would be adversely affected.


SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $13.7 million in the third quarter and $40.6 million for the first nine months of fiscal 1996, representing increases of $4.0 million or 40.9% and $13.7 million or 50.8%, respectively, over the comparable periods of fiscal 1995. These increases were due primarily to increased employee compensation and expenses related to additional personnel, increased sales commissions related to increased product sales and, to a lesser extent, increased facility costs. As a percentage of net sales, these expenses were 20.4% for the third quarter and 20.9% for the first nine months of fiscal 1996, compared with 21.1% and 21.8%, respectively, for the corresponding periods in fiscal 1995. The decline of these expenses as a percentage of net sales is attributable primarily to the increase in net sales in the third quarter and the first nine months of fiscal 1996 as compared with the comparable periods of fiscal 1995. The Company expects selling, general and administrative expenses for the rest of fiscal 1996 to increase in absolute dollars as compared to fiscal 1995. If such expenses increase without the same or an increase in net sales, the Company's business, financial condition and results of operations would be adversely affected.


INTEREST INCOME, NET

     The Company generated net interest income of $989,000 for the third quarter and $3.1 million for the first nine months of fiscal 1996, compared to $740,000 and $1.8 million, respectively, for the corresponding periods in fiscal 1995. These increases were due primarily to interest earned on higher average cash and cash equivalents and short-term investments balances during the periods and, to a lesser extent, lower average debt outstanding during such periods. The higher cash and cash equivalents and short-term investments balances reflected cash provided by operations.


INCOME TAXES

     The Company's provision for income taxes for the third quarter and for the first nine months of fiscal 1996 of 35.2% and 35.5% is computed based on the projected annualized effective tax rate. The effective tax rate for the third quarter and for the first nine months of fiscal 1995 of 35.0% was lower than the statutory rate due primarily to the benefit of the Company's foreign sales corporation. The projected effective tax rate for fiscal 1996 is expected to be less than the combined federal and state statutory rate of 41% due primarily to the projected benefit of the Company's foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $31.7 million and $8.6 million for the nine months ended July 31, 1996 and 1995, respectively. Net cash flows provided by operating activities were primarily attributable to profitability and adjustments for increasing levels of depreciation and amortization, accounts payable, accrued liabilities and income taxes payable and a decrease in prepaid and other current assets offset in part by significant increases in accounts receivable and inventories. Investing activities used net cash of $32.7 million and $31.4 million for the nine months ended July 31, 1996 and 1995, respectively. In the first nine months of fiscal 1996, the Company purchased $19.0 million of property and equipment and invested a net $9.9 million in short-term and long-term security investments.

     As of July 31, 1996, the Company had working capital of approximately $141.5 million, including cash and short-term investments of $90.4 million, $51.2 million of accounts receivable and $36.1 million of inventories. The Company expects accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition or results of operations. Total liabilities of $36.3 million as of October 31, 1995 increased to $43.5 million as of July 31, 1996. The $7.2 million increase was due primarily to increases in accounts payable by $3.6 million, accrued liabilities by $2.2 million and income taxes payable by $2.0 million offset in part by a decrease in current obligations under capital leases.

     The Company's principal sources of liquidity as of July 31, 1996 consisted of approximately $54.5 million of cash and cash equivalents, short-term investments of $35.9 million and $20.0 million available under the Company's unsecured working capital line of credit expiring in July 1997. As of July 31, 1996, approximately $2.6 million was outstanding under two operating equipment leaselines and no amounts were outstanding under the unsecured line of credit.


FUTURE OPERATING RESULTS

     The Company's short term outlook has weakened significantly as it has in general for the other companies in the semiconductor equipment industry. Softness and delays, deferrals and cancellations in orders for the Company's products in the third quarter resulted in a significant decrease in backlog as of July 31, 1996. Consequently, the Company anticipates it will experience reduced shipment levels in the coming months and lower sequential revenues in the short term. The Company is currently attempting to align its spending to the anticipated lower shipment levels. The Company's operating results have in the past fluctuated significantly and will in the future fluctuate significantly depending upon a variety of factors, including the timing of new product announcements and releases by the Company or its competitors; cyclicality or overcapacity in the semiconductor industry; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the start up of new product introductions; changes in pricing by the Company, its competitors, customers or suppliers; manufacturing capacity; customer demand based on end-user demand; the ability to volume produce systems and meet customer requirements; inventory obsolescence; patterns of capital spending by customers; delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise; changes in overhead absorption levels due to changes in the number of systems manufactured; the timing and shipment of orders; availability of components, subassemblies and services; expenses associated with acquisitions and alliances; product discounts; customization and reconfiguration of systems; the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers; the increased concentration of sales to test and assembly subcontractors, which the Company believes have a greater volatility in their demand; the mix of products sold; the length of manufacturing and sales cycles as the Company is currently experiencing; cyclicality or downturns in the semiconductor market and the markets served by the Company's customers; natural disasters; political and economic instability; regulatory changes; and outbreaks of hostilities. While the Company's gross margin on system sales has been relatively consistent during the last three years, it may vary in the future based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margin in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate. If they are not adequate, the Company's business, financial condition and results of operations would be materially adversely affected.

RISK FACTORS

Limited System Sales; Backlog
- -----------------------------

          The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $300,000 to $2.0 million, excluding the EPRO products which price range is typically below $100,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all tester orders needed to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period, due, for example, to an order cancellation, a delay by a customer, manufacturing, technical reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which would have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers, including the Vista Logic100 and Vista DUO testers introduced in 1994, has caused and could continue to cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce significantly its fixed expenses in a particular period if the Company's net sales goals for such period are not met. The Company has significantly increased its expense levels to support its recent growth, and the Company does not currently believe it will maintain or exceed its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to remain profitable or that it will not sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.


Cyclicality of Semiconductor Industry
- -------------------------------------

          The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors, including manufacturers that are opening new or expanding existing fabrication facilities, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry most notably in the past three years. The industry is currently in a downturn. The Company cannot predict when the downturn will change. There can be no assurance that such growth can be sustained and the Company currently believes that such growth in the short-term will not be sustained. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding large fabrication facilities and there can be no assurance that such demand will exist or materialize. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future.


Expansion of Operations; Management of Growth
- ---------------------------------------------

          The Company has recently experienced a period of rapid growth. Since 1993, the Company has significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the March 1995 acquisition of EPRO and the Company's establishment of relationships in Asia. In this regard, the Company relocated its principal office in Fremont, California and EPRO's operations in Santa Clara, California to a larger facility in Fremont, California. There can be no assurance that the relocation will not disrupt the Company's operations. The Company's expansion has resulted in significantly higher operating expenses, and the Company expects that its operating expenses, including research and development expenses with respect to new products and enhancements and expenses relating to facilities expansion, will continue to increase significantly. If the Company is unable to achieve significantly increased sales or its sales fall below expectations, the Company's business, financial condition or results of operations may be materially adversely affected. Moreover, there can be no assurance that the Company's net sales or rate of growth will increase or remain at or above recent levels and the Company currently believes that its recent level of net sales and rate growth will not be maintained or exceeded.

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

Sole or Limited Sources of Supply; Reliance on Subcontractors
- -------------------------------------------------------------

          Certain components, subassemblies and services necessary for the manufacture of the Company's testers are obtained from a sole supplier or a limited group of suppliers. In particular, the Company's Vista series testers have two critical components that are currently available from a sole supplier. In addition, one critical component in the Company's model SC 212 tester is currently supplied by the same sole supplier. In addition, the Company purchases certain components that are available solely from Tektronix for use in the Vista series testers. The Company does not maintain any long-term supply agreements with any of its vendors and purchases its components and subassemblies through individual purchase orders. The manufacture of certain of the Company's components and subassemblies is an extremely complex process. The Company also relies increasingly on outside vendors to manufacture certain components and subassemblies and to provide certain services. The Company has recently experienced and continues to experience significant reliability, quality and timeliness problems with several critical components supplied by one of its vendors. In addition, the Company and certain of its subcontractors are currently experiencing significant shortages and delays in delivery of various components and subassemblies. There can be no assurance that these or other problems will not continue to occur in the future with these or the Company's other suppliers or outside subcontractors. The Company's reliance on sole or a limited group of suppliers, and the Company's increasing reliance on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies has delayed and could continue to delay shipments of the Company's systems and could have a material adverse effect on the Company's business, financial condition or results of operations. Any continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could have a material adverse effect on the Company's business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and could allow competitors to penetrate such customer accounts. There can be no assurance that the Company's internal manufacturing capacity and that of its suppliers and subcontractors will be sufficient to meet customer requirements.


Highly Competitive Industry
- ---------------------------

          The automatic test equipment ("ATE") industry is intensely competitive. Because of the substantial investment required to develop test application software and interfaces, the Company believes that once a semiconductor manufacturer has selected a particular ATE vendor's tester, the semiconductor manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. The inability of the Company to achieve significant sales to each ATE customers could have a material adverse effect on the Company's business, financial condition or results of operations.

          The Company faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Many of the Company's competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have introduced or announced new products with certain performance or price characteristics equal or superior to certain products currently offered by the Company. The Company believes that if the ATE industry continues to consolidate through strategic alliances or acquisitions, as evidenced by acquisitions in recent years of Versatest Corporation by Hewlett
- -Packard Company, of a tester product line of Micro Component Technology, Inc. by Megatest Corporation ("Megatest") and of Megatest by Teradyne, the Company will face significant additional competition from larger competitors that may offer more complete product lines and services than the Company. The Company also expects its competitors to continue to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could materially adversely affect the Company's business, financial condition or results of operations. The Company has experienced and continues to experience significant price competition in the sale of all of its testers. In addition, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressures typically become more intense. The Company believes that to be competitive, it will continue to require significant financial resources in order to, among other items, invest in new product development and enhancements and to maintain customer service and support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

Rapid Technological Change, Importance of Timely Product Introduction
- ---------------------------------------------------------------------

          The ATE market is subject to rapid technological change and new product introductions and enhancements and related software tools. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop and introduce new products and enhancements and related software tools on a timely and cost-effective basis, including the products and products under development acquired in the EPRO merger. The Company's customers require testers with additional features and higher performance and other capabilities. The Company is therefore required to enhance the performance and other capabilities of its existing systems and related software tools. Any success by the Company in developing new and enhanced systems and related software tools and new features to its existing systems depends upon a variety of factors, including product selection, development of competitive products by competitors, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing or marketing new products or enhancements and related software tools. The inability of the Company to introduce new products and related software tools that contribute significantly to net sales, gross margin and net income would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, new product or technology introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products.

          Significant delays can occur between a system's introduction and the commencement by the Company of volume production of such system. The Company has been and is experiencing significant delays in the introduction, volume production and sales of its systems and related enhancements in the newer product lines due to technical, manufacturing, parts shortages, component reliability and other difficulties and may continue to experience similar delays in the future. As a result, certain of the Company's significant customers have been and are experiencing significant delays in receiving and using certain of the Company's testers in production. There can be no assurance that these or additional difficulties will not continue to arise in the future with respect to the Company's systems and that such delays will not materially adversely affect customer relationships and future sales. Moreover, there can be no assurance that the Company will not encounter these or other difficulties that could delay future introductions or volume production or sales of its systems or enhancements and related software tools. The Company has incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of its testers. If the Company's systems continue to have reliability, quality or other problems, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, among other items could result. The Company's failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for the Company to sell testers to that manufacturer for a number of years. The Company believes that the continued acceptance, volume production, timely delivery and customer satisfaction of the newer product lines are of critical importance to its future financial results. As a result, an inability to correct any technical, reliability, parts shortages or other difficulties associated with the Company's systems or to manufacture and ship the Company's systems on a timely basis to meet customer requirements could damage relationships with current and prospective customers and would materially adversely affect the Company's business, financial condition or results of operations.

Customer Concentration; Lengthy Sales Cycle
- -------------------------------------------
          During the nine months ended July 31, 1996, sales to Philips and Siliconware accounted for 12% and 11%, respectively, of the Company's net sales. In fiscal 1995, sales to Philips. and Cirrus Logic, Inc. each accounted for 11% of the Company's net sales. In fiscal 1994, sales to Philips and Motorola accounted for 14% and 10%, respectively, of the Company's net sales. Certain key customers have been experiencing significant delays in receiving and using certain of the Company's testers in production due to technical, manufacturing, parts shortages, reliability and other difficulties relating to such testers. The loss of or any reduction in orders by a significant customer, including losses or reductions due to continuing or other technical, manufacturing, reliability or other difficulties associated with the Company's products or market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or continue to increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

Dependence on Key Personnel; Management Changes
- -----------------------------------------------
          The Company's future operating results depend in significant part upon the continued service of its key personnel, none of whom are bound by an employment or noncompetition agreement. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, engineering and marketing and sales and support personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire such personnel over time. The loss of any key employee, the failure of any key employee to perform in his or her current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition or results of operations. The Company's future operating results will depend in significant part on its ability to attract, hire and retain skilled employees and on the ability of its officers and key employees to expand, train and manage its employee base. If the Company is unable to attract and retain the required personnel, it could have a material adverse effect on the Company's results of operations.


International Sales
- -------------------
          International sales accounted for approximately 52%, 55% and 65% of total net sales in fiscal years 1994, 1995 and for the first nine months of fiscal 1996, respectively. The Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. As a result, these sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations.


Proprietary Rights
- ------------------
          The Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, including confidentiality agreements. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. In connection with the Company's patent infringement litigation against Megatest, Megatest has challenged the validity and enforceability of one of the Company's patents not relating to its CMOS stabilization methods. There can be no assurance that this or any other patents owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition or results of operations.

          The European patent application for one of the inventions relating to CMOS stabilization methods owned by the Company was abandoned by the prior owner after the European patent examiner cited prior art. This prior art was not referenced in the corresponding United States patent application. Based upon its review to date of the cited prior art and the European examiner's objections, and in part upon the advice of Smith-Hill and Bedell, P.C., general patent counsel to the Company ("SHB"), the Company believes that such prior art is unlikely to affect the validity or scope of the claims of the United States issued patent.

          This prior art may, however, render invalid or significantly narrow the scope of certain claims set forth in the United States patent covering the Company's other patented CMOS stabilization method. The European examiner referred to this prior art in the corresponding European patent application. The European application was approved, but with significantly narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based in part upon the advice of SHB, and on the Company's review of its current products, the Company believes that this patent will continue to be valuable to the Company in preventing imitation of the Company's products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid as a result of other alleged prior art. The Company believes that, based in part upon the advice of SHB, the prior art alleged by the third party is less relevant than the prior art referenced by the European examiner. The corresponding Japanese application has been rejected by the examiner and the Company has appealed to reverse the examiner's rejection. However, there can be no assurance that any of the aforementioned prior art or other prior art will not be successfully asserted and used to invalidate or narrow the scope of any claim of the United States patents or the corresponding Japanese patent applications or any other patents or other patent applications of the Company.

          In addition to those patent infringement suits discussed in Part II, item 1, hereof, the Company has been involved in extensive, expensive and time consuming review of patent infringement claims. In addition, the Company has at times been notified of other claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to such person. The Company was notified by a customer in 1990 and a different customer in late 1994 that the Company may be obligated to defend or settle claims that the Company's products infringe such person's patents, and, in the event it is subsequently determined that the customer infringes such person's patents, such customer intends to seek reimbursement from the Company for damages and other related expenses. There can be no assurance that the Company will be successful in defending current or future patent infringement claims or claims for indemnification resulting from infringement claims. An award of damages, injunctive relief or expenditures by the Company of significant amounts in defending any such action could materially adversely affect the Company's business, financial condition or results of operations, regardless of the outcome of any litigation. With respect to any claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, could continue to resort to litigation to challenge such claims. Such challenge has been and could continue to be extremely expensive and time consuming, and could materially adversely affect the Company's business, financial condition or results of operations, regardless of the outcome of any litigation.


Acquisitions
- ------------
          The Company has developed in significant part through mergers and acquisitions. The Company may in the future pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and may continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no commitments or agreements with respect to any such acquisition. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

Future Capital Needs
- --------------------
          The development and manufacture of new ATE systems and enhancements are highly capital intensive. In order to be competitive, the Company must make significant investments in capital equipment, expansion of operations, systems, procedures and controls, research and development and worldwide training, customer service and support, among many items. The Company expects that cash on hand, short-term investments, its bank line of credit, anticipated cash flow from operations and equipment lease arrangements will satisfy its financing requirements for at least the next 12 months.


Volatility of Stock Price
- -------------------------
          The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales of the Company's Common Stock into the marketplace, an outbreak of hostilities, natural disasters, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margin or earnings or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's common stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company filed suit against Micro Component Technology, Inc. ("MCT") in the United States District Court for the Northern District of California on July 6, 1994. The complaint alleges that MCT is infringing United States Patent No. 4,724,378 owned by the Company for a "Calibrated Automatic Test System" (the "Credence Patent"). The Company seeks both injunctive relief and monetary damages. On January 4, 1995, MCT answered the complaint, denying infringement and alleging as a defense that the Credence Patent is invalid and unenforceable. MCT further alleged that it had sold all of its rights to the allegedly infringing product to Megatest Corporation ("Megatest"). Accordingly, on January 30, 1995, the Company filed a motion to amend its complaint to add Megatest as a defendant, seeking injunctive relief and monetary damages. On March 22, 1995, the Court granted the Company's motion to amend its complaint. Megatest answered the amended complaint on April 24, 1995, denying the claim of infringement and asserting a counterclaim for declaratory judgment, declaring that it has not infringed and that the Credence Patent is invalid and unenforceable. On May 25, 1995, Credence and MCT executed a settlement agreement pursuant to which MCT paid a royalty for past sales and agreed to the entry of an injunction against it regarding the Credence Patent. On February 21, 1996, the Company filed a motion to enforce the terms of a negotiated settlement between the Company and Megatest, which motion was denied by the Court after a hearing on April 12, 1996. The Company thereafter sought and obtained leave of Court to amend its complaint against Megatest to add claims for Megatest's alleged breach of the settlement agreement which the Company contends the parties entered into in the Fall of 1995.

          On June 11, 1996, a lawsuit was commenced against the Company by Megatest in the United States District Court for the Northern District of California, Civil Action No. C-96-20472. The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,806,852 (the "'852 Patent"), issued on February 21, 1989, which patent is directed to an "Automatic Test System With Enhanced Performance Of Timing Generators." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 3, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '852 Patent and that the '852 Patent is invalid and unenforceable. The Company is vigorously pursuing its counterclaims.

          On June 11, 1996, a lawsuit was commenced against the Company by Teradyne in the United States District Court for the Central District of California, Civil Action No. C-96-4121(Ex). The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,231,104 (the "'104 Patent"), issued on October 28, 1980, which patent is directed to "Generating Timing Signals." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 9, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '104 Patent and that the '104 Patent is invalid and unenforceable. The Company is vigorously pursuing its counterclaims.

ITEM 2. CHANGES IN SECURITIES

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        None



ITEM 5. OTHER INFORMATION

        On June 26, 1996, Dr. Wilmer R. Bottoms, Chairman of the Company's Board of Directors, was appointed Chief Executive Officer and will continue to serve as Chairman of the Board of Directors. James T. Healy, formerly President, Chief Executive Officer and a member of the Board of Directors, will remain as President and also continue his position as a member of the Board of Directors.

        Dr. Bottoms served as Senior Vice President of Patricof & Co. Ventures, Inc., a venture capital firm, from 1984 through June 1996. Prior to his tenure at Patricof & Co. Ventures, Inc., Dr. Bottoms previously served as the first President of the Semiconductor Equipment Group at Varian Associates.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) See Exhibit Index on page 21.

        (b) No reports on Form 8-K have been filed during the quarter ended July 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREDENCE SYSTEMS CORPORATION
                                         ----------------------------------
                                                   (Registrant)


         September 9, 1996                        RICHARD Y. OKUMOTO
- -------------------------------------    ----------------------------------
              Date                                Richard Y. Okumoto
                                             Senior Vice President, Chief
                                            Financial Officer and Secretary

                                          (on behalf of the registrant and
                                           as principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                         PAGE
- -------                                                        ----
  10.1     Loan Agreement among Silicon Valley Bank,
            Bank of Hawaii and the Company....................

  11.1     Computation of Net Income Per Share................

  27.1     EDGAR Financial Data Schedule......................