Form 10-K405
period 1996-10-31
CREDENCE SYSTEMS CORP
filed 1997-01-29
CIK 893162

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended October 31, 1996
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from          to

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (510) 657-7400
--------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                   -----------------------------------------
       None                                              None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of January 10, 1997 was approximately $452,159,000 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On January 10, 1997, approximately 21,790,778 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on March 26, 1997 are incorporated by reference into
Part III.

                                    PART I
                                    ------

ITEM 1.   BUSINESS

     Credence Systems Corporation (the "Company" or "Credence") designs, manufactures, sells and services automatic test equipment ("ATE") used in the production of semiconductors. The Company serves a broad spectrum of the semiconductor industry's testing needs through a wide range of products that test digital logic, mixed-signal and non-volatile memory semiconductors. Credence utilizes its proprietary technologies to design products that provide a lower total cost of ownership than many competing products while meeting the increasingly demanding performance requirements of today's ATE market. The Company's products are primarily designed to test semiconductors that are produced in high volume. The Company's customers include major semiconductor manufacturers as well as assembly and test services companies. In March 1995, through the acquisition of EPRO, the Company expanded its product offerings to include systems that test a broad range of non-volatile memory semiconductors.

     Credence was incorporated in California in March 1982 to succeed to the business of a sole proprietorship and was reincorporated in Delaware in October 1993. The term "Credence" or the "Company" includes, when the context so requires, Credence Systems Corporation, its subsidiaries and its California predecessor corporation, the Semiconductor Test Systems Division (the "STS Division") of Tektronix, Inc., which the Company acquired in December 1990, and Axiom Technology Corporation ("Axiom"), ASIX Systems Corporation ("ASIX") and EPRO and EPRO's subsidiary, which the Company acquired through mergers in March 1988, October 1989 and March 1995, respectively./1/

BACKGROUND

     The price of semiconductors once limited their use to high cost military and industrial computing applications. Dramatic advances in semiconductor process technology have improved the performance and lowered the average selling prices ("ASPs") of semiconductors to levels that now support their use in a wide range of office, consumer, automotive, communications, industrial and other products. In order to maintain or improve gross margins as semiconductor ASPs decline, semiconductor manufacturers are constantly seeking ways to reduce manufacturing costs.

     Testing is a principal element in the cost structure of high volume production of semiconductors. As a result of improved efficiencies in wafer fabrication, test costs have become a higher percentage of the total cost of manufacturing. This shift in cost structure has changed the traditional criteria for selection of ATE. Although performance was the dominant factor in the selection of ATE in the past, the Company believes that economic considerations have assumed much greater importance to semiconductor manufacturers. Purchasers of ATE now examine more carefully the total cost of ownership of ATE. Total cost of ownership includes the initial purchase price of the tester, as well as the tester's reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts.

     Traditionally, semiconductor die were minimally tested at wafer probe and incurred rigorous performance testing to full specification only at the completion of final packaging. Today, assembly and packaging has become increasingly expensive compared with the cost of the die, such that their costs may exceed the cost of the die itself. This trend has influenced semiconductor manufacturers to shift performance testing increasingly toward wafer probe. By subjecting devices to performance testing earlier in the manufacturing process, defective die are detected and eliminated before assembly and packaging costs are incurred.

     Increased facility costs and the trend toward performance testing at wafer probe have led to the increased importance of smaller testers in the semiconductor manufacturing process. Performance testing at wafer probe requires that the device under test be located in close physical proximity to the measuring circuits of the tester in order to minimize potential signal distortions that can negatively impact testing yields. Smaller testers can more easily be placed in close physical proximity to such circuits. In addition, wafer probe test typically occurs in a clean room where potential contaminants must be continually removed and temperatures kept constant. These special maintenance requirements make clean rooms expensive to operate. Smaller testers occupy less floor space and therefore assist in reducing clean room costs. In

------------------------
/1/ "Credence Systems Corporation," "SC212," "STS," "Vista LT," "VistaLOGIC," "VistaVISION," "Logic100," and "Duo" are the trademarks of the Company. This Annual Report on Form 10-K also includes trademarks of other companies.

addition, smaller testers that consume less power generally have reduced air conditioning requirements and produce fewer contaminants.

     For over 20 years, emitter-coupled logic ("ECL") has been the conventional process technology used by the Company and others for the integrated circuits used in ATE due to its speed, repeatability and precision. ECL technology, however, results in low functionality per chip and requires continuous power. As a result, conventional ATE systems generally are large, expensive and require significant electrical power to operate.

     Another process technology commonly used in the manufacture of semiconductors is complementary metal oxide semiconductor ("CMOS"). As compared to ECL, CMOS technology allows higher functionality for a given chip size and requires less power to operate. Some ATE manufacturers have used a combination of ECL and CMOS ("BiCMOS") to lower the cost of ATE by reducing the use of ECL.

     The production of ATE based exclusively on CMOS technology, however, had been limited by the inability of CMOS to meet the timing and measurement demands of semiconductor testing. Although the speed of CMOS was acceptable, its timing repeatability was not. This problem results from the tendency of CMOS circuits to experience timing drift as a function of temperature variation. To fully benefit from the economic and other advantages of CMOS technology, the challenge has been to minimize this drift characteristic in order to produce semiconductors for ATE that meet the performance requirements of semiconductor testing.

THE CREDENCE SOLUTION AND STRATEGY

     Credence has developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable the Company to produce testers that are smaller than those based upon ECL or BiCMOS technology and that provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today's ATE market. CMOS technology allows the circuits used in Credence's testers to be reduced, or "scaled" down in size as IC process technology improves, resulting in higher performance and freeing space on the die for additional functionality. This scalability feature enables the Company to develop and manufacture smaller, higher performance integrated circuits for use in its testers at what Credence believes to be a lower cost, and with a shorter development cycle, than traditional process technologies.

     Credence's objective is to become the leading supplier of cost-effective ATE for production testing of integrated circuits used in high volume applications. The Company's business strategy incorporates the following key elements:

     . Technology Leadership. The Company believes that its proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. In addition, the Company believes the scalability of this technology will allow it to offer new products and enhancements in a shorter time and at a lower cost than many of its competitors that base their products on traditional non-scaleable architecture.

          Lower Total Cost of Ownership. The Company seeks to provide ATE to its customers at a lower total cost of ownership than many competing products currently available while meeting the performance requirements of its customers. The Company believes that the system price, reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts, of its testers enable its customers to more cost effectively test integrated circuits. Credence's proprietary CMOS stabilization technology is integral to the successful implementation of this strategy.

     . Diverse, High-Volume Markets. Credence's products target the testing of digital logic, mixed-signal and non-volatile memory devices that are used in a broad range of growing end-user market segments. The Company's products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

     . Worldwide Technical Support and Customer Service. As semiconductor manufacturers expand their operations worldwide, they require that their ATE suppliers have the capability to provide global support and service. To meet this requirement, Credence utilizes a combination of direct sales, service and support personnel and a broad network of independent distributors located in close proximity to major customer sites. Credence and its distributors currently maintain locations throughout the world to service and support Credence's customers.

PRODUCTS

     Credence currently offers a wide variety of products that test digital logic, mixed-signal and non-volatile memory integrated circuits. Digital logic semiconductors produce discrete "on" and "off" logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Examples of digital logic semiconductors include logic devices such as microcontrollers. Certain digital devices which store and retrieve data are memory semiconductors. Non-volatile memory semiconductors retain their data when the power is turned off. Mixed-signal semiconductors combine both digital and analog functions. Analog semiconductors control external functions such as motors by producing continuous varying voltage or current. When these analog functions are integrated onto a digital integrated circuit, the resulting device is considered a mixed-signal device.

     The Company's CMOS-based products, the SC series and the Vista series testers, are designed to test high speed devices used in applications such as networking and portable computing as well as multimedia, digital television, high-definition television and personal communications. The Company's STS mixed-signal products test certain semiconductors used principally in automotive and telecommunications applications. The Company's memory products test non-volatile memory devices, including ROM, EPROM, EEPROM and FLASH memories used in high volume applications in the consumer, automotive and telecommunications markets.

     The following table sets forth the Company's current product offerings, their features and examples of typical devices tested by each product. Included in certain of the basic features are the anticipated cycle speed in megahertz ("MHz"), timing accuracy in either picoseconds ("ps") or nanoseconds ("ns"), the number and characteristics of the pins and the density in megabits ("mb") of the device that can be tested:

------------------------------------------------------------------------------------------------------------------
PRODUCT            SERIES         MODELS         BASIC FEATURES                TYPICAL DEVICES
------------------------------------------------------------------------------------------------------------------
                    SC             SC 212         50 - 100 MHz                  Microcontrollers, ASSPs, DSPs
                                   SC Micro       64 - 304 Pins                 and FPGAs
DIGITAL                                           +  350 ps accuracy
                   -----------------------------------------------------------------------------------------------
                    Vista          LOGIC          50 - 100 MHz                  Microprocessors, RISC circuits,
                                   Logic100       32 - 512 Pins                 PLDs, FPGAs, ASICs and ASSPs
                                                  +  290ps-200ps accuracy
------------------------------------------------------------------------------------------------------------------
                    Vista          VISION         Same as Vista digital         RAMDACs, graphic palettes and
                                   DUO            series, but configured with   other multimedia  devices, mass
                                   DUO-SE         64 analog pins in place of    storage, DSPs, ASICs, Datacom,
MIXED-                                            64 digital pins               and specialty devices
SIGNAL                                            DUO-SE  -  50 MHz
                   -----------------------------------------------------------------------------------------------
                    STS            3500           10 - 30MHz                    Codecs, converters, power
                                   5000           24 - 48 Pins                  devices, automotive modules and
                                                  +  1ns accuracy               telecom devices
------------------------------------------------------------------------------------------------------------------
NON-                EPRO           142/AX         10 MHz full function          ROM, EEPROM, EPROM, and
VOLATILE                                          128mb                         FLASH
MEMORY                                            +  2ns
------------------------------------------------------------------------------------------------------------------
WORKCELL            Centaur        Centaur        Uses an SC Micro              Microcontrollers, ASSPs, DSPs
                                                  Zero footprint tester         and FPGAs
                                                  Zero changeover time
                                                  Multiple package types
------------------------------------------------------------------------------------------------------------------

     Digital Products

     SC The model SC 212 was first shipped in 1992 and incorporates one of the Company's two proprietary CMOS stabilization methods. This product requires approximately 30 square feet of floor space and 4 kilowatts of power. The SC Micro is a cost reduced, higher reliability version of the SC 212. This new system offers our customers a full capability test system at a price as low as $2K per digital pin channel. This per channel price has previously been available only in test systems with reduced functionality - requiring users to compromise the quality of their device testing. The SC Micro retains the customer's test quality while continuing to lower their test costs. The purchase price of these testers typically range from $350,000 to $850,000 depending upon configuration.

     Vista The VistaLOGIC was introduced by the Company in 1993 and evolved from its predecessor, the Vista LT. The Vista LT was first shipped by Tektronix in 1987 and was acquired by the Company in 1990. The Logic100 was introduced by the Company in 1994 and is the 100 Mhz version of the VistaLOGIC. The VistaLOGIC and Logic100 incorporate one of the Company's proprietary CMOS stabilization methods. The purchase prices of the Vista digital testers typically range from $600,000 to $1.5 million, depending upon configuration.

     Mixed-Signal Products

     Vista The VistaVISION, an adaptation of the VistaLOGIC, was first shipped by the Company in 1992, and has been enhanced to test both digital and mixed-signal devices. The Duo is the 100 MHz version of the VistaVISION and was introduced by the Company in 1994. The VistaVISION and the DUO incorporate one of the Company's proprietary CMOS stabilization methods. The Duo SE is a new low end addition to the Duo product line. It provides a lower cost, 50 MHz version of the industry's leading Digital Mixed Signal test system family. The Duo SE is fully compatible with other members of the Duo family and supports the same set of mixed signal instrumentation. The purchase price of these testers typically range from $700,000 to $2.5 million, depending upon configuration.

     STS The STS 3500 mixed-signal tester currently offered by the Company evolved from predecessor mixed-signal testers that were introduced by Axiom, a mixed-signal tester manufacturer acquired by the Company in 1988. The STS 5000 is the higher pin count version of the STS 3500. The purchase prices of these mixed-signal testers typically range from $350,000 to $750,000, depending upon configuration.

     Non-Volatile Memory Products

     EPRO The Company's EPRO product line includes the model 142/AX and EDGE testers. The model 142/AX was first shipped by EPRO in 1982. The EDGE is the follow-on version of the model 142/AX with additional testing sites. The EDGE was first shipped by EPRO in 1991. The purchase price of these non-volatile memory testers typically ranges from $30,000 to $80,000, depending upon configuration.

     Workcell Products

     Centaur In 1996, the Company established the Workcell product group. This group's charter is to provide complete test solutions that meet the value expectations of our customers, enabling Credence to compete effectively in the IC manufacturing production environment. The first embodiment of this new process is Centaur. The combination of our SC Micro product and a new handling system developed by the MCT Corporation, Centaur offers our customers an unprecedented level of integration between a test system and the device handling equipment required for volume production. Centaur provides our customers a unique set of advantages including: a true zero footprint test system, high reliability, high fidelity electrical interface, multiple package types with zero changeover time, and single point control of both handler and test system. Centaur sets the standard in the industry for factory integration which will become an important criteria by which our customers select their test system suppliers.

CUSTOMERS, MARKETS AND APPLICATIONS

     Credence targets digital logic, mixed-signal and non-volatile memory device manufacturers that serve a broad range of growing end-user market segments. These customers manufacture semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

     In addition to marketing its products to major semiconductor manufacturers, the Company has developed relationships with numerous assembly and test services companies. Semiconductor manufacturers increasingly utilize these subcontractors as a means of lowering their fixed production costs, thus minimizing the effects of cyclicality inherent in the semiconductor industry. As a result, these assembly and test services companies have become an increasingly important segment of the ATE market.

     The Company believes that the Company's success depends in large part upon the success of its major customers. The loss of or any reduction in orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors may adversely affect the Company's business, financial condition or results of operations as it has recently and is expected to do. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy. There can be no assurance that the Company's sales will not decrease in the future or that the Company will be able to retain existing customers or to attract new ones.

     For information on the Company's geographic data and major customers, see
Note 3 to the Consolidated Financial Statements included elsewhere herein. The Company's international sales are primarily denominated in United States dollars. The Company anticipates that its international business will continue to account for a significant portion of net sales in the foreseeable future.

     The Company schedules production of its systems based upon order backlog and order forecast. The Company includes in its backlog only those customer orders for systems (including upgrades) for which it has accepted purchase orders and assigned shipment dates within the following twelve months. The majority of the Company's orders are subject to cancellation or rescheduling by the customer with limited or no penalties. The Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 1996, the Company's order backlog for systems (exclusive of orders for spare parts and service and support) was approximately $ 49.4 million, as compared with $70.6 million as of October 31, 1995.

SALES, SERVICE AND SUPPORT

     The Company currently markets and sells its products in the United States principally through its direct sales organization, with direct sales employees in 12 locations. Outside the United States, the Company utilizes both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 15 countries. The Company sold its sales and service subsidiaries in the United Kingdom and Germany in February 1994 and the Company utilizes the purchaser of such operations as its primary distributor in Europe.

     The Company and its distributors have sales and support centers located in the United States, Europe, Israel, Taiwan, Korea, China, Japan, Singapore and Hong Kong from which both direct Credence personnel and independent sales and service representatives sell and support the equipment. The Company believes that field support is critical to its customers. Support encompasses many of the components of the total cost of ownership for ATE. Credence seeks to develop long-term relationships with major ATE customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers' systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

     In Japan, the Company has a wholly-owned subsidiary that provides sales and service to its customers. In addition, the Company has a relationship with Innotech, Inc., the distributor of the Company's products in Japan. In March 1996, the Company established a service and support subsidiary in Korea. The Company also has a relationship with Itek, Inc., the distributor of the Company's products in Korea.

     The Company's standard policy is to warrant its new systems against defects in design, materials and workmanship for one year for parts and labor. The Company offers its customers additional support after the warranty period in the form of maintenance contracts for specified time periods. Such contracts include various options such as board replacement, priority response, planned preventive maintenance, scheduled one-on-one training, daily on-site support and monthly system and performance analysis.

RESEARCH AND DEVELOPMENT

     The ATE market is subject to rapid technological change and new product introductions. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop and introduce new products, enhancements and related software tools on a timely and cost-effective basis. This will enable customers to integrate such products into their operations as they begin volume manufacturing of the next generation of semiconductors.

     Credence has pursued a technology acquisition strategy to complement its internal research and development efforts. In 1988, the Company completed its acquisition of Axiom, which added mixed-signal testing capability. In 1989, the Company completed its acquisition of ASIX, which added one of the two proprietary CMOS stabilization methods. In 1990, the Company acquired the STS Division of Tektronix, which added the second proprietary CMOS stabilization method. In 1993, the Company acquired various patents from Tektronix. In March 1995, the Company acquired EPRO, which added non-volatile memory testing capability.

     Each of the stabilization methods acquired by Credence provides a different solution to the tendency of CMOS to experience timing drift as a function of temperature variation. The first proprietary solution uses a timing phase detection circuit combined with a voltage control mechanism to compensate for thermal, voltage and process instability. The second uses a unique combination of counters and heating circuits to provide thermal stability. These methods allow the Company's CMOS-based integrated circuits to achieve the timing repeatability necessary to meet the performance requirements of ATE and to realize the economic and other advantages of CMOS technology over ECL technology. CMOS circuits use less die space than those based on ECL as the circuits require less power and can be more closely packed together.

     Credence believes that the non-volatile memory technology acquired from EPRO may facilitate the development of products and enhancements for testing devices that combine digital, mixed-signal and memory circuits on a single chip. System-on-a-chip testing with a single insertion is designed to reduce the number of systems and process steps required to test specifications while increasing throughput.

     Credence's ongoing research and development efforts also include focusing on increased cycle speed and pin counts of its testers. In addition, the Company is working on a software development program that is intended to provide for upward compatibility through the Company's products. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future.

     Research and development expenses were $ 35.4 million, $24.9 million and $17.3 million in fiscal 1996, 1995 and 1994, respectively.

PROPRIETARY RIGHTS

     The Company currently holds 19 United States patents, which expire beginning in June 1997 through April 2014, and currently has 11 additional patent applications in the United States. In addition, the Company currently has 28 foreign patents, which expire beginning in August 1999 through September 2011 and currently has 12 additional foreign patent applications. The two United States patents acquired from ASIX and Tektronix underlying the Company's proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively. There can be no assurance that pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors.

     The Company has granted a license to Tektronix with respect to 16 United States patents, 29 foreign patents and 10 foreign patent applications and certain other intellectual property rights (collectively, the "Tektronix Rights"), including a patent covering one of the Company's proprietary CMOS stabilization technologies, that were assigned to the Company by Tektronix in 1993. Tektronix has a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to the Tektronix Rights. Tektronix may grant rights under the Tektronix Rights to make, use, sell or otherwise distribute automatic test equipment for testing integrated circuits only to Sony-Tektronix, a Tektronix joint venture affiliate that does not currently offer production ATE, and to a successor-in-interest to Tektronix. Tektronix may not grant or assign such rights to any other party. In addition, Tektronix may not knowingly sell components incorporating the Tektronix Rights to any other party. The Company and Tektronix have granted to each other a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to all improvements, enhancements, modifications or derivative works created before August 1996 ("Improvements") of intellectual property that was licensed or assigned pursuant to a Technology Agreement dated December 31, 1990, as amended on August 12, 1993, including the Tektronix Rights, to make, use and sell ATE for testing integrated circuits. Tektronix's license to the Improvements is subject to the same restrictions as its license to the Tektronix Rights.

     In 1994, the Company granted a royalty bearing license to Micro Component Technology, Inc. ("MCT") with respect to 3 United States patents unrelated to the Company's ATE products in exchange for a worldwide, irrevocable, non-exclusive, royalty-free license on United States Patent No. 4,517,512 issued to MCT for an "Integrated Circuit Test Apparatus Test Head." These three United States patents and their corresponding foreign patents and foreign patent applications were subsequently abandoned in August 1994.

     The Company attempts to protect its intellectual property rights through patents, trade secrets and other measures. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending patent applications will be issued. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, litigation may be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.

     The Company and, to the Company's knowledge, one of its customers, was notified of a claim that certain products, which may include products supplied by the Company, may infringe intellectual property rights of a third party. There are no pending lawsuits against the Company regarding any possible infringement claims arising from such notification.

     The European patent application for the proprietary CMOS stabilization method that was previously owned by Tektronix and subsequently assigned to the Company was abandoned by Tektronix after the patent examiner cited certain prior art. This prior art was not referenced in the corresponding United States patent application. Based upon its review to date of the cited prior art and the European patent examiner's objections, the Company believes that such prior art is unlikely to affect the validity or scope of the claims of the United States patent that was previously owned by Tektronix.

     The prior art may, however, render invalid or significantly narrow the scope of certain claims set forth in the United States patent covering the Company's second proprietary CMOS stabilization method. The European patent examiner referred to this prior art in the European patent application covering this CMOS stabilization method. The European patent application has been approved, but with significantly narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based on its review of its current products, the Company believes that this patent will continue to be valuable to the Company in preventing imitation of the Company's products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid over other alleged prior art. The Company believes that the prior art alleged by the third party is less relevant than the prior art referenced by the European patent examiner. However, there can be no assurance that any of the aforementioned prior art or other prior art will not be successfully asserted and used to invalidate or narrow the scope of any claim of the United States patents or the corresponding Japanese patent applications for the Company's CMOS stabilization methods or any other patents or patent applications of the Company.

     The Company filed suit against Micro Component Technology, Inc. ("MCT") in the United States District Court for the Northern District of California on July 6, 1994. The complaint alleged that MCT was infringing United States Letters Patent No. 4,724,378 owned by the Company for a "Calibrated Automatic Test System" (the "'378 Patent"). The Company sought both injunctive relief and monetary damages. On January 4, 1995, MCT answered the complaint, denying infringement and alleging as a defense that the '378 Patent is invalid and unenforceable. MCT further alleged that it had sold all of its rights to the allegedly infringing product to Megatest Corporation ("Megatest"). Accordingly, on January 30, 1995, the Company filed a motion to amend its complaint to add Megatest as a defendant, seeking injunctive relief and monetary damages. On March 22, 1995, the Court granted the Company's motion to amend its complaint. Megatest answered the amended complaint on April 24, 1995, denying the claim of infringement and asserting a counterclaim for declaratory judgment, declaring that it has not infringed the '378 Patent and that the '378 Patent is invalid and unenforceable. On May 25, 1995, Credence and MCT executed a settlement agreement pursuant to which MCT paid a royalty for past sales and agreed to the entry of an injunction against it regarding the '378 Patent. Credence and Megatest subsequently negotiated a settlement, and settlement documents were transmitted for execution in November 1995. In December 1995, Megatest rejected the settlement and refused to execute the settlement documents. On February 21, 1996, the Company filed a motion to enforce the terms of a negotiated settlement between the Company and Megatest, which motion was denied by the Court after a hearing on April 12, 1996. The Company thereafter amended its complaint with leave of Court to assert a claim against Megatest for breach of the settlement agreement to which the Company contends the parties agreed. Accordingly, Credence is now pursuing its breach of settlement agreement claim and its patent infringement claim against Megatest. Trial on Credence's settlement agreement claims and patent related claims has been bifurcated, such that the former will be tried first. Trial is currently scheduled to commence in June 1997.

     On June 11, 1996, a lawsuit was commenced against the Company by Megatest in the United States District Court for the Northern District of California, in an action styled Megatest Corporation v. Credence Systems Corporation, Civil Action No. C-96-20472. The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,806,852 (the "'852 Patent"), issued on February 21, 1989, which patent is directed to an "Automatic Test System With Enhanced Performance Of Timing Generators." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 3, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '852 Patent and that the '852 Patent is invalid and unenforceable. The parties have recently commenced fact discovery, which is not expected to end until January 5, 1998. Trial is scheduled for June 1, 1998. Based upon information known at this time, the Company believes that it has meritorious defenses to Megatest's claims.

     On June 11, 1996, a lawsuit was commenced against the Company by Teradyne, Inc. ("Teradyne") in the United States District Court for the Central District of California, in an action styled Teradyne, Inc. v. Credence Systems Corporation, Civil Action No. C-96-4121(Ex). The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,231,104 (the "'104 Patent"), issued on October 28, 1980, which patent is directed to "Generating Timing Signals." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 9, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '104 Patent and that the '104 Patent is invalid and unenforceable. The parties have exchanged discovery requests including requests for documents and interrogatories. Document production is currently on hold pending Court resolution regarding the scope of a protective order. The discovery deadline is June 9, 1997. A pre-trial conference is set for June 30, 1997, and a trial date has been set for July 15, 1997. Based on information known at this time, the Company believes that it has meritorious defenses to Teradyne's claims.

     On November 8, 1996, Credence filed a complaint against Teradyne in the United States District Court for the Northern District of California, in an action styled Credence Systems Corporation v. Teradyne, Inc., Civil Action No. C96-4061 (SBA). The complaint alleges that Teradyne is infringing United States Letters Patent No. 4,902,986 owned by the Company and directed toward a "Phased Locked Loop to Provide Precise Frequency and Phase Tracking of Two Signals." The Company's complaint seeks injunctive relief, as well as an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. Teradyne has not yet served its answer to the complaint, which answer is due by February 7, 1997.

     The Company is involved in various claims arising in the ordinary course of business, none of which, including the above Megatest and Teradyne litigation matters, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

     There can be no assurance, however, that infringement or invalidity claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition or results of operations.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing objective is to produce ATE that conforms to Credence's specification at the lowest possible manufacturing cost. Credence relies on outside vendors to manufacture certain components and subassemblies. The Company seeks to manage its inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. The Company assembles these components and subassemblies to create finished testers in the configuration specified by its customers. In general, Credence uses standard components and prefabricated parts available from numerous suppliers. However, certain components and subassemblies necessary for the manufacture of the Company's testers are obtained from a sole supplier or a limited group of suppliers. In particular, the Company's Vista testers have two critical components that are currently available from a sole supplier. In addition, although the Company is qualifying a second source for one critical component used in the SC 212 tester, this critical component is currently being supplied by the same sole supplier of these Vista components. In addition, the Company purchases certain components that are available solely from Tektronix for use in certain of its testers. The Company is in the process of qualifying a second source for the components obtained from Tektronix. There can be no assurance that such alternative sources will be qualified or available to the Company. The Company's reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. The yield and quality of components and the timeliness of deliveries from the Company's outside subcontractors have generally been acceptable to date, although there can be no assurance that they will be acceptable in the future.

TOTAL QUALITY MANAGEMENT

     Credence believes that total quality management ("TQM") is a vital component of customer satisfaction and internal productivity. The Company believes it is a leader in the ATE industry in terms of productivity, as measured by revenue per employee, and that its productivity achievements result in significant part from its focus on TQM. The Company believes that its position with respect to productivity per employee provides it with operational and financial advantages, as it is able to generate revenues without incurring many of the expenses and overhead associated with a greater number of employees.

     The Company has targeted ISO 9001 registration in 1997, and is using this international standard as a baseline for developing an effective quality system. As a result of efforts towards ISO registration, Credence is developing documentation, allowing for comprehensive auditing of its processes. A key component of the quality system is an internal audit process which will result in corrective and preventive actions which are reviewed by senior management on a periodic basis. The Company's participation in these programs is required by several of the Company's major customers.

COMPETITION

     The ATE industry is intensely competitive. Credence faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from certain of its customers. The Company's competitors in the digital semiconductor testing market include Advantest Corporation ("Advantest"), Ando Electric Co., Ltd., LTX Corporation ("LTX"), Schlumberger Ltd., Hewlett-Packard Company ("HP") and Teradyne, Inc. ("Teradyne"). In the mixed-signal semiconductor testing market, the Company's competitors include Teradyne, LTX, HP,

Schlumberger Ltd., and Advantest. In the non-volatile memory testing market the Company's competitors include Teradyne, HP and Advantest.

     The principal elements of competition in the Company's markets and the basis upon which ATE customers select testers include throughput and product performance and total cost of ownership. The Company believes that it competes favorably with respect to these factors.

EMPLOYEES

     As of October 31, 1996, the Company had a total of 575 employees, including 138 engaged in manufacturing, 153 in research and development, 50 in applications, 168 in sales, marketing and service, and 66 in administration. Many of the Company's employees are highly skilled, and the Company believes its future results of operations will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

ADDITIONAL RISK FACTORS

Limited System Sales; Backlog

     The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $2.0 million, excluding the EPRO products which price range is typically below $100,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all tester orders needed to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which would have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce significantly its fixed expenses in a particular period if the Company's net sales goals for such period are not met. The Company has significantly increased its expense levels to support its recent growth, and the Company does not currently believe it will maintain or exceed its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to remain profitable or that it will not sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would be materially adversely affected.

Cyclicality of Semiconductor Industry

     The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors, including manufacturers that are opening new or expanding existing fabrication facilities, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. Prior to the recent downturn, the semiconductor industry had experienced significant growth which, in turn, has caused significant growth in the capital equipment industry in the past three years. There can be no assurance that such growth will resume. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding large fabrication facilities and there can be no assurance that such demand will exist. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

Expansion of Operations; Management of Growth

     The Company has over the last three years experienced a period of annual growth. Since 1993, the Company has significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the March 1995 acquisition of EPRO and the Company's establishment of relationships in Asia. In this regard, the Company relocated its principal office in Fremont, California and EPRO's operations in Santa Clara, California to a larger facility in Fremont, California in July 1996. The Company's expansion has resulted in significantly higher operating expenses, and the Company expects that its operating expenses, including research and development expenses with respect to new products and enhancements and expenses relating to facilities expansion, may continue to increase significantly. If the Company is unable to achieve significantly increased sales or its sales fall below expectations, the Company's business, financial condition or results of operations may be materially adversely affected. Moreover, there can be no assurance that the Company's net sales or rate of growth will increase or remain at or above recent levels.

     The recent growth during the last several years in the Company's sales and the expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition or results of operations.

Sole or Limited Sources of Supply; Reliance on Subcontractors

     Certain components, subassemblies and services necessary for the manufacture of the Company's testers are obtained from a sole supplier or a limited group of suppliers. In particular, the Company's Vista series testers have two critical components that are currently available from a sole supplier. In addition, one critical component in the Company's SC series testers is currently supplied by the same sole supplier. In addition, the Company purchases certain components that are available solely from Tektronix for use in the Vista series testers. The Company does not maintain any long-term supply agreements with any of its vendors and purchases its components and subassemblies through individual purchase orders. The manufacture of certain of the Company's components and subassemblies is an extremely complex process. The Company also relies increasingly on outside vendors to manufacture certain components and subassemblies and to provide certain services. The Company has recently experienced and continues to experience significant reliability, quality and timeliness problems with several critical components supplied by one of its vendors. In addition, the Company and certain of its subcontractors are currently experiencing significant shortages and delays in delivery of various components and subassemblies. There can be no assurance that these or other problems will not continue to occur in the future with these or the Company's other suppliers or outside subcontractors. The Company's reliance on sole or a limited group of suppliers, and the Company's increasing reliance on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies has delayed and could continue to delay shipments of the Company's systems and could have a material adverse effect on the Company's business, financial condition or results of operations. Any continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could have a material adverse effect on the Company's business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and could allow competitors to penetrate such customer accounts. There can be no assurance that the Company's internal manufacturing capacity and that of its suppliers and subcontractors will be sufficient to meet customer requirements.

Highly Competitive Industry

     The ATE industry is intensely competitive. Because of the substantial investment required to develop test application software and interfaces, the Company believes that once a semiconductor manufacturer has selected a particular ATE vendor's tester, the semiconductor manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. The inability of the Company to achieve significant sales to each ATE customer could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Many of the Company's competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have introduced or announced new products with certain performance or price characteristics equal or superior to certain products currently offered by the Company. The Company believes that if the ATE industry continues to consolidate through strategic alliances or acquisitions, as evidenced by acquisitions of Versatest Corporation by Hewlett-Packard Company, of a tester product line of Micro Component Technology, Inc. by Megatest Corporation ("Megatest") and of Megatest by Teradyne, the Company will face significant additional competition from larger competitors that may offer more complete product lines and services than the Company. The Company also expects its competitors to continue to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could materially adversely affect the Company's business, financial condition or results of operations. The Company has experienced and continues to experience significant price competition in the sale of all of its testers. In addition, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressures typically become more intense. The Company believes that to be competitive, it will continue to require significant financial resources in order to, among other items, invest in new product development and enhancements and to maintain customer service and support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

Rapid Technological Change; Importance of Timely Product Introduction

     The ATE market is subject to rapid technological change and new product introductions and enhancements and related software tools. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop and introduce new products and enhancements and related software tools on a timely and cost-effective basis, including the products and products under development acquired in the EPRO merger. The Company's customers require testers with additional features and higher performance and other capabilities. The Company is therefore required to enhance the performance and other capabilities of its existing systems and related software tools. Any success by the Company in developing new and enhanced systems and related software tools and new features to its existing systems depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements and related software tools. The inability of the Company to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, new product or technology introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products.

     Significant delays can occur between a system's introduction and the commencement by the Company of volume production of such system. The Company has been and is experiencing significant delays in the introduction, volume production and sales of its systems and related enhancements, including new models within the digital, mixed-signal and non-volatile memory product lines, due to technical, manufacturing, parts shortages, component reliability and other difficulties and may continue to experience similar delays in the future. As a result, certain of the Company's significant customers have been and are experiencing significant delays in receiving and using certain of the Company's testers in production. There can be no assurance that these or additional difficulties will not continue to arise in the future with respect to the Company's systems and that such delays will not materially adversely affect customer relationships and future sales. Moreover, there can be no assurance that the Company will not encounter these or other difficulties that could delay future introductions or volume production or sales of its systems or enhancements and related software tools. The Company has incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of its testers. If the Company's systems continue to have reliability, quality or other problems, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, among other items, could result. The Company's failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for the Company to sell testers to that manufacturer for a number of years. The Company believes that the continued acceptance, volume production, timely delivery and customer satisfaction of its newer digital, mixed signal and non-volatile memory testers are of critical importance to its future financial results. As a result, an inability to correct any technical, reliability, parts shortages or other difficulties associated with the Company's systems or to manufacture and ship the Company's systems on a timely basis to meet customer requirements could damage relationships with current and prospective customers and would materially adversely affect the Company's business, financial condition or results of operations.

Customer Concentration; Lengthy Sales Cycle

     One customer (a distributor) accounted for 25%, 17% and 13% of the company's net sales in fiscal 1996, 1995 and 1994, respectively. Another customer accounted for 11% of net sales in fiscal 1995. The loss of or any reduction in orders by a significant customer, including losses or reductions due to continuing or other technical, manufacturing, reliability or other difficulties associated with the Company's products or market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

Dependence on Key Personnel; Management Changes

     The Company's future operating results depend in significant part upon the continued service of its key personnel, none of whom are bound by an employment or non-competition agreement. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, engineering and marketing and sales and support personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire such personnel over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition or results of operations.

     On June 26, 1996, Dr. Wilmer R. Bottoms, Chairman of the Board of Directors since 1991 and a member of the Board of Directors since 1985, was appointed Chief Executive Officer of the Company, succeeding Mr. James T. Healy. Dr. Bottoms remains Chairman of the Company's Board of Directors. Mr. Healy resigned from his positions as President and a director of the Company, effective September 30, 1996, to pursue his career elsewhere.

International Sales

     International sales accounted for approximately 67%, 55% and 52% of total net sales in fiscal years 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. As a result, these sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations.

Proprietary Rights

     The Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, including confidentiality agreements. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. In connection with the Company's patent infringement litigation against Megatest, Megatest has challenged the validity and enforceability of one of the Company's patents not relating to its CMOS stabilization methods. There can be no assurance that this or any other patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition or results of operations. In addition to those patent infringement suits discussed in Item 3 hereof, the Company has been involved in extensive, expensive, and time consuming review of patent infringement claims. In addition, the Company has at times been notified of other claims that it may be infringing intellectual property rights possessed by third parties. For a discussion of current proceedings, please see Item 3. Legal Proceedings, below.

     The European patent application relating to one of the proprietary CMOS stabilization methods owned by the Company was abandoned by the prior owner after the European patent examiner cited prior art. This prior art was not referenced in the corresponding United States patent application. Based upon its review to date of the cited prior art and the European examiner's objections, and in part upon the advice of Smith-Hill and Bedell, P.C., general patent counsel to the Company ("SHB"), the Company believes that such prior art is unlikely to affect the validity or scope of the claims of the United States issued patent.

     This prior art may, however, render invalid or significantly narrow the scope of certain claims set forth in the United States patent covering the Company's other proprietary CMOS stabilization method. The European examiner referred to this prior art in the corresponding European patent application. The European application was approved, but with significantly narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based in part upon the advice of SHB, and on the Company's review of its current products, the Company believes that this patent will continue to be valuable to the Company in preventing imitation of the Company's products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid as a result of other alleged prior art. The Company believes, based in part upon the advice of SHB, that the prior art alleged by the third party is less relevant than the prior art referenced by the European examiner. The corresponding Japanese application has been rejected by the examiner and the Company has appealed to reverse the examiner's rejection. However, there can be no assurance that any of the aforementioned prior art or other prior art will not be successfully asserted and used to invalidate or narrow the scope of any claim of the United States patents or the corresponding Japanese patent applications or any other patents or other patent applications of the Company.

     Certain of the Company's customers have received notices of infringement from Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to such person. The Company was notified by a customer in 1990 and a different customer in late 1994 that the Company may be obligated to defend or settle claims that the Company's products infringe such person's patents, and, in the event it is subsequently determined that the customer infringes such person's patents, such customer intends to seek reimbursement from the Company for damages and other related expenses. There can be no assurance the Company will be successful in defending current or future patent infringement claims or claims for indemnification resulting from infringement claims. An award of damages, injunctive relief or expenditures by the Company of significant amounts in defending any such action could materially adversely affect the Company's business, financial condition or results of operations, regardless of the outcome of any litigation. With respect to any claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to continue to resort to litigation to challenge such claims. Such challenges have been and could continue to be extremely expensive and time consuming, and could materially adversely affect the Company's business, financial condition or results of operations, regardless of the outcome of any litigation.

Acquisitions

     The Company has developed in significant part through mergers and acquisitions. The Company may in the future pursue acquisitions of complementary product lines, technologies or businesses. Any future acquisitions by the Company, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition or results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and may continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no commitments or agreements with respect to any such acquisition. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

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

Volatility of Stock Price

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales of the Company's common stock into the marketplace, an outbreak of hostilities, natural disasters, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations could cause the price of the Company's common stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's common stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.


ITEM 2.   PROPERTIES

     The Company maintains its corporate headquarters in Fremont, California. This leased facility, totaling 104,400 square feet, contains corporate administration, sales, engineering, local customer support and memory products manufacturing. The lease on this facility expires in June 2004. The Company's digital and mixed signal manufacturing facilities, as well as additional sales, engineering and customer support functions, are located in Beaverton, Oregon. The lease covering this 90,000 square foot facility expires in November 2002. An additional 42,000 square foot building houses Beaverton sales and service groups under a lease expiring in February 2001. The Company maintains 12 sales and service offices in the United States. The Company believes that its existing facilities are adequate to meet its current and foreseeable requirements and that suitable additional or substitute space will be available as needed.


ITEM 3.   LEGAL PROCEEDINGS

     The Company filed suit against Micro Component Technology, Inc. ("MCT") in the United States District Court for the Northern District of California on July 6, 1994. The complaint alleged that MCT was infringing United States Letters Patent No. 4,724,378 owned by the Company for a "Calibrated Automatic Test System" (the "'378 Patent"). The Company sought both injunctive relief and monetary damages. On January 4, 1995, MCT answered the complaint, denying infringement and alleging as a defense that the '378 Patent is invalid and unenforceable. MCT further alleged that it had sold all of its rights to the allegedly infringing product to Megatest Corporation ("Megatest"). Accordingly, on January 30, 1995, the Company filed a motion to amend its complaint to add Megatest as a defendant, seeking injunctive relief and monetary damages. On March 22, 1995, the Court granted the Company's motion to amend its complaint. Megatest answered the amended complaint on April 24, 1995, denying the claim of infringement and asserting a counterclaim for declaratory judgment, declaring that it has not infringed the '378 Patent and that the '378 Patent is invalid and unenforceable. On May 25, 1995, Credence and MCT executed a settlement agreement pursuant to which MCT paid a royalty for past sales and agreed to the entry of an injunction against it regarding the '378 Patent. Credence and Megatest subsequently negotiated a settlement, and settlement documents were transmitted for execution in November 1995. In December 1995, Megatest rejected the settlement and refused to execute the settlement documents. On February 21, 1996, the Company filed a motion to enforce the terms of a negotiated settlement between the Company and Megatest, which motion was denied by the Court after a hearing on April 12, 1996. The Company thereafter amended its complaint with leave of Court to assert a claim against Megatest for breach of the settlement agreement to which the Company contends the parties agreed. Accordingly, Credence is now pursuing its breach of settlement agreement claim and its patent infringement claim against Megatest. Trial on Credence's settlement agreement claims and patent related claims has been bifurcated, such that the former will be tried first. Trial is currently scheduled to commence in June 1997.

     On June 11, 1996, a lawsuit was commenced against the Company by Megatest in the United States District Court for the Northern District of California, in an action styled Megatest Corporation v. Credence Systems Corporation, Civil Action No. C-96-20472. The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,806,852 (the "'852 Patent"), issued on February 21, 1989, which patent is directed to an "Automatic Test System With Enhanced Performance Of Timing Generators." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 3, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '852 Patent and that the '852 Patent is invalid and unenforceable. The parties have recently commenced fact discovery, which is not expected to end until January 5, 1998. Trial is scheduled for June 1, 1998. Based upon information known at this time, the Company believes that it has meritorious defenses to Megatest's claims.

     On June 11, 1996, a lawsuit was commenced against the Company by Teradyne, Inc. ("Teradyne") in the United States District Court for the Central District of California, in an action styled Teradyne, Inc. v. Credence Systems Corporation, Civil Action No. C-96-4121(Ex). The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,231,104 (the "'104 Patent"), issued on October 28, 1980, which patent is directed to "Generating Timing Signals." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 9, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '104 Patent and that the '104 Patent is invalid and unenforceable. The parties have exchanged discovery requests including requests for documents and interrogatories. Document production is currently on hold pending Court resolution regarding the scope of a protective order. The discovery deadline is June 9, 1997. A pre-trial conference is set for June 30, 1997, and a trial date has been set for July 15, 1997. Based on information known at this time, the Company believes that it has meritorious defenses to Teradyne's claims.

     On November 8, 1996, Credence filed a complaint against Teradyne in the United States District Court for the Northern District of California, in an action styled Credence Systems Corporation v. Teradyne, Inc., Civil Action No. C96-4061 (SBA). The complaint alleges that Teradyne is infringing United States Letters Patent No. 4,902,986 owned by the Company and directed toward a "Phased Locked Loop to Provide Precise Frequency and Phase Tracking of Two Signals." The Company's complaint seeks injunctive relief, as well as an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. Teradyne has not yet served its answer to the complaint, which answer is due by February 7, 1997.

     The Company is involved in various claims arising in the ordinary course of business, none of which, including the above Megatest and Teradyne litigation matters, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

                      EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The executive officers and key employees of the Company, and their ages and positions as of January 10, 1997, are as follows:

                  NAME                AGE       POSITION
                  ----                ---       --------
      Executive Officers:

      Dr. Wilmer R. Bottoms            53       Chairman and Chief Executive Officer

      Richard Y. Okumoto               44       Senior Vice President, Chief Financial Officer and Secretary

      David A. Ranhoff                 41       Senior Vice President, Sales and Marketing

      Key Employees:

      Rick Carmichael                  48       Senior Vice President, Corporate Marketing

      David K. Cheung                  43       Senior Vice President, Engineering

      George W. DeGeer                 50       Senior Vice President, Operations

      Robert E. Huston                 55       Vice President, Test Technology

      Gary J. Lesmeister               56       Chief Scientist

     Dr. Wilmer R. Bottoms has served as Chairman of the Board of Directors and Chief Executive Officer since June 1996 and as Chairman of the Board of Directors since July, 1991 and a member of the Board of Directors of the Company since 1985. Dr. Bottoms served as Senior Vice President of Patricof & Co. Ventures, Inc., from 1984 to June 1996 and prior to his tenure at Patricof & Co. Ventures, Inc., Dr. Bottoms served as President of the Semiconductor Equipment Group at Varian Associates.

     Richard Y. Okumoto has served as Senior Vice President since August 1993, as Vice President, Finance and Treasurer of the Company from March 1993 to August 1993 and as Chief Financial Officer and Secretary since March 1993. Prior to joining the Company, Mr. Okumoto served as Corporate Controller of Novellus Systems, Inc., a semiconductor equipment manufacturer, from March 1990 to March 1993. Mr. Okumoto was corporate controller for Digital Research Corporation, a software developer, from March 1989 to March 1990. From August 1987 to March 1989, Mr. Okumoto served as Vice President and General Manager of Basys, Inc., a software publisher. From 1976 to August 1987, Mr. Okumoto also held various management positions with Media Test Specialists, Inc., Measurex Corporation and Fairchild.

     David A. Ranhoff has served as Senior Vice President, Sales and Marketing since July 1996 and as Senior Vice President, Sales, Marketing and Service from July 1995 to June 1996. Mr. Ranhoff served as Senior Vice President, Sales and Service from August 1993 to July 1995 and as Vice President, Sales from January 1993 to August 1993. He served as Vice President, European Operations from July 1990 to December 1992. From March 1988 to June 1990, Mr. Ranhoff served as Managing Director of European Operations of the Company and as National Sales Manager from July 1985 to March 1988. Prior to joining the Company, Mr. Ranhoff served for eight years in various sales and management positions for GenRad.

     Richard C. Carmichael rejoined the Company in September 1996 and has served as Senior Vice President, Corporate Marketing since that time. From September 1995 to December 1995 Mr. Carmichael served as Vice President of Marketing at Megatest Corporation and then, after the acquisition of Megatest Corporation by Teradyne, Inc., Mr. Carmichael held the position of Marketing Manager, Megatest Division for Teradyne, Inc. Mr. Carmichael served as Senior Vice President, Marketing for the Company from August 1993 until August 1995 and Vice President, Marketing from July 1992 to August 1993. Mr. Carmichael first joined the Company in January 1991 and served as Western Area Sales Manager from January 1991 to July 1992. From January 1989 to December 1990, Mr. Carmichael was the Regional Sales Manager for the STS Division of Tektronix. Prior to joining the Company, Mr. Carmichael served for nine years in various sales and marketing positions, most recently as Vice President of Sales for Megatest Corporation, a semiconductor test manufacturer. Mr. Carmichael was also a product specialist at Fairchild.

     David K. Cheung has served as Senior Vice President, Engineering since January 1995, as Vice President, Engineering from May 1994 to January 1995 and as Director of Engineering from October 1993 to May 1994. From

September 1992 to October 1993, Mr. Cheung served as Director of Engineering at Schlumberger Technologies, Inc. where he led the development of advanced digital IC testers. Mr. Cheung held various management positions at Schlumberger from 1982 to September 1992.

     George W. DeGeer has served as Senior Vice President, Operations since August, 1996, as Senior Vice President, Manufacturing from January 1995 to August, 1996, as Vice President, Manufacturing from October 1993 to January 1995, as Director of Manufacturing from July 1992 to October 1993, and as Vista Manufacturing Manager from January 1991 to July 1992. Prior to joining the Company, Mr. DeGeer held various manufacturing management positions at Tektronix, Inc. for more than twenty years.

     Robert E. Huston has served as Vice President, Test Technology since August 1992. From February 1983 to August 1992, Mr. Huston was a co-founder and fellow of Trilium Corporation and was the architect of the Micromaster series of test systems. Mr. Huston was a fellow at LTX from August 1988 to August 1992 developing high frequency test strategies. He served in various senior engineering positions beginning in 1967 at Fairchild working with a team to develop the LSI test system.

     Gary J. Lesmeister has served as Chief Scientist of the Company since 1991. Mr. Lesmeister is the inventor of the Company's proprietary V-Chip technology and has created other patent pending designs for products. Prior to joining the Company, Mr. Lesmeister served as a consultant for TimeMaster from January 1990 to December 1990, as a Senior Staff Engineer with ASIX from March 1987 to December 1989 and as technical staff member of research laboratories of Rosemount Inc., and Control Data for more than ten years where he worked on ultrasonics, supercomputers, voice recognition, bubble memory and custom VLSI projects.

     Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among executive officers or directors of the Company.

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


     The Company's common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low stock prices for the last two fiscal years were:


                         1996                1995
                ----------------------------------------
Quarter Ended       High       Low      High       Low
--------------  ---------- ---------- --------- --------
January 31          $41.50    $17.75    $18.00    $13.00
April 30             27.50     15.75     24.50     15.17
July 31              24.50     10.62     38.25     22.50
October 31           18.25     12.50     40.25     28.00

     There were approximately 450 stockholders of record at January 10, 1997. To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future and, under the current bank agreements, such payment would require prior bank approval.



ITEM 6.   SELECTED FINANCIAL DATA


     The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                            Year Ended October 31,
                                        ----------------------------------------------------------
                                             1996       1995        1994        1993        1992
                                        ----------- ----------- ---------- ----------- -----------
                                                  (in thousands, except per share amounts)
Consolidated Statement of Operations
 Data:
Net sales                                  $238,788    $176,805    $118,211    $83,058     $58,017
Operating income (loss)                      54,334      43,817      24,208      9,496      (6,194)
Income (loss) before taxes                   58,267      46,649      24,939      8,574      (8,206)
Net income (loss)                            37,703      30,354      19,193      6,000      (8,639)
Net income (loss) per share                $   1.72    $   1.45    $   0.97    $  0.39     $ (0.60)
Number of shares used in computing
     per share amounts                       21,930      20,984      19,749     15,251      14,310

Consolidated Balance Sheet Data:
Working capital                            $144,623    $126,395    $ 64,101    $30,542     $ 7,449
Total assets                                223,042     186,593     103,668     73,355      40,694
Long-term debt, less current maturities          --          --         655      1,843       1,244
Retained earnings (accumulated deficit)      84,029      46,326      16,604     (2,589)     (8,589)
Stockholders' equity                        189,782     150,286      78,213     41,633      15,615

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


     Credence was incorporated in California in March, 1982 and shipped its first automatic test equipment ("ATE") product in June 1985. The Company reincorporated in Delaware in October 1993. The Company experienced sequential growth in annual net sales from fiscal 1985 through fiscal 1991, followed by a downturn in fiscal 1992 caused by weaknesses in certain sectors of the ATE market and delayed new product introductions. From fiscal 1993 through fiscal 1996, the Company's annual net sales grew sequentially due principally to growth in the semiconductor industry and related capacity expansion by the Company's customers.

     The Company received approximately $78.0 million in net proceeds from its initial, second and third public offerings of its common stock in the first quarter of fiscal 1994, the second quarter of fiscal 1994 and the third quarter of fiscal 1995. In March 1995, EPRO, a California-based manufacturer of memory testers, merged with the Company in a stock-for-stock exchange. The Company accounted for the merger as a pooling of interests, and, accordingly, historical financial information of the Company includes the results of operations of EPRO for all periods presented.

     The Company's operating performance from the first quarter of fiscal 1993 through the third quarter of fiscal 1996 produced sequential quarter-to-quarter growth in both net sales and net income. In the fourth quarter of fiscal 1996, net sales decreased 34% from the third quarter of fiscal 1996 and 17% from the fourth quarter of fiscal 1995. The decrease was due primarily to a significant weakness in the ATE market which materially adversely affected the Company and several other companies in the semiconductor equipment industry. Net income for the fourth quarter of fiscal 1996 decreased 63% from the third quarter of fiscal 1996 and 55% from the fourth quarter of fiscal 1995.

     The following discussions should be read in conjunction with the consolidated financial statements, and notes thereto, included elsewhere herein. For a further discussion of the Company's business, and risk factors affecting its results of operations, readers are strongly encouraged to review the additional risk factors included elsewhere in this Annual Report on Form 10-K.

     Certain of the statements contained in this Annual Report on Form 10-K are forward-looking statements and involve a number of risks and uncertainties. In addition to the factors discussed herein, among other factors that could cause actual results to differ materially include the following: limited system sales; backlog; expansion of operations; management of growth; sole or limited sources of supply; reliance on subcontractors; an intensely competitive industry; rapid technological change; dependence on key customers; dependence on key personnel; management changes; international sales; proprietary rights; acquisitions; and need for future capital.

RESULTS OF OPERATIONS

     Net Sales. Net sales consist of revenues from systems sales, upgrades, spare parts sales and maintenance contracts. Net sales increased to $238.8 million in fiscal 1996 from $176.8 million in fiscal 1995 and $118.2 million in fiscal 1994, increases of 35.1% and 49.6%, respectively. These increases were due primarily to increases in system unit sales and, to a lesser extent, higher average selling prices ("ASPs") for certain systems sold. The growth rate in fiscal 1996 was adversely impacted by a significant decrease in revenue shipments in the fourth quarter due to declines in orders booked in the second half of fiscal 1996. The Company anticipates that its quarterly net sales may continue at the same or lower levels into the first half of fiscal 1997 or until market conditions improve. International net sales accounted for approximately 67%, 55% and 52% of total net sales in fiscal 1996, 1995 and 1994, respectively. The Company anticipates that its international business will continue to account for a significant portion of net sales for the foreseeable future. As a result, the Company's international business will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, integration of foreign operations of acquired businesses, difficulties in managing distributors, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection.

     Gross Margin. The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, new product introductions, pricing by competitors or suppliers, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. The Company's gross margin as a percentage of net sales decreased to 59.4% in fiscal 1996 from 60.3% in fiscal 1995 and 59.5% in fiscal 1994. The decrease in fiscal 1996 was due primarily to a significant decrease in revenue shipments in the fourth quarter which resulted in an underutilization of factory capacity, offset partially by the benefit from resizing of certain areas in operations. There can be no assurance that the Company's gross margin will remain at or above the recent levels.

     Research and Development. Research and development expenses as a percentage of net sales were 14.8%, 14.1% and 14.6%, in fiscal 1996, 1995 and 1994, respectively. In absolute dollars, research and development expenses increased to $35.4 million in fiscal 1996 from $24.9 million in fiscal 1995 and $17.3 million in fiscal 1994, reflecting continued investments in the development of new products, as well as enhancements of existing product lines. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses may increase in absolute dollars in fiscal 1997 as compared to fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $52.0 million in fiscal 1996 from $38.0 million in fiscal 1995 and $28.9 million in 1994, increases of 36.8% and 31.7%, respectively. These increases were due primarily to increased sales commissions related to increased product sales and increased employee compensation and expenses related to additional personnel. In fiscal 1996, selling, general and administrative expenses as a percentage of net sales remained flat from fiscal 1995. As a percentage of net sales, selling, general and administrative expenses declined to 21.5% in fiscal 1995 from 24.4% in fiscal 1994, due primarily to the increase in net sales amounts in fiscal 1995. The Company expects selling, general and administrative expenses may increase in absolute dollars in fiscal 1997 as compared to fiscal 1996.

     Interest Income and Interest and Other Expenses. The Company generated interest income of $4.2 million, $3.0 million and $1.1 million in fiscal 1996, 1995 and 1994, respectively, due to interest earned on significantly higher cash and short-term investments balances provided by operations and the receipt of proceeds from public offerings.

     Income Tax. The effective tax rates of 35% for fiscal 1996 and 1995, and 23% for fiscal 1994 were lower than the combined federal and state statutory rates in effect for those years, due primarily to the foreign sales corporation benefits, utilization of tax loss carryforwards and the recognition of certain other deferred tax assets. The Company expects that its effective tax rate will be comparable to its 1996 rate in future years.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash of $31.0 million, $14.7 million and $13.6 million in fiscal 1996, 1995 and 1994, respectively. The net cash provided by operating activities reflected higher profitability and adjustments for increasing levels of depreciation and amortization, offset primarily by significant increases in inventories and accounts receivable. Investing activities used net cash of $37.7 million, $38.0 million, and $10.7 million in fiscal 1996, 1995 and 1994, respectively. In the last three fiscal years, the Company invested primarily in short-term investments, capital equipment and technologies. Financing activities provided net cash of $0.8 million, $38.3 million and $33.6 million for fiscal 1996, 1995 and 1994, respectively, due primarily to the issuance of the Company's common stock, offset in part by payments on debt and capital lease obligations. As of October 31, 1996, the Company had working capital of approximately $144.6 million, including cash, cash equivalents and short-term investments of $86.3 million, $49.0 million of accounts receivable and $35.7 million of inventories. The growth in accounts receivable is due primarily to slower collections and extended payment terms given to certain customers during the fourth quarter of fiscal 1996. The Company expects accounts receivable to continue to represent a significant portion of working capital. The growth in inventories in fiscal 1996 is due primarily to increased purchases to meet increasing shipments during the first three quarters of the year, followed by decreased shipments in the fourth quarter of fiscal 1996. The Company believes that because of the relatively long manufacturing cycles of many of its testers as well as the necessary stocking of materials for new products that are expected to be introduced in fiscal 1997, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks that could materially adversely affect the Company's business, financial condition or results of operations.

     The Company's principal sources of liquidity as of October 31, 1996 consisted of approximately $86.3 million of cash, cash equivalents and short-term investments and $20.0 million available under the Company's unsecured working capital line of credit due to expire on July 25, 1997. As of October 31, 1996, no amounts were outstanding under the line of credit and the Company was in compliance with all financial covenants under the agreement. The development and manufacture of new ATE systems and enhancements are highly capital intensive. In order to be competitive, the Company must make significant investments in capital equipment, operations expansion and research and development. The Company expects that its existing cash balances and short-term investments, together with its current or successor line of credit and anticipated cash flow from operations will satisfy its financing requirements for at least the next 12 months.

FUTURE OPERATING RESULTS

     The Company's short-term outlook weakened significantly in the latter half of fiscal 1996, as it did in general for the other companies in the semiconductor equipment industry. Delays, deferrals and cancellations in orders for the Company's products in the second half of fiscal 1996 resulted in a 30% decrease in backlog at October 31, 1996, as compared to backlog at October 31, 1995. Consequently, the Company anticipates it will experience reduced shipment levels until market conditions improve. The Company is continuing to monitor and control expenses in order to minimize the impact lower revenues would have on the results of operations; however, there can be no assurance that the Company will be able to maintain profitability during this period of lower revenues.

     The Company's sales, gross margin and operating results have in the past fluctuated significantly, as experienced in fiscal 1992 due to a downturn caused by weakness in the ATE market and a similar experience in the latter part of fiscal 1996, and may in the future fluctuate significantly depending upon a variety of factors, including cyclicality or downturns in the semiconductor market and the markets served by the Company's customers; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the startup of new product introductions; changes in pricing by the Company, its competitors, customers, or suppliers; manufacturing capacity; the ability to volume produce systems and meet customer requirements; inventory obsolescence; patterns of capital spending by customers; delays, cancellations, or rescheduling of orders due to customer financial difficulties or otherwise; changes in overhead absorption levels due to changes in the number of systems manufactured; the timing and shipment of orders; availability of components, subassemblies, and services; expenses associated with acquisitions and alliances; product discounts; customization and reconfiguration of systems; the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers; the mix of products sold; the length of manufacturing and sales cycles; natural disasters; regulatory changes; and political and economic instability. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

     The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty. In addition, the need for continued expenditures for research and development, capital equipment purchases, and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company's net sales goals for the period are not met. The Company has significantly increased its expense levels to support its recent annual growth, and there can be no assurance that the Company will maintain or exceed its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. Due to these additional factors, historical results and percentage relationships discussed in this Annual Report on Form 10-K will not necessarily be indicative of the results of operations for any future period.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the years ended October 31, 1996, 1995, and 1994


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----
Report of Ernst & Young LLP, Independent Auditors                                    25

Consolidated Balance Sheets -- October 31, 1996 and 1995                             26

Consolidated Statements of Operations -- Years Ended October 31, 1996, 1995 and
1994                                                                                 27

Consolidated Statements of Stockholders' Equity -- Years Ended October 31, 1996,
1995 and 1994                                                                        28

Consolidated Statements of Cash Flows -- Years Ended October 31, 1996, 1995 and
1994                                                                                 29

Notes to Consolidated Financial Statements                                           31


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
CREDENCE SYSTEMS CORPORATION

     We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ Ernst & Young LLP

San Jose, California
December 2, 1996

                          CREDENCE SYSTEMS CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                               OCTOBER 31,
                                        -----------------------
                                             1996       1995
                                        -----------------------
ASSETS
Current assets:
  Cash and cash equivalents                $ 48,649    $ 54,534
  Short-term investments                     37,643      29,045
  Accounts receivable, net of allowance
   for doubtful accounts
    of $1,781 and $1,692 in 1996 and
     1995, respectively                      49,025      44,049
  Inventories                                35,721      25,887
  Deferred income taxes                       3,939       4,978
  Prepaid expenses and other current
   assets                                     2,906       4,209
                                           --------    --------
    Total current assets                    177,883     162,702
Long-term investments                         4,284          --
Property and equipment, net                  32,764      17,770
Other assets, net of accumulated
 amortization of $4,594 and $3,136 in
  1996 and 1995, respectively                 8,111       6,121
                                           --------    --------
                                           $223,042    $186,593
                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $ 13,842    $ 11,271
  Accrued payroll and related
   liabilities                                7,064       7,390
  Accrued warranty                            2,358       5,068
  Accrued distributor commissions             3,054       2,140
  Other accrued liabilities                   5,353       5,738
  Income taxes payable                        1,589       4,700
                                           --------    --------
    Total current liabilities                33,260      36,307
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
     Authorized shares -- 1,000,000
      ($0.001 par value); no shares
      issued                                     --          --
  Common stock:
     Authorized shares -- 40,000,000
      ($0.001 par value)
     Issued and outstanding shares --
      21,642,936 in 1996 and 21,420,634
      in 1995                                    22          21
     Additional paid-in capital             105,731     103,939
  Retained earnings                          84,029      46,326
                                           --------    --------
    Total stockholders' equity              189,782     150,286
                                           --------    --------
                                           $223,042    $186,593
                                           ========    ========

                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               YEAR ENDED OCTOBER 31,
                                        ---------------------------------
                                             1996       1995       1994
                                        ------------ ---------- ---------
Net sales:
  Systems and upgrades                     $221,096   $160,030   $102,536
  Service and spare parts                    17,692     16,775     15,675
                                           --------   --------   --------
       Total net sales                      238,788    176,805    118,211
Cost of goods sold                           97,010     70,121     47,873
                                           --------   --------   --------
Gross margin                                141,778    106,684     70,338
Operating expenses:
   Research and development                  35,442     24,859     17,273
   Selling, general and administrative       52,002     38,008     28,857
                                           --------   --------   --------
       Total operating expenses              87,444     62,867     46,130
                                           --------   --------   --------
Operating income                             54,334     43,817     24,208
Interest income                               4,155      2,979      1,094
Interest and other expenses, net                222        147        363
                                           --------   --------   --------
Income before income taxes                   58,267     46,649     24,939
Income taxes                                 20,564     16,295      5,746
                                           --------   --------   --------
Net income                                 $ 37,703   $ 30,354   $ 19,193
                                           ========   ========   ========
Net income per share                       $   1.72   $   1.45   $   0.97
                                           ========   ========   ========
Number of shares used in computing per
 share amount                                21,930     20,984     19,749
                                           ========   ========   ========




                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                                   RETAINED
                                           COMMON STOCK          ADDITIONAL     STOCKHOLDERS'      EARNINGS          TOTAL
                                     ----------------------       PAID-IN           NOTES       (ACCUMULATED      STOCKHOLDERS'
                                       SHARES      AMOUNT         CAPITAL        RECEIVABLE        DEFICIT)          EQUITY
                                     ----------  ----------      ----------     -------------   ------------      -------------
Balance at October 31, 1993             17,376          $11        $ 44,244            $(33)         $(2,589)        $ 41,633
Issuance of common stock on
 exercise of options
   under incentive stock
    option plans and warrants              821            1             576              --               --              577
Issuance of common stock in
 second public
   offering, net of issuance
    costs                                1,125            1          13,739              --               --           13,740
Issuance of common stock under
 employee stock
   purchase plan                            16           --             152              --               --              152
Income tax benefit from stock
 option exercises                           --           --           2,885              --               --            2,885
Payments on stockholders'
 notes receivable                           --           --              --              33               --               33
Net income                                  --           --              --              --           19,193           19,193
                                        ------          ---        --------            ----          -------         --------
Balance at October 31, 1994             19,338           13          61,596              --           16,604           78,213

Adjustment for  three-for-two
 stock split                                --            6              (6)             --               --               --
Issuance of common stock on
 exercise of options
   under incentive stock
    option plans                           591            1             788              --               --              789
Issuance of common stock in
 third public offering, net of issuance
    costs                                1,425            1          37,945              --               --           37,946
Issuance of common stock under
 employee stock
   purchase plan                            67           --             734              --               --              734
Income tax benefit from stock
 option exercises                           --           --           2,882              --               --            2,882
EPRO fiscal year conversion                 --           --              --              --             (632)            (632)
Net income                                  --           --              --              --           30,354           30,354
                                        ------          ---        --------            ----          -------         --------
Balance at October 31, 1995             21,421           21         103,939              --           46,326          150,286

Issuance of common stock on
 exercise of options
   under incentive stock
    option plans                           133            1             243              --               --              244
Issuance of common stock under
 employee stock
   purchase plan                            89           --           1,232              --               --            1,232
Income tax benefit from stock
 option exercises                           --           --             317              --               --              317
Net income                                  --           --              --              --           37,703           37,703
                                        ------          ---        --------            ----          -------         --------
Balance at October 31, 1996             21,643          $22        $105,731            $ --          $84,029         $189,782
                                        ======          ===        ========            ====          =======         ========



                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED OCTOBER 31,
                                                     ------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                     1996      1995        1994
                                                     ----------- ----------- ------------
OPERATING ACTIVITIES:
  Net income                                           $ 37,703    $ 30,354    $ 19,193
  Adjustments to reconcile net income to
    net cash provided
    by operating activities:
    Depreciation and amortization                        11,485       6,326       5,228
    EPRO fiscal year conversion                              --        (632)         --
    Deferred taxes                                        1,039      (1,744)     (2,605)
    (Gain) loss on disposal of property
    and equipment                                          (123)       (253)         49
    Changes in operating assets and
    liabilities:
  Accounts receivable                                    (4,976)    (17,537)    (10,380)
  Inventories                                           (13,339)    (13,654)     (2,764)
  Prepaid expenses and other current
   assets                                                 1,303      (3,018)       (402)
  Accounts payable                                        2,571       6,193        (508)
  Accrued liabilities                                    (1,852)      5,222       1,469
  Income taxes payable                                   (2,794)      3,490       4,344
                                                       --------    --------    --------
   Net cash provided by operating
    activities                                           31,017      14,747      13,624

INVESTING ACTIVITIES:
   Purchases of available-for-sale
    securities                                          (80,028)    (17,524)         --
   Purchases of held-to-maturity
    securities                                               --     (32,570)     (4,642)
   Maturation of available-for-sale
    securities                                           55,625          --          --
   Maturation of held-to-maturity
    securities                                           11,521      25,691          --
   Acquisition of property and equipment                (24,689)    (11,280)     (4,308)
   Other assets                                          (4,209)     (2,925)     (1,963)
   Proceeds from sale of assets                           4,057         600         189
                                                       --------    --------    --------
     Net cash used in investing activities              (37,723)    (38,008)    (10,724)

FINANCING ACTIVITIES:
   Payments on notes payable                                 --          --      (5,845)
   Principal payments under capital
    lease obligations                                      (655)     (1,172)     (1,842)
   Issuance of common stock, net of
    repurchases                                           1,476      40,398      43,374
   Payment of expenses related to
    Company's public offerings                               --        (928)     (2,005)
   Borrowings under notes receivable                         --          --        (163)
   Payments received on stockholders'
    notes receivable and notes
    receivable                                               --          --          87
                                                       --------    --------    --------
     Net cash provided by financing
      activities                                            821      38,298      33,606
                                                       --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                                        (5,885)     15,037      36,506
Cash and cash equivalents at beginning
 of the period                                           54,534      39,497       2,991
                                                       --------    --------    --------
Cash and cash equivalents at end of the
 period                                                $ 48,649    $ 54,534    $ 39,497
                                                       ========    ========    ========

                          CREDENCE SYSTEMS CORPORATION

                                 (IN THOUSANDS)

                                                            YEAR ENDED OCTOBER 31,
                                                        -------------------------------
                                                          1996        1995      1994
                                                        --------- ----------- ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Interest paid                                        $    48    $   124    $  378
     Income taxes paid                                    $22,319    $14,017    $4,319
NONCASH ACTIVITIES:
     Net transfers of inventory to
      property and equipment                              $ 3,505    $   712    $  973



                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Credence Systems Corporation ("Credence" or the "Company") was incorporated under the laws of the State of California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of automated test equipment used in the production of semiconductors. The Company has a subsidiary in Japan engaged in sales, marketing and service of the Company's products. Also, the Company has a subsidiary in Korea engaged in service of the Company's products. The operations of and net investment in foreign subsidiaries is not material.


     BASIS OF PRESENTATION

     The consolidated financial statements give retroactive effect to the merger with EPRO (see Note 2), which was accounted for as a pooling of interests. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.


     REVENUE RECOGNITION

     Revenue and related warranty expenses are recognized upon product shipment. Net sales consist of product sales less discounts and estimated allowances. A provision for the estimated costs to enhance the functionality and reliability of the installed base is recorded when such requirements become known. Revenues from service contracts are recognized ratably over the contract period.


     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     For purposes of cash flow reporting, the Company considers all highly liquid investments with minimum yield risks and original maturity dates of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper and U.S. government agency obligations, carried at cost that approximates market.


     Management classifies investments as trading, available-for-sale or held-to-maturity at the time of purchase and periodically reevaluates such classification. There were no securities classified as trading as of October 31, 1996. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.


     The fair market value of cash equivalents and short-term and long-term investments is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

                                      OCTOBER 31,   OCTOBER 31
                                         1996          1995
                                     ------------  -----------
Money market                              $17,284      $14,522
Commercial paper                           16,404       32,042
Certificate of deposit                      8,452           --
                                     ------------  -----------
     Cash equivalents                      42,140       46,564
Cash                                        6,509        7,970
     Cash and cash equivalents            $48,649      $54,534
                                     ============  ===========

     The short-term investments mature in less than one year. All long-term investments have maturities of one to two years. At October 31, 1996 these investments are classified as available-for-sale and are categorized as follows (in thousands):

                                                       OCTOBER 31,
                                                           1996
                                                      ------------
Commercial paper                                           $15,067
Treasury notes                                              11,847
Certificates of deposit                                      9,744
Banker's acceptances                                           985
                                                      ------------
  Short-term investments                                    37,643
  Long-term investments, all treasury notes                  4,284
                                                      ------------
                                                           $41,927
                                                      ============

     The following is a summary of available-for-sale and held-to-maturity securities as of October 31, 1995 (in thousands):

                              AVAILABLE-FOR-      HELD-TO-MATURITY
                              SALE SECURITIES        SECURITIES
                              ---------------     ----------------
Commercial paper                  $ 9,331              $ 4,476
Treasury notes                        494                3,007
Certificates of deposit               ---                3,006
Banker's acceptances                  589                1,032
Other debt securities               7,110                   --
                              ---------------     ----------------
  Short-term investments          $17,524              $11,521
                              ===============     ================

     INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                              OCTOBER 31,
                                     -----------------------------
                                       1996              1995
                                     -----------       -----------
Raw materials                            $20,482           $11,855
Work-in-process                           10,222            10,392
Finished goods                             5,017             3,640
                                         $35,721           $25,887
                                     ===========       ===========

     PROPERTY AND EQUIPMENT


     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of three to five years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Property and equipment consists of the following (in thousands):

                                                  OCTOBER 31,
                                        -----------------------------
                                           1996              1995
                                        -----------       -----------
Machinery and equipment                     $29,845           $23,713
Leasehold improvements                        7,780             1,403
Furniture and fixtures                        4,699             2,993
Spare parts                                  20,169            12,417
                                        -----------       -----------
                                             62,493            40,526
Less accumulated depreciation and            29,729            22,756
 amortization                           -----------       -----------
Net property and equipment                  $32,764           $17,770
                                        ===========       ===========

     OTHER ASSETS

     Other assets consist primarily of purchased technologies and related rights which are amortized using the straight-line method over the assets estimated useful lives of three to five years. Accumulated amortization associated with intangible assets is approximately $4,594,000 and $3,136,000 at October 31, 1996 and 1995, respectively.


     NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common and common equivalent shares (stock options) outstanding during the period.


     UPCOMING PRONOUNCEMENTS

     Required adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," effective for the Company during the first fiscal quarter of 1997 is not expected to have a material impact on the consolidated financial statements of the Company.


     The Company intends to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for the Company during the first fiscal quarter of 1997. The Company will disclose the impact of stock-based compensation in its footnotes and will not include such impact on its recorded earnings.


     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.


     CONCENTRATIONS OF OTHER RISKS

     The semiconductor industry has historically been cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by the Company. Differences between the Company's forecast of market demand for its products and actual demand could have a material effect on the financial statements. In addition, the automatic test equipment industry is highly competitive, and subject to rapid technological change. As defined by GAAP, it is reasonably possible that events related to the above factors may occur in the near term which would cause a change to the Company's estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such changes could materially adversely affect the Company's business, financial condition and results of operations.


     In addition, the Company relies on several suppliers and manufacturing subcontractors to provide many of the key components and subassemblies used in the Company's products. Some of these items are available from only one or a limited group of suppliers. Any disruption in the delivery of these items could materially adversely affect the Company's business, financial condition and results of operations.


2.   MERGER WITH EPRO

     In March 1995, the Company completed a merger with EPRO whereby EPRO was merged with a wholly-owned subsidiary of Credence. The Company issued approximately 2.1 million shares of common stock in exchange for all of the outstanding common stock of EPRO. In addition, outstanding options to purchase EPRO common stock were converted into options to purchase approximately 81,000 shares of Credence common stock. The transaction was accounted for as a pooling of interests and, therefore, all prior period consolidated financial statements presented, and the consolidated financial statements as of October 31, 1995 and for the year then ended, were restated as if the merger took place at the beginning of the earliest period presented.

     EPRO had a calendar year and, accordingly, the EPRO statement of operations for the year ended December 31, 1994 has been combined with the Credence statement of operations for the fiscal year ended October 31, 1994. In order to conform EPRO's year end to Credence's fiscal year end, the consolidated statement of operations for fiscal 1995 includes two months (November and December 1994) for EPRO that are also included in the consolidated statement of income for the fiscal year ended October 31, 1994. Accordingly, an adjustment has been made in fiscal 1995 to retained earnings for the duplication of net income of $632,000 for such two-month period. Other results of operations for such two-month period of EPRO include net sales of $2,896,000, income before taxes of $1,100,000, and income tax expense of $468,000.


3.   CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DATA

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term investments and trade receivables. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the balance sheet.


     The Company sells its products primarily to semiconductor manufacturers located in the United States, Asia Pacific and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses historically have been both immaterial and within management's expectations.


     Export sales, which are denominated in U.S. dollars, represent sales to the Company's customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:


                                          YEAR ENDED OCTOBER 31,
                                      ----------------------------
                                        1996       1995      1994
                                      --------    ------    ------
                       Domestic            33%      45%       48%
                       Asia Pacific        58       45        45
                       Europe               9       10         7
                                         -----    -----     -----
                       Total sales        100%     100%      100%
                                         =====    =====     =====

     One customer (a distributor) accounted for 25%, 17% and 13% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. Another customer accounted for 11% of net sales in fiscal 1995. The Company's major distributor sells product into one country in Asia. This subjects a significant portion of the Company's receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. No estimate could be made of the impact that disruption of business with that country would have on the Company's business, financial condition or results of operations.

4.   BANK CREDIT LINE

     The Company has a $20,000,000 unsecured bank line of credit, with interest at the bank's prime rate (8.25% at October 31, 1996), which expires July 25, 1997. This line supports the issuance of letters of credit and foreign exchange contracts. At October 31, 1996, the Company had no borrowings outstanding under this line of credit. Borrowings under the line of credit are subject to the Company's ability to meet certain financial covenants and require the Company to obtain certain bank approvals for the payment of dividends. The Company was in compliance with all financial covenants at October 31, 1996.


5.   LEASE OBLIGATIONS AND OTHER COMMITMENTS

     The Company entered into operating leases for test and other equipment totalling approximately $3.3 million and $1.1 million, in fiscal 1996 and 1995, respectively. Test equipment included in these leases was sold to and leased back from the lessors at the Company's cost. These leases call for monthly rental payments for three years from the inception of each lease and contain multiple end-of-lease options including: 1) renewal of the lease; 2) purchase of the equipment at predetermined or fair market values; or 3) return of the equipment to the lessor.

     The Company leases its facilities under operating leases that expire periodically through 2004. In addition, the Company has subleased a vacated facility under a non-cancelable lease agreement.


     The approximate future minimum lease payments and sublease proceeds under these operating leases at October 31, 1996 are as follows (in thousands):

                                  LEASE        SUBLEASE
                                PAYMENTS       PROCEEDS
                              ------------    -----------
                 1997            $ 4,090             $307
                 1998              3,511               26
                 1999              2,964               --
                 2000              2,321               --
                 2001              2,003               --
                 Thereafter        3,328               --
                              ------------    -----------
                                 $18,217             $333
                              ============    ===========

     Rent expense was approximately $4,132,000, $1,936,000 and $1,475,000 for the years ended October 31, 1996, 1995 and 1994, respectively.


     The Company has an agreement with a distributor whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the distributor to the bank. Under this agreement, the distributor agreed to grant to the Company a security interest to secure the obligations of the distributor as a result of any payments by the Company pursuant to the guaranty. At October 31, 1996, the maximum allowable debt of the distributor subject to this guarantee was $1,000,000 and the amount outstanding was $1,000,000. At October 31, 1996, no demand had been made on the Company in regards to this guaranty.

6.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     In March 1996, the stockholders approved an amendment to the Company's certificate of incorporation to increase the number of shares of common stock authorized for issuance thereunder by an additional 10,000,000 shares to a total of 40,000,000 shares of common stock. This amendment has not yet been filed in Delaware.


     The Company sold 3,750,000 shares of common stock at $8.00 per share in its initial public offering on October 28, 1993. On April 7, 1994, the Company sold 1,125,000 shares of common stock at $13.83 per share in its second public offering. On June 14, 1995, the Company sold 1,425,000 shares of common stock at $28.75 per share in its third public offering.

     On May 17, 1995, the Company declared a three-for-two stock split paid in the form of a 50% stock dividend to holders of record of the Company's common stock on May 26, 1995 (the "Stock Split"). The dividend shares were distributed to stockholders on June 5, 1995. All share and per share amounts herein reflect the Stock Split. Additionally, an amount equal to the par value of the additional common shares has been transferred from additional paid-in capital to common stock as of October 31, 1995.


     STOCK OPTION PLANS

     In 1984, the Company adopted the 1984 Stock Option Plan (the "Option Plan"). The Option Plan allowed for the granting of incentive as well as nonqualified stock options. The Company's 1993 Stock Option Plan (the "1993 Plan") serves as the successor equity incentive program to the Option Plan and the ASIX 1989 Stock Option Plan, which the Company assumed in connection with its merger with ASIX Systems Corporation effective in October 1989. The 1993 Plan was adopted by the Board of Directors in August 1993 and approved by the stockholders in October 1993. All outstanding stock options under the predecessor plans were incorporated into the new 1993 Plan at the effective date of the Company's initial public offering, but continue to be governed by the terms and conditions of the specific instruments evidencing those options.


     The 1993 Plan is divided into two separate components: (i) the Discretionary Option Grant Program and (ii) the Automatic Option Grant Program. Options granted under the Discretionary Option Grant Program will have an exercise price equal to 100% of the fair market value of such shares on the date of grant, a maximum term of ten years and are exercisable, over a vesting period, generally four to five years. Under the Automatic Option Grant Program, options are granted automatically at periodic intervals to non-employee members of the Board at an exercise price equal to 100% of the fair market value of the option shares on the date of grant and a maximum term of ten years.


     Activity under both plans (in thousands, except per share amounts) is as follows:

                                            OPTIONS                      OPTIONS OUTSTANDING
                                           AVAILABLE    -----------------------------------------------
                                           FOR GRANT    NUMBER OF                          AGGREGATE
                                                        SHARES        PRICE PER SHARE        PRICE
                                        -------------  -----------    ----------------     ------------
BALANCE AT OCTOBER 31, 1993                      404       1,952      $ 0.08 - $  9.00         $ 2,439
   Options granted                              (222)        222      $ 1.61 - $ 17.08           2,138
   Options canceled                              122        (122)     $ 0.08 - $ 17.08            (267)
   Options exercised                              --        (821)     $ 0.08 - $  9.00            (577)
                                        -------------  -----------    ----------------     ------------
BALANCE AT OCTOBER 31, 1994                      304       1,231      $ 0.08 - $ 17.08           3,733
   Increase in authorized shares                 749          --                    --              --
   Options granted                              (442)        442      $ 1.61 - $ 33.00          11,536
   Options canceled                               41         (41)     $ 0.54 - $ 33.00            (460)
   Options exercised                              --        (591)     $ 0.08 - $ 17.08            (789)
                                        -------------  -----------    ----------------     ------------
BALANCE AT OCTOBER 31, 1995                      652       1,041      $ 0.44 - $ 33.00          14,020
Increase in authorized shares                    500          --                    --              --
   Options granted                            (1,107)      1,107      $12.75 - $ 29.00          17,129
   Options canceled                              227        (227)     $ 0.54 - $ 33.00          (5,344)
   Options exercised                              --        (133)     $ 0.52 - $ 16.50            (242)
   Options expired                                (8)         --                    --              --
                                        -------------  -----------    ----------------     ------------
BALANCE AT OCTOBER 31, 1996                      264       1,788      $ 0.44 - $ 33.00        $ 25,563
                                        =============  ===========    ================     ============

     The Company has reserved for issuance approximately 2,052,000 shares of common stock in connection with the stock option plans. At October 31, 1996, approximately 463,000 shares were exercisable at an aggregate exercise price of $4,916,000.


     EMPLOYEE STOCK PURCHASE PLAN

     In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which provides eligible employees with the opportunity to acquire shares of the Company's common stock. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. Approximately 89,000 and 67,000 shares were acquired pursuant to the plan in 1996 and 1995, respectively. At October 31, 1996, approximately 126,000 shares were reserved for issuance under the plan.


7.   EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20 percent of their pre-tax wages subject to IRS limits. The Company has never made a matching contribution to this plan as of October 31, 1996.

     The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made $3,721,000 in quarterly contributions in fiscal 1996 and $3,467,000 and $1,545,000 in annual contributions in fiscal 1995 and 1994, respectively.


8.      INCOME TAXES

          The tax provision (benefit) for continuing operations consists of the following (in thousands):

                                       YEAR ENDED OCTOBER 31,
                                ------------------------------------
                                     1996        1995        1994
                                -----------  -----------  ----------
               FEDERAL:
                     Current       $16,317       $15,310    $ 6,446
                     Deferred        1,647        (1,140)    (2,345)
                                ----------   -----------  ----------
                                    17,964        14,170      4,101
               STATE:
                     Current         2,358         2,928      1,645
                     Deferred          220          (803)        --
                                ----------   -----------  ----------
                                     2,578         2,125      1,645
               FOREIGN:
                     Current            22            --         --
                                   $20,564       $16,295    $ 5,746
                                ==========   ===========  ==========

     Pre-tax income (loss) from foreign operations was approximately $56,000 in 1996, $0 in 1995 and $(318,000) in 1994.

     A reconciliation between the Company's effective tax rate (35% in 1996 and 1995, and 23% in 1994) and the U.S. statutory rate is as follows (in thousands):

                                                YEAR ENDED OCTOBER 31,
                                        ----------------------------------
                                           1996         1995        1994
                                        ----------   ----------  ---------
Tax computed at statutory rate            $20,394     $16,327    $ 8,728
State income tax (net of federal            1,687       1,381      1,073
 benefit)
Foreign sales corporation benefit          (1,626)     (1,388)      (202)
Net operating loss carryforward benefit      (141)       (141)      (141)
Change in valuation allowance                  --        (141)    (4,684)
Other items                                   250         257        972
                                        ----------   ----------  ---------
                                          $20,564     $16,295    $ 5,746
                                        ----------   ----------  ---------

     At October 31, 1996 the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $2,400,000 and $194,000, respectively, which expire in 2003 through 2005. Utilization of the net operating loss carryforwards at October 31, 1996 is limited to approximately $401,000 annually under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of the credit carryforwards is similarly limited.


     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                           OCTOBER 31,
                                                    ---------------------
                                                       1996        1995
                                                    ----------  ---------
Deferred tax assets:
Accounting for inventories                             $ 3,173    $ 2,774
Allowance for doubtful accounts                            748        634
Accruals not currently deductible                        1,621      2,728
Net operating loss carryforwards                           843        984
Research credit carryforwards                              194        194
                                                    ----------  ---------

      Total deferred tax assets                          6,579      7,314
Valuation allowance for deferred tax assets               (897)    (1,037)
                                                    ----------  ---------
                                                         5,682      6,277
Deferred tax liability:
Tax over book depreciation                              (1,742)      (439)
Other                                                       --        (34)
                                                    ----------  ---------
      Total deferred tax liability                      (1,742)      (473)
                                                    ----------  ---------
      Net deferred tax assets                          $ 3,940    $ 5,804
                                                    ==========  =========

     The change in the valuation allowance was a net decrease of $140,000 and $984,000 in 1996 and 1995, respectively.

9.   CONTINGENCIES

     The Company filed suit against Micro Component Technology, Inc. ("MCT") in the United States District Court for the Northern District of California on July 6, 1994. The complaint alleged that MCT was infringing United States Letters Patent No. 4,724,378 owned by the Company for a "Calibrated Automatic Test System" (the "'378 Patent"). The Company sought both injunctive relief and monetary damages. On January 4, 1995, MCT answered the complaint, denying infringement and alleging as a defense that the '378 Patent is invalid and unenforceable. MCT further alleged that it had sold all of its rights to the allegedly infringing product to Megatest Corporation ("Megatest"). Accordingly, on January 30, 1995, the Company filed a motion to amend its complaint to add Megatest as a defendant, seeking injunctive relief and monetary damages. On March 22, 1995, the Court granted the Company's motion to amend its complaint. Megatest answered the amended complaint on April 24, 1995, denying the claim of infringement and asserting a counterclaim for declaratory judgment, declaring that it has not infringed the '378 Patent and that the '378 Patent is invalid and unenforceable. On May 25, 1995, Credence and MCT executed a settlement agreement pursuant to which MCT paid a royalty for past sales and agreed to the entry of an injunction against it regarding the '378 Patent. Credence and Megatest subsequently negotiated a settlement, and settlement documents were transmitted for execution in November 1995. In December 1995, Megatest rejected the settlement and refused to execute the settlement documents. On February 21, 1996, the Company filed a motion to enforce the terms of a negotiated settlement between the Company and Megatest, which motion was denied by the Court after a hearing on April 12, 1996. The Company thereafter amended its complaint with leave of Court to assert a claim against Megatest for breach of the settlement agreement to which the Company contends the parties agreed. Accordingly, Credence is now pursuing its breach of settlement agreement claim and its patent infringement claim against Megatest. Trial on Credence's settlement agreement claims and patent related claims has been bifurcated, such that the former will be tried first. Trial is currently scheduled to commence in June 1997.


     On June 11, 1996, a lawsuit was commenced against the Company by Megatest in the United States District Court for the Northern District of California, in an action styled Megatest Corporation v. Credence Systems Corporation, Civil Action No. C-96-20472. The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,806,852 (the "'852 Patent"), issued on February 21, 1989, which patent is directed to an "Automatic Test System With Enhanced Performance Of Timing Generators." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 3, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '852 Patent and that the '852 Patent is invalid and unenforceable. The parties have recently commenced fact discovery, which is not expected to end until January 5, 1998. Trial is scheduled for June 1, 1998. Based upon information known at this time, the Company believes that it has meritorious defenses to Megatest's claims.


     On June 11, 1996, a lawsuit was commenced against the Company by Teradyne, Inc. ("Teradyne") in the United States District Court for the Central District of California, in an action styled Teradyne, Inc. v. Credence Systems Corporation, Civil Action No. C-96-4121(Ex). The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,231,104 (the "'104 Patent"), issued on October 28, 1980, which patent is directed to "Generating Timing Signals." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 9, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '104 Patent and that the '104 Patent is invalid and unenforceable. The parties have exchanged discovery requests including requests for documents and interrogatories. Document production is currently on hold pending Court resolution regarding the scope of a protective order. The discovery deadline is June 9, 1997. A pre-trial conference is set for June 30, 1997, and a trial date has been set for July 15, 1997. Based on information known at this time, the Company believes that it has meritorious defenses to Teradyne's claims.


     On November 8, 1996, Credence filed a complaint against Teradyne in the United States District Court for the Northern District of California, in an action styled Credence Systems Corporation v. Teradyne, Inc., Civil Action No. C96-4061 (SBA). The complaint alleges that Teradyne is infringing United States Letters Patent No. 4,902,986 owned by the Company and directed toward a "Phased Locked Loop to Provide Precise Frequency and Phase Tracking of Two Signals." The Company's complaint seeks injunctive relief, as well as an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. Teradyne has not yet served its answer to the complaint, which answer is due by February 7, 1997.


     The Company is involved in various claims arising in the ordinary course of business, none of which, including the above Megatest and Teradyne litigation matters, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.


10.  RELATED PARTY TRANSACTIONS

     Mr. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. For the years ended October 31, 1996, 1995 and 1994, the Company sold approximately $7,887,000, $3,135,000 and $3,018,000, respectively, of products and services to Xilinx. The amounts receivable from Xilinx were approximately $126,000 and $799,000 at October 31, 1996 and 1995, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     Not Applicable.


                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.


     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION.


     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.


(a)  The following documents are filed as part of the Annual Report on Form 10-
     K:

  1. Financial Statements. The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

                                                                Page
                                                                ----
       Report of Ernst & Young LLP, Independent Auditors         25
       Consolidated Balance Sheets --
               October 31, 1996 and 1995                         26
       Consolidated Statements of Operations --
               Years Ended October 31, 1996, 1995 and 1994       27
       Consolidated Statements of Stockholders' Equity --
               Years Ended October 31,1996, 1995 and 1994        28
       Consolidated Statements of Cash Flows --
               Years Ended October 31,1996, 1995 and 1994        29
       Notes to Consolidated Financial Statements                31

  2. Financial Statement Schedule. The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1996, 1995 and 1994, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

                                                                Page
                                                                ----
 Schedule II --     Valuation and Qualifying Accounts            43

     Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

  3.   Exhibits.  See Exhibit Index on page 44.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

(c)  See Exhibit Index on page 44.

(d) The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1996, 1995 and 1994, is filed as part of this
Annual Report on Form 10-K and should   be read in conjunction with the
Consolidated Financial Statements of Credence Systems Corporation:

                                                                Page
                                                                ----
  Schedule II --     Valuation and Qualifying Accounts           43

     Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 1997.


                                      CREDENCE SYSTEMS CORPORATION
                                      -------------------------------
                                              (Registrant)



                                      By: /s/ WILMER R. BOTTOMS
                                          --------------------------------------
                                          Wilmer R. Bottoms
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

                                          /s/ RICHARD Y. OKUMOTO
                                          --------------------------------------
                                          Richard Y. Okumoto
                                          Senior Vice President, Chief Financial
                                          Officer and Secretary (Principal
                                          Financial and Accounting Officer)

                               POWER OF ATTORNEY
                               -----------------


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wilmer R. Bottoms and Richard Y. Okumoto, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                                                    DATE
          ---------                         -----                                                    ----


/s/ WILMER R. BOTTOMS           Chairman of the Board of Directors and                         January 28, 1997
-----------------------------   Chief Executive Officer
Wilmer R. Bottoms


/s/ RICHARD Y. OKUMOTO          Senior Vice President, Chief Financial Officer and             January 28, 1997
-----------------------------   Secretary (Principal Financial and Accounting Officer)
Richard Y. Okumoto

/s/ HENK J. EVENHUIS            Director                                                       January 28, 1997
-----------------------------
Henk J. Evenhuis

/s/ WILLIAM G. HOWARD, JR.      Director                                                       January 28, 1997
-----------------------------
William G. Howard, Jr.

/s/ JOS C. HENKENS              Director                                                       January 28, 1997
-----------------------------
Jos C. Henkens

/s/ BERNARD V. VONDERSCHMITT    Director                                                       January 28, 1997
-----------------------------
Bernard V. Vonderschmitt

                                                                     SCHEDULE II

                          CREDENCE SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                         Additions
                                            Balance at   Charged to                Balance at
                                            Beginning    Costs and                    End
Description                                  of Year      Expenses    Write-offs    of Year
-----------                                 ----------   ----------   ----------   ----------

Year ended October 31, 1996
   Allowance for doubtful accounts            $1,692         $270         $181       $1,781

Year ended October 31, 1995
     Allowance for doubtful accounts          $1,472         $360         $140       $1,692

Year ended October 31, 1994
     Allowance for doubtful accounts          $1,449         $127         $104       $1,472

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                                                  PAGE
---------                                                                                ----
   2.1(1)   Agreement and Plan of Merger dated October 5, 1993 between Credence
            Systems Corporation, a California Corporation, and the Company.

   2.2(1)   Asset Purchase Agreement dated December 31, 1990 between Tektronix,
            Inc. and the Company, including Amendment No. 1 to the Asset
            Purchase Agreement dated December 31, 1990.

   2.3(1)   Technology Agreement between Tektronix, Inc. and the Company dated
            December 31, 1990.

   2.4(1)   Letter Agreement between Tektronix, Inc. and the Company dated
            September 30, 1992.

   2.5(1)   Amendment Agreement dated as of August 12, 1993 between Tektronix,
            Inc. and the Company.

   2.6(1)   1990 Plan of Purchase Price Adjustment Recapitalization.

   2.7(1)   Letter Agreement between Tektronix, Inc. and the Company dated
            August 11, 1993.

  2.8(11) Agreement and Plan of Reorganization dated as of February 6, 1994 among the Registrant, Semiconductor Test Solutions, Inc., EPRO and the shareholders of EPRO listed therein.

  3.1(14)   Amended and Restated Certificate of Incorporation of the Company.

   3.2(1)   Bylaws of the Company.

   4.1(1)   Investor Rights Agreement dated October 15, 1989 by and among the
            Company and the investors listed therein, including Amendment
            Agreement to the Investor Rights Agreement dated June 15, 1990,
            Second Amendment Agreement to the Investor Rights Agreement dated
            September 30, 1992, the Third Amendment Agreement to Investor Rights
            Agreement dated August 8, 1993 and the Fourth Amendment Agreement to
            Investor Rights Agreement dated March 10, 1994.

  4.2(10)   Fifth Amendment Agreement to the Investor Rights Agreement dated May
            26, 1995.

  10.1(1) Form of Indemnification Agreement between the Company and each of its officers and directors.

  10.2(1)   Underwriting Agreement dated October 28, 1993 by and among the
            Company and the underwriters named therein.

  10.3(4) Underwriting Agreement dated March 31, 1994 by and among the Company and the underwriters named therein.

 10.4(10) Underwriting Agreement dated June 14, 1995 by and among the Company and the underwriters named therein.

  10.5(1)   Industrial Space Lease between Renco Investment Company and the
            Company dated August 12, 1992 including the First Addendum dated
            August 14, 1992, Option to renew Lease dated August 14, 1992, First
            Amendment to Lease dated October 22, 1992 and Acceptance Agreement dated November 25, 1992.

  10.6(1)   Indenture (lease agreement) between Pen Nom I Corporation and the
            Company dated April 3, 1991, including the First Amendment to Lease dated August 16, 1991, the Second Amendment to Lease dated December
            10, 1991, the Third Amendment to Lease dated August 7, 1992, the
            Fourth Amendment to Lease dated October 13, 1992 and the Fifth
            Amendment to Lease dated November 15, 1993.

  10.7(1) Master Equipment Lease Agreement between the Company and Financing for Science and Industry, Inc. dated February 26, 1993.

  10.8(6)   Settlement Agreement between MCT and the Company dated May 9, 1994.

  10.9(7)   Leaseline Agreement between Comdisco and the Company dated July 29,
            1994.

 EXHIBIT
 NUMBER                                                                                  PAGE
---------                                                                                ----
 10.10(2)   Indemnification and Security Agreement between Credence Capital
            Corporation and the Company dated October 28, 1994.

 10.11(4)   Stock Transfer Agreement by and among the Company, Richard Cann,
            Rene Verhaegen and Credence Europa Limited dated as of February 28,
            1994.

 10.12(4) Secured Line of Credit Agreement between Credence Europa Limited and the Company dated as of February 28, 1994.

 10.13(9)   Lease by and between the Company and The Mutual Life Insurance
            Company of New York dated June 16, 1995.

10.14(13)   First Amendment to Lease by and between the Company and The Mutual
            Life Insurance Company of New York dated December 29, 1995.

10.15(14)   Loan and Security Agreement between the Company and Silicon Valley
            Bank and Comerica Bank-California dated April 28, 1995, as amended.

10.16(12)   Domestic and International Master Agreement for Purchase of Equipment
            and Product Support between the Company and Comdisco, Inc., dated
            January 31, 1995.

10.17(13)   Employment Agreement by and between the Company and Elwood H.
            Spedden dated October 31, 1995.

10.18(14)   Master Lease Purchase Agreement, Lease Purchase Closing Schedule and
            Lease Purchase Addendum No. One between Metlife Capital Corporation and the Company dated April 30, 1996.

10.19(15)   Loan Agreement among Silicon Valley Bank, Bank of Hawaii and the
            Company, dated July 26, 1996.

    10.20 License Agreement between the Company and Kinetix Test Systems, LLC, dated July 31, 1996.

    10.21   Lease Agreement between Petula Associates, Ltd. and Koll Portland
            Associates, dba KBC-Tigard II and the Company dated September 12,
            1995.

    10.22   Sixth Amendment to Lease by and between the Company and Pen Nom I
            Corporation dated March 10, 1995.

     11.1   Statement of Computation of Net Income per Share.

     21.1   Subsidiaries of the Company.

     23.1   Consent of Ernst & Young LLP, Independent Auditors.

     24.1   Power of Attorney (reference is made to page 42 of this report).

     27.1   EDGAR Financial Data Schedule.

 99.1(14)   1993 Stock Option Plan, as amended.

  99.2(5)   1994 Employee Stock Purchase Plan.

  99.3(3) Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.

  99.4(3) Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.

  99.5(3)   Addendum to the Stock Option Agreement (Special Tax Elections).

  99.6(3)   Addendum to the Stock Option Agreement (Change in Control).

  99.7(3)   Addendum to the Stock Option Agreement (Financial Assistance).

  99.8(3)   Addendum to the Stock Option Agreement (Limited Stock Appreciation
            Rights).

 99.9(14) Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

 EXHIBIT
 NUMBER                                                                                  PAGE
---------                                                                                ----
99.10(14)   Form of Stock Option Agreement (Non-Employee Director) to be
            generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

 99.11(8)   Compensation Agreement between the Company and Jos C. Henkens, dated
            November 5, 1993.

 99.12(8) Compensation Agreement between the Company and Wilmer R. Bottoms, dated November 5, 1993.

 99.13(8) Compensation Agreement between the Company and Robert F. Kibble, dated November 5, 1993.

 99.14(8)   Compensation Agreement between the Company and Bernard V.
            Vonderschmitt, dated November 5, 1993.

 99.15(8) Compensation Agreement between the Company and Henk J. Evenhuis, dated November 4, 1993.

99.16(14)   Form of Notice of Grant of Initial Stock Option (Non-Employee
            Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan, as amended.

---------------------
      (1)   Incorporated by reference to an exhibit to the Company's
            Registration Statement on Form S-1 (Registration No. 33-68438) as
            amended.

      (2)   Incorporated by reference to an exhibit to the Company's 1994 Annual
            Report on Form 10-K (Commission File No. 0-22366).

      (3)   Incorporated by reference to an exhibit to the Company's
            Registration Statement on Form S-8 (Registration No. 33-71856).

      (4)   Incorporated by reference to an exhibit to the Company's
            Registration Statement on Form S-1 (Registration No. 33-76264) as amended.

      (5)   Incorporated by reference to an exhibit to the Company's
            Registration Statement on Form S-8 (Registration No. 33-76542).

      (6)   Incorporated by reference to an exhibit to the Company's Quarterly
            Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended April 30, 1994.

      (7)   Incorporated by reference to an exhibit to the Company's Quarterly
            Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended July 31, 1994.

      (8)   Management contract or compensatory plan filed pursuant to Item
            14(c).

      (9)   Incorporated by reference to an exhibit to the Company's Quarterly
            Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended July 31, 1995.

     (10)   Incorporated by reference to an exhibit to the Company's
            Registration statement on Form S-3 (Registration No. 33-92802), as amended.

     (11)   Incorporated by reference to an exhibit to the Company's Current
            Report on Form 8-K as filed with the Commission on March 29, 1995, as amended on May 26, 1995.

     (12)   Incorporated by reference to an exhibit to the Company's Quarterly
            Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended April 30, 1995.

     (13)   Incorporated by reference to an exhibit to the Company's 1995 Annual
            Report on Form 10-K (Commission File No. 0-22366).

     (14)   Incorporated by reference to an exhibit to the Company's Quarterly
            Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended April 30, 1996.

     (15)   Incorporated by reference to an exhibit to the Company's Quarterly
            Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended July 31, 1996.