Form 10-Q
period 1997-01-31
CREDENCE SYSTEMS CORP
filed 1997-03-14
CIK 893162

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                        COMMISSION FILE NUMBER 0-22366

                         CREDENCE SYSTEMS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                94-2878499
      (State or other jurisdiction)                   (IRS  Employer
    of incorporation or organization)               Identification No.)


   215 FOURIER AVE., FREMONT, CALIFORNIA                   94539
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

  At January 31, 1997, there were 21,791,493 shares of the Registrant's common stock, $0.001 par value per share outstanding.


--------------------------------------------------------------------------------

CREDENCE SYSTEMS CORPORATION

                                          INDEX                                         PAGE NO.
                                          -----                                         --------

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements......................................................    3
              Condensed Consolidated Balance Sheets.....................................    3
              Condensed Consolidated Income Statements..................................    4
              Condensed Consolidated Statements of Cash Flows...........................    5
              Notes to Condensed Consolidated Financial Statements......................    6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................    8

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings.........................................................   17
Item 2.       Changes in Securities.....................................................   17
Item 3.       Defaults Upon Senior Securities...........................................   17
Item 4.       Submission of Matters to a Vote of Securityholders........................   17
Item 5.       Other Information.........................................................   17
Item 6.       Exhibits and Reports on Form 8-K..........................................   19


PART I  - FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

                         CREDENCE SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                JANUARY 31,        OCTOBER 31,
                                                                   1997               1996
                                                                -----------        -----------
ASSETS
Current assets:
  Cash and cash equivalents......................                $ 49,672           $ 48,649
  Short-term investments.........................                  27,769             37,643
  Accounts receivable, net.......................                  50,546             49,025
  Inventories....................................                  34,976             35,721
  Other current assets...........................                   7,067              6,845
                                                                 --------           --------
    Total current assets.........................                 170,030            177,883
Long-term investments............................                     986              4,284
Property and equipment, net......................                  37,433             32,764
Other assets.....................................                   9,695              8,111
                                                                 --------           --------
    Total assets.................................                $218,144           $223,042
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................                $  8,919           $ 13,842
  Accrued liabilities............................                  16,073             17,829
  Income taxes payable...........................                   1,351              1,589
                                                                 --------           --------
    Total current liabilities....................                  26,343             33,260
Commitments
Stockholders' equity.............................                 191,801            189,782
                                                                 --------           --------
    Total liabilities and stockholders' equity...                $218,144           $223,042
                                                                 ========           ========


                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                          ------------------------
                                                           1997              1996
                                                          -------          -------
Net sales..............................................   $40,261          $60,911
Cost of goods sold.....................................    19,439           24,373
                                                          -------          -------
Gross margin...........................................    20,822           36,538
Operating expenses:
   Research and development............................     8,806            8,317
   Selling, general and administrative.................    11,431           12,802
                                                          -------          -------
       Total operating expenses........................    20,237           21,119
                                                          -------          -------
Operating income.......................................       585           15,419
Interest income, net...................................     1,027            1,055
                                                          -------          -------
Income before income taxes.............................     1,612           16,474
Income taxes...........................................       558            5,930
                                                          -------          -------
Net income.............................................   $ 1,054          $10,544
                                                          =======          =======
Net income per share...................................   $  0.05          $  0.48
                                                          =======          =======
Number of shares used in computing per share amount....    22,215           21,951
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


                                                                             THREE MONTHS ENDED
                                                                                JANUARY 31,
                                                                            -------------------
                                                                              1997        1996
                                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income...........................................................  $ 1,054     $10,544
     Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.......................................    2,821       2,393
      (Gain) loss on disposal of property and equipment...................      (26)          -
      Changes in operating assets and liabilities:
       Accounts receivable, inventories and other current assets..........   (5,196)     (7,768)
       Accounts payable, accrued liabilities and income taxes payable.....   (6,768)      5,960
                                                                            -------     -------
     Net cash provided (used) by operating activities.....................   (8,115)     11,129
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available-for-sale securities...........................  (13,360)    (25,264)
     Maturities of available-for-sale short-term investments..............   19,135       9,392
     Sales of available-for-sale securities...............................    7,397           -
     Maturities of held-to-maturity securities............................        -       7,516
     Acquisition of property and equipment................................   (3,355)     (5,164)
     Other assets.........................................................   (1,738)        (36)
     Proceeds from sale of property and equipment.........................      243           -
                                                                            -------     -------
      Net cash provided (used) in investing activities....................    8,322     (13,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations...................                 (242)
     Issuance of common stock.............................................      816         593
                                                                            -------     -------
     Net cash provided by financing activities............................      816         351
                                                                            -------     -------
Net increase (decrease) in cash and cash equivalents......................    1,023      (2,076)
Cash and cash equivalents at beginning of period..........................   48,649      54,534
                                                                            -------     -------
Cash and cash equivalents at end of period................................  $49,672     $52,458
                                                                            =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid........................................................  $    --     $    10
     Income taxes paid....................................................  $   648     $ 1,964
NONCASH INVESTING ACTIVITIES:
     Net transfers of inventory to property and equipment.................  $ 4,198     $   105
NONCASH FINANCING ACTIVITIES:
     Income tax benefit from stock option exercises.......................  $   149     $    45

                            See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  QUARTERLY FINANCIAL STATEMENTS

     The condensed consolidated financial statements and related notes for the three months ended January 31, 1997 and 1996 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended January 31, 1997 and 1996 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1996 included in the Annual Report on Form 10-K and the additional risk factors, including, without limitation, risks relating to fluctuations in operating results, rapid technological change, importance of timely product introduction, risks of delays, limited system sales, backlog, cyclicality of semiconductor industry, expansion of operations, management of growth, sole or limited sources of supply, reliance on subcontractors, highly competitive industry, dependence on key customers, lengthy sales cycle, dependence on key personnel, management changes, international sales, proprietary rights, acquisitions, future capital needs and volatility of stock price, as set forth in this Report. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

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



2.  INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):


                       JANUARY 31,   OCTOBER 31,
                          1997          1996
                       -----------   -----------
Raw materials.........   $21,189       $20,482
Work-in-process.......    10,054        10,222
Finished goods........     3,733         5,017
                         -------       -------
                         $34,976       $35,721
                         =======       =======


3.  NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common and common equivalent shares (stock options) outstanding during the period.


4.  CONTINGENCIES

     The Company filed suit against Micro Component Technology, Inc. ("MCT") in the United States District Court for the Northern District of California on July 6, 1994. The complaint alleged that MCT was infringing United States Letters Patent No. 4,724,378 owned by the Company for a "Calibrated Automatic Test System" (the "'378 Patent"). The Company sought both injunctive relief and monetary damages. On January 4, 1995, MCT answered the complaint, denying infringement and alleging as a defense that the '378 Patent is invalid and unenforceable. MCT further alleged that it had sold all of its rights to the allegedly infringing product to Megatest Corporation ("Megatest"). Accordingly, on January 30, 1995, the Company filed a motion to amend its complaint to add Megatest as a defendant, seeking injunctive relief and monetary damages. On March 22, 1995, the Court granted the Company's motion to amend its complaint. Megatest answered the amended complaint on April 24, 1995, denying the claim of infringement and asserting a counterclaim for declaratory judgment, declaring that it has not infringed the '378 Patent and that the '378 Patent is invalid and unenforceable. On May 25, 1995, Credence and MCT executed a settlement agreement pursuant to which MCT paid a royalty for past sales and agreed to the entry of an injunction against it regarding the '378 Patent. Credence and Megatest subsequently negotiated a settlement, and settlement documents were transmitted for execution in November 1995. In December 1995, Megatest rejected the settlement and refused to execute the settlement documents. On February 21, 1996, the Company filed a motion to enforce the terms of the negotiated settlement between the Company and Megatest, which motion was denied by the Court after a hearing on April 12, 1996. The Company thereafter amended its complaint with leave of Court to assert a claim against Megatest for breach of the settlement agreement to which the Company contends the parties agreed. Accordingly, Credence is now pursuing its breach of settlement agreement claim and its patent infringement claim against Megatest. Trial on Credence's settlement agreement claims and patent related claims has been bifurcated, such that the former will be tried first. Trial on the settlement claims is currently scheduled to commence in June 1997.

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

     On June 11, 1996, a lawsuit was commenced against the Company by Teradyne, Inc. ("Teradyne") in the United States District Court for the Central District of California, in an action styled Teradyne, Inc. v. Credence Systems Corporation, Civil Action No. C-96-4121(Ex). The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,231,104 (the "'104 Patent"), issued on October 28, 1980, which patent is directed to "Generating Timing Signals." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 9, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '104 Patent and that the '104 Patent is invalid and unenforceable. Discovery is ongoing. The discovery deadline is June 9, 1997. A pre-trial conference is set for June 30, 1997, and a trial date has been set for July 15, 1997. Based on information known at this time, the Company believes that it has meritorious defenses to Teradyne's claims.

     On November 8, 1996, Credence filed a complaint against Teradyne in the United States District Court for the Northern District of California, in an action styled Credence Systems Corporation v. Teradyne, Inc., Civil Action No. C96-4061 (SBA). The complaint alleges that Teradyne is infringing United States Letters Patent No. 4,902,986 (the "'986 patent") owned by the Company and directed toward a "Phased Locked Loop to Provide Precise Frequency and Phase Tracking of Two Signals." The Company's complaint seeks injunctive relief, as well as an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. In response, Teradyne served a motion to dismiss or for more definite statement, which is scheduled for hearing on April 1, 1997. Teradyne also brought its defenses in the form of a separate complaint seeking a declaration of invalidity of the '986 Patent. This lawsuit, styled Teradyne, Inc. v. Credence Systems Corporation, Civil Action No. 97-00149, was brought in the United States District Court for the Northern District of California, and will likely be consolidated with the prior pending action.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ are identified throughout the discussion below, as well as the section entitled "Future Operating Results" and "Additional Risk Factors" below. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following table sets forth items from the Condensed Consolidated Income Statements as a percentage of net sales for the periods indicated:

                                                                    THREE MONTHS ENDED
                                                                        JANUARY 31,
                                                                    ------------------
                                                                    1997         1996
                                                                    -----        -----
     Net sales....................................................  100.0%       100.0%
     Cost of goods sold...........................................   48.3         40.0
                                                                    -----        -----
     Gross margin.................................................   51.7         60.0
     Operating expenses
        Research and development..................................   21.9         13.7
        Selling, general, and administrative......................   28.4         21.0
                                                                    -----        -----
           Operating expenses.....................................   50.3         34.7
                                                                    -----        -----
     Operating income.............................................    1.4         25.3
     Interest income, net.........................................    2.6          1.7
                                                                    -----        -----
     Income before income taxes...................................    4.0         27.0
     Income taxes.................................................    1.4          9.7
                                                                    -----        -----
  Net income......................................................    2.6%        17.3%
                                                                    =====        =====

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales and maintenance contracts. Net sales were $40.3 million for the first quarter of fiscal 1997, representing a decrease of 33.9% over the comparable period of fiscal 1996. This decrease was due primarily to the continued depressed market conditions in the semiconductor industry and associated delays in commitments to new test capacity by customers. International net sales accounted for approximately 75.3% of the total net sales for the first quarter of fiscal 1997, compared to approximately 67.6% for the comparable period a year ago. The Company's international sales of its products and spare parts and its service revenues are denominated primarily in United States dollars.

GROSS MARGIN

     The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Gross margin was 51.7% for the first quarter of fiscal 1997, compared with 60.0% for the first quarter of fiscal 1996. The reduction in gross margin as a percent of sales was due primarily to an increase in reserves associated with inventories resulting from write-downs of slower moving parts of older products.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $8.8 million in the first quarter of fiscal 1997, an increase of $0.5 million or 5.9% over the same period of fiscal 1996. This increase, in absolute dollars, reflected the Company's continued development work on new options for the DUO, the next generation NVM tester, the next generation Logic tester as well as research work for future software and hardware technologies. As a percentage of net sales, these expenses were 21.9% for the first quarter of fiscal 1997, a substantial increase from the first quarter of fiscal 1996. The increase of these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in the first quarter of fiscal 1997 as compared with the comparable period of fiscal 1996. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to remain relatively flat in absolute dollars for the remainder of fiscal 1997 as compared to fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $11.4 million in the first quarter of fiscal 1997, representing a $1.4 million decrease from the comparable period of fiscal 1996. As a percentage of net sales, these expenses were 28.4% for the first quarter of fiscal 1997, compared with 21.0% for the corresponding period in fiscal 1996. The increase of these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in the first quarter of fiscal 1997 as compared with the comparable period of fiscal 1996. The Company expects selling, general and administrative expenses for the rest of fiscal 1997 to decrease in absolute dollars as compared to fiscal 1996.

INTEREST INCOME, NET

     The Company generated net interest income of $1.0 million for the first quarter of fiscal 1997, compared to $1.1 million for the first quarter of fiscal 1996. The slight decrease was due primarily to interest earned on lower average cash and cash equivalents and short-term investments balances during the period. The lower cash and cash equivalents and short-term investments balances reflected decreased cash provided by operations.

INCOME TAXES

     The Company's provision for income taxes for the first quarter of fiscal 1997 is computed based on the projected annualized effective tax rate of 34.6% applied to fiscal year-to-date book income. The projected effective tax rate for fiscal 1997 is expected to be less than the combined federal and state statutory rate primarily to the projected benefit of the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used) provided by operating activities was ($8.1) million and $11.1 million for the three months ended January 31, 1997 and 1996, respectively. Net cash flows used by operating activities were primarily attributable to an increase in inventory, some of which was transfered to property and equipment ($4.2 million), and reductions in accounts payable, accrued liabilities and income taxes payable. Investing activities provided
(used) net cash of $8.3 million and ($13.6) million for the three months ended January 31, 1997 and 1996, respectively. In the first three months of fiscal 1997, the Company experienced a net reduction of $13.2 million in short-term investments while also purchasing $3.4 million of property and equipment. Net cash provided by financing activities was $816,000 and $351,000 for the three months ended January 31, 1997 and 1996, respectively.

     As of January 31, 1997, the Company had working capital of approximately $143.7 million, including cash and short-term investments of $77.4 million, $50.5 million of accounts receivable and $35.0 million of inventories.

The Company expects accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total liabilities of $33.3 million as of October 31, 1996 decreased to $26.3 million as of January 31, 1997. The $7.0 million decrease was due primarily to decreases in accounts payable by $4.9 million, accrued liabilities by $1.8 million and income taxes payable by $0.3 million.

     The Company's principal sources of liquidity as of January 31, 1997 consisted of approximately $49.7 million of cash and cash equivalents, short-term investments of $27.8 million and $20.0 million available under the Company's unsecured working capital line of credit expiring on July 25, 1997. As of January 31, 1997, no amounts were outstanding under the secured line of credit. Additionally, as of January 31, 1997, the Company has operating leases for test and other equipment totalling approximately $7.5 million.

FUTURE OPERATING RESULTS

     The Company's operating results have in the past fluctuated significantly and may in the future fluctuate significantly depending upon a variety of factors, including the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the start up of new products; changes in pricing by the Company, its competitors, customers or suppliers; manufacturing capacity; the ability to produce systems in volume and meet customer requirements; inventory obsolescence; patterns of capital spending by customers; delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise; changes in overhead absorption levels due to changes in the number of systems manufactured; the timing and shipment of orders; availability of components, subassemblies and services; expenses associated with acquisitions and alliances; product discounts; customization and reconfiguration of systems; the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers; the mix of products sold; the length of manufacturing and sales cycles; cyclicality or downturns in the semiconductor market and the markets served by the Company's customers; natural disasters; political and economic instability; regulatory changes; and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in this current fiscal year. The Company's gross margin on system sales has varied and will continue to vary based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, production volume, new product introductions, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margin in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

ADDITIONAL RISK FACTORS

Limited System Sales; Backlog

     The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $2.0 million, excluding the EPRO products which price range is typically below $100,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all tester orders needed to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, as experienced in the first quarter of 1997, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which would have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could continue to cause future shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, marketing expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce significantly its fixed expenses in a particular period if the Company's net sales goals for such period are not met. The Company has significantly increased its expense levels to support its recent growth, and the Company does not believe it will maintain or exceed its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to remain profitable or that it will not sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors, as they were in the first quarter of 1997. In such event, the price of the Company's common stock may be materially adversely affected.

Cyclicality of Semiconductor Industry

     The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors, including manufacturers that are opening new or expanding existing fabrication facilities, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. Although the most recent monthly book-to-bill ratios have exceeded parity, bookings levels for the semiconductor industry remain significantly below levels from the comparable period one year ago. Additionally, the semiconductor equipment industry's book-to bill ratio, as published by Semiconductor Equipment and Materials International (an industry association), continues to show significant market weakness. Additional evidence of an existing industry downturn is exhibited by recent announcements by several semiconductor manufacturers of delays or cancellations of previously planned capacity additions and continued weakness in pricing. The Company has recently experienced shipment delays and purchase order restructurings by several of its customers and anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales, or rate of growth. Additionally, based on present market conditions, the Company presently expects that future quarterly comparisons, through at least the third quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales. Prior to the recent downturn, the semiconductor industry had experienced significant growth which, in turn, had caused significant growth in the capital equipment industry in the past three years. There can be no assurance that such growth will resume. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding large fabrication facilities and there can be no assurance that such demand will exist. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

     The Company has over the last three years experienced a period of annual growth. Since 1993, the Company has significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the March 1995 acquisition of EPRO and the Company's establishment of relationships in Asia. In this regard, the Company relocated its principal office in Fremont, California and EPRO's operations in Santa Clara, California to a larger facility in Fremont, California in July 1996. Due to the recent slowdown in the semiconductor industry, the Company has experienced contractions which have placed considerable strain on its management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, the Company has been required to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand or contract such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition or results of operations.

Limited Sources of Supply; Reliance on Subcontractors

     Certain components, subassemblies and services necessary for the manufacture of the Company's testers are obtained from a limited group of suppliers. The Company does not maintain any long-term supply agreements with any of its vendors and purchases its components and subassemblies through individual purchase orders. The manufacture of certain of the Company's components and subassemblies is an extremely complex process. The Company also relies increasingly on outside vendors to manufacture certain components and subassemblies and to provide certain services. In addition, the Company and certain of its subcontractors are currently experiencing significant shortages and delays in delivery of various components and subassemblies. There can be no assurance that these or other problems will not continue to occur in the future with these or the Company's other suppliers or outside subcontractors. The Company's reliance on a limited group of suppliers, and the Company's reliance on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies has delayed and could continue to delay shipments of the Company's systems and could have a material adverse effect on the Company's business, financial condition or results of operations. Any continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could have a material adverse effect on the Company's business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and could allow competitors to penetrate such customer accounts. There can be no assurance that the Company's internal manufacturing capacity and that of its suppliers and subcontractors will be sufficient to meet customer requirements.

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

     The Company faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Many of the Company's competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have introduced or announced new products with certain performance or price characteristics equal or superior to certain products currently offered by the Company. The Company believes that if the ATE industry continues to consolidate through strategic alliances or acquisitions, as evidenced by acquisitions of a tester product line of Micro Component Technology, Inc. by Megatest Corporation ("Megatest") and of Megatest by Teradyne, the Company will face significant additional competition from larger competitors that may offer more complete product lines and services than the Company. The Company also expects its competitors to continue to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could materially adversely affect the Company's business, financial condition or results of operations. The Company has experienced and continues to experience significant price competition in the sale of all of its testers. In addition, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressures typically become more intense. The Company believes that to be competitive, it will continue to require significant financial resources in order to, among other items, invest in new product development and enhancements and to maintain customer service and support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

Rapid Technological Change; Importance of Timely Product Introduction

     The ATE market is subject to rapid technological change and new product introductions and enhancements and related software tools. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop and introduce new products and enhancements and related software tools with greater features on a timely and cost-effective basis, including the products under development acquired in the EPRO merger. The Company's customers require testers with additional features and higher performance and other capabilities. The Company is therefore required to enhance the performance and other capabilities of its existing systems and related software tools. Any success by the Company in developing new and enhanced systems and related software tools and new features to its existing systems depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements and related software tools. The inability of the Company to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, new product or technology introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products.

     Significant delays can occur between a system's introduction and the commencement by the Company of volume production of such system. The Company has been and is experiencing significant delays in the introduction, volume production and sales of its systems and related feature enhancements, including new models within the digital, mixed-signal and non-volatile memory product lines, due to technical, manufacturing, parts shortages, component reliability and other difficulties and may continue to experience similar delays in the future. As a result, certain of the Company's significant customers have experienced significant delays in receiving and using certain of the Company's testers in production. There can be no assurance that these or additional difficulties will not continue to arise in the future with respect to the Company's systems and that such delays will not materially adversely affect customer relationships and future sales. Moreover, there can be no assurance that the Company will not encounter these or other difficulties that could delay future introductions or volume production or sales of its systems or enhancements and related software tools. The Company has incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of its testers and to increase feature sets. If the Company's systems continue to have reliability, quality or other problems, or the market perceives certain of the Company's products to be feature deficient, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other items, could result. The Company's failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for the Company to sell testers to that manufacturer for a number of years. The Company believes that the continued acceptance, volume production, timely delivery and customer satisfaction of its newer digital, mixed signal and non-volatile memory testers are of critical importance to its future financial results. As a result, an inability to correct any technical, reliability, parts shortages or other difficulties associated with the Company's systems or to manufacture and ship the Company's systems on a timely basis to meet customer requirements could damage relationships with current and prospective customers and would materially adversely affect the Company's business, financial condition or results of operations.

Customer Concentration; Lengthy Sales Cycle

     One customer accounted for 16% of the Company's net sales for the first quarter of fiscal 1997. Another customer (a distributor) accounted for 25%, 17% and 13% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. The loss of or any reduction in orders by a significant customer, including losses or reductions due to continuing or other technical, manufacturing, reliability or other difficulties associated with the Company's products or market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

International Sales

     International sales accounted for approximately 75.3% of total net sales for the first quarter of fiscal 1997 and 67%, 55% and 52% of total net sales in fiscal years 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. As a result, these sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations.

Proprietary Rights

     The Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, including confidentiality agreements. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. In connection with the Company's patent infringement litigation against Megatest and Teradyne, Megatest and Teradyne challenged the validity and enforceability of two of the Company's patents. There can be no assurance that this or any other patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition or results of operations. In addition to those patent infringement suits discussed in Item 4 hereof, the Company has been involved in extensive, expensive and time consuming review of patent infringement claims. In addition, the Company has at times been notified of other claims that it may be infringing intellectual property rights possessed by third parties.

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

PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note 4 of notes to condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index on page 19.

     (b) No reports on Form 8-K have been filed during the quarter ended January 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CREDENCE SYSTEMS CORPORATION
                                 ----------------------------------------------
                                                   (Registrant)


       March 12, 1997                          RICHARD Y. OKUMOTO
   ----------------------        ----------------------------------------------
            Date                               Richard Y. Okumoto
                                   Executive Vice President, Chief Financial
                                              Officer and Secretary


EXHIBIT INDEX

 EXHIBIT
  NUMBER                                             PAGE
 -------                                             ----
   11.1      Computation of Net Income Per Share....  20
   27.1      EDGAR Financial Data Schedule..........  21
