Form 10-Q
period 1997-04-30
CREDENCE SYSTEMS CORP
filed 1997-06-16
CIK 893162

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997
                                       OR

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

________________________________________________________________________________
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

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

  At April 30, 1997, there were 21,846,841 shares of the Registrant's common stock, $0.001 par value per share outstanding.

________________________________________________________________________________

CREDENCE SYSTEMS CORPORATION
----------------------------

                                        INDEX                                          PAGE NO.
                                        -----                                          --------

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements......................................................   3
            Condensed Consolidated Balance Sheets.....................................   3
            Condensed Consolidated Income Statements..................................   4
            Condensed Consolidated Statements of Cash Flows...........................   5
            Notes to Condensed Consolidated Financial Statements......................   6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................   8

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings.........................................................  18
Item 2.     Changes in Securities.....................................................  18
Item 3.     Defaults Upon Senior Securities...........................................  18
Item 4.     Submission of Matters to a Vote of Securityholders........................  18
Item 5.     Other Information.........................................................  18
Item 6.     Exhibits and Reports on Form 8-K..........................................  19

PART I  - FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

                          CREDENCE SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             APRIL 30,            OCTOBER 31,
                                               1997                  1996
                                            -----------           -----------
ASSETS                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents................     $ 57,501           $ 48,649
  Short-term investments...................       32,219             37,643
  Accounts receivable, net.................       41,244             49,025
  Inventories..............................       35,668             35,721
  Other current assets.....................        8,103              6,845
                                              -----------         ---------
    Total current assets...................      174,735            177,883
Long-term investments......................           --              4,284
Property and equipment, net................       37,587             32,764
Other assets...............................        9,421              8,111
                                              -----------         ---------
    Total assets...........................     $221,743           $223,042
                                              ===========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................     $  8,879           $ 13,842
  Accrued liabilities......................       15,122             17,829
  Income taxes payable.....................        2,642              1,589
    Total current liabilities..............       26,643             33,260
Commitments................................
Stockholders' equity.......................      195,100            189,782
    Total liabilities and stockholders'
     equity................................     $221,743           $223,042
                                              ============        =========



                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  APRIL  30,              APRIL  30,
                                           ---------------------------------------------------
                                              1997            1996         1997         1996
                                           -----------      ---------    ---------    --------
Net sales.................................     $43,355       $66,475      $83,616     $127,386
Cost of goods sold........................      18,374        26,531       37,813       50,904
                                           -----------      ---------    ---------    --------

Gross margin..............................      24,981        39,944       45,803       76,482
Operating expenses:
   Research and development...............       8,953         9,413       17,759       17,730
   Selling, general and administrative....      11,989        14,094       23,420       26,896

       Total operating expenses...........      20,942        23,507       41,179       44,626
                                           -----------       --------     --------     -------

Operating income..........................       4,039        16,437        4,624       31,856
Interest income, net......................         874         1,046        1,901        2,101
                                           -----------       --------     --------     -------

Income before income taxes................       4,913        17,483        6,525       33,957
Income taxes..............................       1,627         6,154        2,185       12,084
Net income................................     $ 3,286       $11,329      $ 4,340     $ 21,873
                                           ===========       ========     ========    ========
Net income per share......................       $0.15         $0.52        $0.20        $1.00
Number of shares used in computing per
 share amount.............................      22,265        21,913       22,242       21,932
                                           ===========       ========     ========    ========



                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                APRIL 30,
                                                                                       --------------------------
                                                                                           1997           1996
                                                                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................................     $  4,340      $  21,873
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................................        5,784          4,753
     Gain on disposal of property and equipment.....................................          (18)             -
     Changes in operating assets and liabilities:
       Accounts receivable, inventories and other current assets....................          988        (11,589)
       Accounts payable, accrued liabilities and income taxes payable...............       (6,468)         4,635
                                                                                         ----------    ----------
         Net cash provided by operating activities..................................        4,626         19,672
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities.......................................      (22,907)      (104,334)
   Maturities of available-for-sale short-term investments..........................       29,503         81,284
   Sales of available-for-sale securities...........................................        3,112              -
   Maturities of held-to-maturity securities........................................            -         10,519
   Acquisition of property and equipment............................................       (5,018)       (12,694)
   Other assets.....................................................................       (1,533)          (498)
   Proceeds from sale of property and equipment.....................................          240              -
                                                                                         ----------     ----------
         Net cash provided (used) in investing activities...........................        3,397        (25,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital lease obligations...............................            -           (498)
   Issuance of common stock.........................................................          829            627
                                                                                         ----------     ----------
         Net cash provided by financing activities..................................          829            129
                                                                                         ----------     ----------
Net increase (decrease) in cash and cash equivalents................................        8,852         (5,922)
Cash and cash equivalents at beginning of period....................................       48,649         54,534
                                                                                         ----------     ----------
Cash and cash equivalents at end of period..........................................     $ 57,501       $ 48,612
                                                                                         ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid....................................................................     $      1      $      23
   Income taxes paid................................................................     $    972      $  12,249
NONCASH INVESTING ACTIVITIES:
   Net transfers of inventory to property and equipment.............................     $  5,588      $   1,095
NONCASH FINANCING ACTIVITIES:
   Income tax benefit from stock option exercises...................................     $    149      $      57

                            See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  QUARTERLY FINANCIAL STATEMENTS

     The condensed consolidated financial statements and related notes for the three months and six months ended April 30, 1997 and 1996 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations of the Company for the interim periods. The results of operations for the three months and six months ended April 30, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1996 included in the Annual Report on Form 10-K and the additional risk factors, including, without limitation, risks relating to fluctuations in operating results, rapid technological change, importance of timely product introduction, risks of delays, limited system sales, backlog, cyclicality of semiconductor industry, expansion of operations, management of growth, sole or limited sources of supply, reliance on subcontractors, highly competitive industry, dependence on key customers, lengthy sales cycle, dependence on key personnel, management changes, international sales, proprietary rights, acquisitions, future capital needs and volatility of stock price, as set forth in this Report. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

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

2.  INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                                     APRIL 30,      OCTOBER 31,
                                                       1997            1996
                                                   ------------    ------------
          Raw materials..........................    $24,493          $20,482
          Work-in-process........................      9,186           10,222
          Finished goods.........................      1,989            5,017
                                                   -----------     ------------
                                                     $35,668          $35,721
                                                   ===========     ============


3.  NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common and common equivalent shares (stock options) outstanding during the period.


     In March 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary net income per share (basic earnings per share), the dilutive effect of stock options will be excluded. The Company's basic and diluted earnings per share as calculated according to FAS 128 would be as follows:

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    APRIL 30,               APRIL 30,
                               ------------------
                                 1997      1996           1997     1996
                               -------    -------       -------   -------
     Basic                      $0.15      $0.53         $0.20     $1.02
     Diluted                    $0.15      $0.52         $0.20     $1.00

4.  CONTINGENCIES

     The Company filed suit against Micro Component Technology, Inc. ("MCT") in the United States District Court for the Northern District of California on July 6, 1994. The complaint alleged that MCT was infringing United States Letters Patent No. 4,724,378 owned by the Company for a "Calibrated Automatic Test System" (the "'378 Patent"). The Company sought both injunctive relief and monetary damages. On January 4, 1995, MCT answered the complaint, denying infringement and alleging as a defense that the '378 Patent is invalid and unenforceable. MCT further alleged that it had sold all of its rights to the allegedly infringing product to Megatest Corporation ("Megatest"). Accordingly, on January 30, 1995, the Company filed a motion to amend its complaint to add Megatest as a defendant, seeking injunctive relief and monetary damages. On March 22, 1995, the Court granted the Company's motion to amend its complaint. Megatest answered the amended complaint on April 24, 1995, denying the claim of infringement and asserting a counterclaim for declaratory judgment, declaring that it has not infringed the '378 Patent and that the '378 Patent is invalid and unenforceable. On May 25, 1995, Credence and MCT executed a settlement agreement pursuant to which MCT paid a royalty for past sales and agreed to the entry of an injunction against it regarding the '378 Patent. Credence and Megatest subsequently negotiated a settlement, and settlement documents were transmitted for execution in November 1995. In December 1995, Megatest rejected the settlement and refused to execute the settlement documents. On February 21, 1996, the Company filed a motion to enforce the terms of the negotiated settlement between the Company and Megatest, which motion was denied by the Court after a hearing on April 12, 1996. The Company thereafter amended its complaint with leave of Court to assert a claim against Megatest for breach of the settlement agreement to which the Company contends the parties agreed. Accordingly, Credence is now pursuing its breach of settlement agreement claim and its patent infringement claim against Megatest. Trial on Credence's settlement agreement claims and patent related claims has been bifurcated, such that the former will be tried first. Megatest has filed a motion for summary judgment on the settlement claims, which is scheduled for hearing on July 1, 1997. Trial on the settlement claims is currently scheduled to commence on July 14, 1997.

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

     On June 11, 1996, a lawsuit was commenced against the Company by Teradyne, Inc. ("Teradyne") in the United States District Court for the Central District of California, in an action styled Teradyne, Inc. v. Credence Systems Corporation, Civil Action No. C-96-4121JGD(Ex). The complaint alleges that the Company has, in connection with its sales of the Vista and Duo Series Testers, infringed United States Letters Patent Number 4,231,104 (the "'104 Patent"), issued on October 28, 1980, which patent is directed to "Generating Timing Signals." The complaint includes a claim for injunctive relief, as well as claims for an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. The Company answered the complaint on July 9, 1996, denying the claim of infringement, and asserting a counterclaim for a declaratory judgment that it has not infringed the '104 Patent and that the '104 Patent is invalid and unenforceable. Discovery is ongoing. A trial date has been set for December 2, 1997. Based on information known at this time, the Company believes that it has meritorious defenses to Teradyne's claims.

     On November 8, 1996, Credence filed a complaint against Teradyne in the United States District Court for the Northern District of California, in an action styled Credence Systems Corporation v. Teradyne, Inc., Civil Action No. C96-4061 (SBA). The complaint alleges that Teradyne is infringing United States Letters Patent No. 4,902,986 (the "'986 patent") owned by the Company and directed toward a "Phased Locked Loop to Provide Precise Frequency and Phase Tracking of Two Signals." The Company's complaint seeks injunctive relief, as well as an accounting, lost profits and damages, an assessment of interest and costs, and an award of attorneys' fees pursuant to 35 U.S.C. (S)285. In response, Teradyne served a motion to dismiss or for more definite statement. On May 2, 1997, Credence filed an amended complaint which includes additional claims for unfair competition and antitrust violations. In response, Teradyne served a motion to dismiss. Teradyne brought its defenses to the original complaint in the form of a separate complaint seeking a declaration of invalidity of the '986 Patent. This lawsuit, styled Teradyne, Inc. v. Credence Systems Corporation, Civil Action No. 97-00149, brought in the United States District Court for the Northern District of California, was consolidated with the prior pending action.

     The Company is involved in various claims arising in the ordinary course of business, none of which, including the above Megatest and Teradyne litigation matters, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

5.  SUBSEQUENT EVENTS

     On May 19, 1997, the Company and one of its subsidiaries and Summit Design, Inc. and one of its subsidiaries entered into a definitive agreement for the Company to acquire certain assets and assume certain liabilities of Test Systems Strategies, Inc., an Oregon developer of software products for test equipment, for $5.0 million.

     The Companies also announced that they have entered into definitive agreements for the Company to purchase approximately $20.0 million of Summit's Visual Testbench product licences and related interfaces and maintenance services.

     The consummation of these transactions are subject to customary closing conditions.

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

     The following table sets forth items from the Condensed Consolidated Income Statements as a percentage of net sales for the periods indicated:

                                                       THREE MONTHS ENDED APRIL 30,  SIX MONTHS ENDED APRIL 30,
                                                      ---------------------------------------------------------
                                                           1997           1996          1997           1996
                                                      ------------     ----------    ----------     -----------
     Net sales.......................................     100.0%         100.0%        100.0%          100.0%
     Cost of goods sold..............................      42.4           39.9          45.2            40.0
                                                          -----          -----         -----           -----
     Gross margin....................................      57.6           60.1          54.8            60.0
     Operating expenses
        Research and development.....................      20.7           14.2          21.2            13.9
        Selling, general, and administrative.........      27.6           21.2          28.0            21.1
                                                          -----          -----         -----           -----
           Operating expenses........................      48.3           35.4          49.2            35.0
                                                          -----          -----         -----           -----
     Operating income................................       9.3           24.7           5.6            25.0
     Interest income, net............................       2.0            1.6           2.2             1.7
                                                          -----          -----         -----           -----
     Income before income taxes......................      11.3           26.3           7.8            26.7
     Income taxes....................................       3.7            9.3           2.6             9.5
                                                          -----          -----         -----           -----
     Net income......................................       7.6%          17.0%          5.2%           17.2%
                                                          =====          =====         =====           =====

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales and maintenance contracts. Net sales were $43.4 million for the second quarter and $83.6 for the first six months of fiscal 1997, representing decreases of 34.8% and 34.4%, respectively, over the comparable periods of fiscal 1996. These decreases were due primarily to delays in commitments to new test capacity by customers as a result of the recent downturn in the semiconductor industry. International net sales accounted for approximately 71.0% and 73.0% of the total net sales for the second quarter and first six months of fiscal 1997, respectively, compared to approximately 66.5% and 67.2% for the comparable period a year ago. The Company's international sales of its products and spare parts and its service revenues are denominated primarily in United States dollars.

GROSS MARGIN

     The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Gross margin was 57.6% for the second quarter and 54.8% for the first six months of fiscal 1997, compared with 60.1% for the second quarter and 60.0% for the first six months of fiscal 1996. The reduction in gross margin as a percent of sales was due primarily to an increase in the first quarter of fiscal 1997 in inventory reserves on slower moving parts of older products and changes in product mix.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $8.9 million in the second quarter of fiscal 1997, a slight decrease of $0.5 million or 5.3% as compared to the second quarter of fiscal 1996. Research and development expenses were $17.8 million in the first six months of fiscal 1997, which was comparable, in dollars, to expenses for the first six months of fiscal 1996. As a percentage of net sales, these expenses were 20.7% for the second quarter and 21.2% for the first six months of fiscal 1997, compared with 14.2% for the second quarter and 13.9% for the first six months of 1996. The increase of these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in fiscal 1997 as compared with the comparable periods of fiscal 1996. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to increase in dollars for the remainder of fiscal 1997 as compared to fiscal 1996 due to the introduction of new products in the latter half of the year.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $12.0 million in the second quarter and $23.4 million for the first six months of fiscal 1997, representing decreases of $2.1 million or 14.9% and $3.5 million or 12.9%, respectively, over the comparable periods of fiscal 1996. As a percentage of net sales, these expenses were 27.6% for the second quarter and 28.0% for the first six months of fiscal 1997, compared with 21.2% and 21.1%, respectively, for the corresponding periods in fiscal 1996. The increase of these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in fiscal 1997 as compared with the comparable periods of fiscal 1996. The Company expects selling, general and administrative expenses for the rest of fiscal 1997 to increase slightly in dollars as compared to fiscal 1996 due to the introduction of new products in the latter half of the year.

INTEREST INCOME, NET

     The Company generated net interest income of $0.9 million for the second quarter and $1.9 million for the first six months of fiscal 1997, compared to $1.0 million and $2.1 million, respectively, for the corresponding periods of fiscal 1996. The slight decrease was due primarily to interest earned on lower average cash and cash equivalents and short-term investments balances during the period. The lower cash and cash equivalents and short-term investments balances reflected decreased cash provided by operations.

INCOME TAXES

     The Company's provision for income taxes for the second quarter and for the first six months of fiscal 1997 is computed based on the projected annualized effective tax rate of 33.5% applied to fiscal year-to-date book income. The effective tax rate for the second quarter and the six months of fiscal 1996 was 35.1% and 35.6%, respectively. The projected effective tax rate for fiscal 1997 is expected to be less than the combined federal and state statutory rate primarily due to the projected benefit of the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4.6 million and $19.7 million for the six months ended April 30, 1997 and 1996, respectively. Net cash flows provided by operating activities for the six months ended April 30, 1997 were primarily attributable to a decrease in accounts receivable, offset in sort by an increase in inventory, some of which was transfered to property and equipment ($5.6 million), and reductions in accounts payable and accrued liabilities. Investing activities provided net cash of $3.4 million and used net cash of $25.7 million for the six months ended April 30, 1997 and 1996, respectively. In the first six months of fiscal 1997, the Company experienced a net reduction of $9.7 million in short-term investments while also purchasing $5.0 million of property and equipment. Net cash provided by financing activities was $0.8 million and $0.1 million for the six months ended April 30, 1997 and 1996, respectively.

     As of April 30, 1997, the Company had working capital of approximately $148.1 million, including cash and short-term investments of $89.7 million, $41.2 million of accounts receivable and $35.7 million of inventories. The Company expects accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers, investments in inventories will also continue to represent a significant portion of working capital. Additionally, the Company expects to continue investing in inventories for its new products, which may be slower moving at the beginning of the product introduction cycle. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total liabilities of $33.3 million as of October 31, 1996 decreased to $26.6 million as of April 30, 1997. The $6.7 million decrease was due primarily to decreases in accounts payable by $5.0 million and accrued liabilities by $2.7 million.

     The Company's principal sources of liquidity as of April 30, 1997 consisted of approximately $57.5 million of cash and cash equivalents, short-term investments of $32.2 million and $20.0 million available under the Company's unsecured working capital line of credit expiring on July 25, 1997. As of April 30, 1997, no amounts were outstanding under the secured line of credit. Additionally, as of April 30, 1997, the Company has operating leases for test and other equipment totalling approximately $7.4 million.

FUTURE OPERATING RESULTS

     The Company's operating results have in the past fluctuated significantly and will in the future fluctuate significantly depending upon a variety of factors, including the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the start up of new products; changes in pricing by the Company, its competitors, customers or suppliers; manufacturing capacity; the ability to produce systems in volume and meet customer requirements; inventory obsolescence; patterns of capital spending by customers; delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise; changes in overhead absorption levels due to changes in the number of systems manufactured; the timing and shipment of orders; availability of components, subassemblies and services; expenses associated with acquisitions and alliances; product discounts; customization and reconfiguration of systems; the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers; the mix of products sold; the length of manufacturing and sales cycles; cyclicality or downturns in the semiconductor market and the markets served by the Company's customers; natural disasters; political and economic instability; regulatory changes; and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in this current fiscal year which will affect its business condition. The Company's gross margin on system sales has varied and will continue to vary based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, production volume, new product introductions, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

ADDITIONAL RISK FACTORS

Limited System Sales; Backlog

     The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $2.0 million, excluding the current memory products for which the price range is typically below $100,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all tester orders needed to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, as experienced in the first quarter of 1997, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which would have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could continue to cause future shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, marketing expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce significantly its fixed expenses in a particular period if the Company's net sales goals for such period are not met. Accordingly, there can be no assurance that the Company will be able to remain profitable or that it will not sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors, as they were in the first quarter of 1997. In such event, the price of the Company's common stock may be materially adversely affected.

Cyclicality of Semiconductor Industry

     The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors and companies which specialize in contract packaging and/or testing of semiconductors, including manufacturers and contractors that are opening new or expanding existing fabrication facilities, or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. Although the most recent monthly book-to-bill ratios have exceeded billings, bookings levels for the semiconductor industry remain significantly below levels from the comparable period one year ago. Additional evidence of an existing industry downturn is exhibited by announcements by several semiconductor manufacturers of delays or cancellations of previously planned capacity additions and continued weakness in pricing. The Company has in the past experienced shipment delays and purchase order restructurings by several of its customers and anticipates that this trend may continue. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales, or rate of growth. Additionally, based on current market conditions, the Company presently expects that future quarterly comparisons, through at least the third quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales. Prior to the recent downturn, the semiconductor industry had experienced significant growth which, in turn, had caused significant growth in the capital equipment industry in the three years preceding the downturn. There can be no assurance that such growth will resume. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities, new device testing requirements not addressable by currently installed test equipment, and there can be no assurance that such demand will exist. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

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

Expansion of Operations

     Currently, the Company is devoting significant resources to the development of new products and technologies. During 1997, the Company will conduct evaluations of these products and may decide to invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales support required to support these new products. According, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the creation of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected.

     There can be no assurance that net sales will increase or remain at recent levels or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company's financial results depend significantly on its ability to continue to implement, improve and expand its systems, procedures and controls in an efficient manner and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Sources of Supply; Reliance on Subcontractors

     Certain components, subassemblies and services necessary for the manufacture of the Company's testers are obtained from a limited group of suppliers. The Company does not maintain any long-term supply agreements with any of its vendors and purchases its components and subassemblies through individual purchase orders. The manufacture of certain of the Company's components and subassemblies is an extremely complex process. The Company also relies on outside vendors to manufacture certain components and subassemblies and to provide certain services. In addition, the Company and certain of its subcontractors periodically experience significant shortages and delays in delivery of various components and subassemblies. There can be no assurance that these or other problems will not continue to occur in the future with these or the Company's other suppliers or outside subcontractors. The Company's reliance on a limited group of suppliers, and the Company's reliance on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies has delayed and could continue to delay shipments of the Company's systems and could have a material adverse effect on the Company's business, financial condition or results of operations. Any continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could have a material adverse effect on the Company's business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and could allow competitors to penetrate such customer accounts. There can be no assurance that the Company's internal manufacturing capacity and that of its suppliers and subcontractors will be sufficient to meet customer requirements.

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

     The Company faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Many of the Company's competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to certain products currently offered by the Company. The Company believes that if the ATE industry continues to consolidate through strategic alliances or acquisitions, as evidenced by acquisitions of a tester product line of Micro Component Technology, Inc. by Megatest Corporation ("Megatest") and of Megatest by Teradyne, the Company will continue to face significant additional competition from larger competitors that may offer more complete product lines and services than the Company. The Company's competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by the Company's competitors could continue to cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could continue to lead to intensified price-based competition, which could materially adversely affect the Company's business, financial condition or results of operations. The Company has experienced and continues to experience significant price competition in the sale of all of its testers. In addition, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressures typically become more intense. The Company believes that to be competitive, it will continue to require significant financial resources in order to, among other items, invest in new product development and enhancements and to maintain customer service and support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

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

Customer Concentration; Lengthy Sales Cycle

     During the six months ended April 30, 1997, one customer accounted for 15% of the Company's net sales. Another customer (a distributor) accounted for 25%, 17% and 13% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. The loss of or any reduction in orders by a significant customer, including losses or reductions due to continuing or other technical, manufacturing, reliability or other difficulties associated with the Company's products or market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

     Recently, the Company has experienced an increased level of employee turnover. The Company believes that this increase is due to several factors, including the recent semiconductor industry slowdown; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices in excess of the current market value of the Company's stock. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could materially adversely impact the Company's business, financial condition and results of operations.

International Sales

     International sales accounted for approximately 73%, 67% and 55% of total net sales for the first six months of fiscal 1997, 1996 and 1995, respectively. The Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. As a result, these sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations.

Proprietary Rights

     The Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, including confidentiality agreements. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. In connection with the Company's patent infringement litigation cases, Megatest and Teradyne challenged the validity and enforceability of two of the Company's patents. There can be no assurance that these or any other patents owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition or results of operations. In addition to those patent infringement suits discussed in Item 4 hereof, the Company has been involved in extensive, expensive and time consuming review of patent infringement claims. In addition, the Company has at times been notified of other claims that it may be infringing intellectual property rights possessed by third parties.

     The European patent application relating to one of the proprietary CMOS stabilization methods owned by the Company was abandoned by the prior owner after the European patent examiner cited prior art. This prior art was not referenced in the corresponding United States patent application. Based upon its review to date of the cited prior art and the European examiner's objections, and in part upon the advice of Smith-Hill and Bedell, P.C., outside patent counsel to the Company ("SHB"), the Company believes that such prior art is unlikely to affect the validity or scope of the claims of the United States issued patent.

     This prior art may, however, render invalid or significantly narrow the scope of certain claims set forth in the United States patent covering the Company's other proprietary CMOS stabilization method. The European examiner referred to this prior art in the corresponding European patent application. The European application was approved, but with narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based in part upon the advice of SHB, and on the Company's review of its current products, the Company believes that this patent will continue to be valuable to the Company in preventing imitation of the Company's products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid as a result of other alleged prior art. The Company believes, based in part upon the advice of SHB, that the prior art alleged by the third party is less relevant than the prior art referenced by the European examiner. However, there can be no assurance that any of the aforementioned prior art or other prior art will not be successfully asserted and used to invalidate or narrow the scope of any claim of the United States patents or any other patents or other patent applications of the Company.

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

Acquisitions

     The Company has developed in significant part through mergers and acquisitions. It intends to acquire certain assets and assume certain liabilities of Test Systems Strategies, Inc., an Oregon developer of software products for test equipment, in July, 1997. The Company intends in the future to pursue additional acquisitions of complementary product lines, technologies or businesses. Any future acquisitions by the Company, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition or results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and may continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

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

Effects of Certain Anti-Takeover Provisions

     Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws and Delaware law may discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the Company's classified board of directors, the shareholdings of the Company's officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

PART II.  - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  Reference is made to Note 4 of notes to condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on March 26, 1997:

     1. The following persons were duly elected as directors of the Company to serve for a three-year term ending upon the year 2000 Annual Stockholders' Meeting, until their successors are elected and qualified:

                                           Votes For              Votes Withheld
                                          ----------              --------------
          Henk J. Evenhuis                16,911,385                  876,716
          Bernard V. Vonderschmitt        16,907,220                  880,881

     2. A proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by an additional 500,000 shares to a total of 4,125,001 shares, among other features.

                          In Favor           Opposed               Withheld
                         ----------         --------               --------
                         15,457,582         1,647,032              456,368

     3. A proposal to amend the Company's Employee Stock Purchase Plan to increase the number of shares reserved for issuance by an additional 200,000 shares and to extend the termination date of such plan from December 31, 1998 to December 31, 2003, among other features.

                          In Favor           Opposed               Withheld
                        ----------           -------               --------
                        16,589,970           822,633               148,379

     4. A proposal to ratify the election of Ernst & Young LLP, as the Company's independent auditors for the fiscal year ending October 31, 1997 was approved as follows:

                          In Favor           Opposed               Withheld
                        ----------           -------               --------
                        17,731,043            29,700                27,358

ITEM 5. OTHER INFORMATION

     On May 19, 1997, the Company and one of its subsidiaries and Summit Design, Inc. and one of its subsidiaries entered into a definitive agreement for the Company to acquire certain assets and assume certain liabilities of Test Systems Strategies, Inc., an Oregon developer of software products for test equipment, for $5.0 million.

     The Company plans to continue marketing the TDS products and will provide support to current TDS customers. The acquisition of the TDS assets is subject to standard closing conditions and is scheduled to close in early July, 1997.

     The companies also announced that they have entered into definitive agreements for the Company to purchase approximately $20.0 million of Summit's Visual Testbench product licenses and related interfaces and maintenance services. In addition, the Company and Summit will jointly develop and market Summit's Visual Testbench product for integrated circuit (IC) test purposes.

     The transactions will allow Credence to bundle TDS products and Summit's Visual Testbench products with its automatic test equipment products.

     The consummation of these transactions are subject to customary closing conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index on page 21.

     (b) No reports on Form 8-K have been filed during the quarter ended April 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CREDENCE SYSTEMS CORPORATION
                                     -------------------------------------------
                                                     (Registrant)


          June 13, 1997                         RICHARD Y.  OKUMOTO
    ----------------------------     -------------------------------------------
                Date                            Richard Y.  Okumoto
                                      Executive  Vice President, Chief Financial
                                                Officer and Secretary

EXHIBIT INDEX

 EXHIBIT
  NUMBER                                                                    PAGE
----------                                                                  ----

11.1           Computation of Net Income Per Share..........................  22

27.1           EDGAR Financial Data Schedule................................  23

99.1/(1)/      1993 Stock Option Plan.

99.2/(1)/      Form of Notice of Grant to be generally used in
               connection with the 1993 Stock Option Plan.

99.3/(1)/      Form of Stock Option Agreement to be generally used
               in connection with the 1993 Stock Option Plan.

99.4/(1)/      Addendum to Stock Option Agreement (Special Tax Elections).

99.5/(1)/      Addendum to Stock Option Agreement (Limited Stock
               Appreciation Rights).

99.6/(1)/      Addendum to Stock Option Agreement (Change in Control).

99.7/(1)/      Addendum to Stock Option Agreement (Financial Assistance).

99.8/(1)/      Form of Notice of Grant of Stock Option (Non-Employee
               Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

99.9/(1)/      Form of Stock Option Agreement (Non-Employee Director) to be
               generally used in connection with the automatic option grant program to the 1993 Stock Option Plan.

99.10          Employee Stock Purchase Plan.................................  24

99.11/(1)/     Form of Stock Purchase Agreement.

99.12/(1)/     Form of Enrollment/Change Form.




___________________________________

/(1)/ Exhibits 99.1 through 99.9 and Exhibit 99.11 and 99.12 are incorporated herein by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.