Form 10-Q
period 1997-07-31
CREDENCE SYSTEMS CORP
filed 1997-09-15
CIK 893162

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended July 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from         to

                        COMMISSION FILE NUMBER 0-22366

                         CREDENCE SYSTEMS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                       94-2878499
  (State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                     Identification No.)

    215 FOURIER AVE., FREMONT, CALIFORNIA                     94539
  (Address of principal executive offices)                  (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (510) 657-7400

-------------------------------------------------------------------------------
            FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  At July 31, 1997, there were 21,872,792 shares of the Registrant's common stock, $0.001 par value per share outstanding.

================================================================================

                          CREDENCE SYSTEMS CORPORATION

                                     INDEX                              PAGE NO.
                                     -----                              --------
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
         Condensed Consolidated Balance Sheets........................      3
         Condensed Consolidated Statements of Operations..............      4
         Condensed Consolidated Statements of Cash Flows..............      5
         Notes to Condensed Consolidated Financial Statements.........      6
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8

 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings............................................     20
 Item 2. Changes in Securities........................................     20
 Item 3. Defaults Upon Senior Securities..............................     20
 Item 4. Submission of Matters to a Vote of Security Holders..........     20
 Item 5. Other Information............................................     20
 Item 6. Exhibits and Reports on Form 8-K.............................     21

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS

                          CREDENCE SYSTEMS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JULY 31,   OCTOBER 31,
                                                            1997       1996/a/
                                                         ----------  -----------
                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents............................. $   42,806   $ 48,649
  Restricted cash.......................................     13,120         --
  Short-term investments................................     23,491     37,643
  Accounts receivable, net..............................     43,951     49,025
  Inventories...........................................     36,405     35,721
  Other current assets..................................     11,328      6,845
                                                         ----------   --------
    Total current assets................................    171,101    177,883
Long-term investments...................................         --      4,284
Property and equipment, net.............................     42,092     32,764
Other assets............................................     12,446      8,111
                                                         ----------   --------
    Total assets........................................   $225,639   $223,042
                                                         ==========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $   10,876   $ 13,842
  Accrued liabilities...................................     15,348     17,829
  Income taxes payable..................................      3,615      1,589
                                                         ----------   --------
    Total current liabilities...........................     29,839     33,260
Minority interest.......................................        428         --
Stockholders' equity....................................    195,372    189,782
                                                         ----------   --------
    Total liabilities and stockholders' equity.......... $  225,639   $223,042
                                                         ==========   ========


                            See accompanying notes.
--------
/a/ Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 1996.

                          CREDENCE SYSTEMS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                              JULY 31,            JULY 31,
                                         -------------------- -----------------
                                           1997       1996      1997     1996
                                         ---------  --------- -------- --------
Net sales............................... $  51,082  $  67,200 $134,698 $194,586
Cost of goods sold......................    21,638     27,088   59,451   77,992
                                         ---------  --------- -------- --------
Gross margin............................    29,444     40,112   75,247  116,594
Operating expenses:
  Research and development..............     9,257      9,588   27,016   27,318
  Selling, general and administrative...    14,529     13,700   37,949   40,596
  In-process research and development...     6,022         --    6,022       --
                                         ---------  --------- -------- --------
    Total operating expenses............    29,808     23,288   70,987   67,914
                                         ---------  --------- -------- --------
Operating income (loss).................      (364)    16,824    4,260   48,680
Interest income, net....................     1,011        989    2,912    3,090
                                         ---------  --------- -------- --------
Income before income taxes..............       647     17,813    7,172   51,770
Income taxes............................     1,542      6,271    3,727   18,355
Minority interest.......................         2         --        2       --
                                         ---------  --------- -------- --------
Net income (loss)....................... $    (897) $  11,542 $  3,443 $ 33,415
                                         =========  ========= ======== ========
Net income (loss) per share............. $   (0.04) $    0.53 $   0.15 $   1.52
                                         =========  ========= ======== ========
Number of shares used in computing per
 share amount...........................    21,857     21,925   22,336   21,930
                                         =========  ========= ======== ========



                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                JULY 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................ $  3,443  $ 33,415
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................    8,760     7,245
  (Gain) Loss on disposal of property and equipment........      (26)       48
  Changes in operating assets and liabilities:
   Accounts receivable, inventories and other current
    assets.................................................  (12,336)  (16,847)
   Accounts payable, accrued liabilities and income taxes
    payable................................................   (3,272)    7,859
                                                            --------  --------
    Net cash provided (used) by operating activities.......   (3,431)   31,720
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale securities................  (29,398)  (59,577)
 Maturities of available-for-sale short-term investments...   44,722    38,114
 Sales of available-for-sale securities....................    3,112        --
 Maturities of held-to-maturity securities.................       --    11,521
 Acquisition of property and equipment.....................   (7,823)  (18,992)
 Other assets..............................................   (3,639)   (3,745)
 Proceeds from sale of property and equipment..............    1,736        --
                                                            --------  --------
    Net cash provided (used) in investing activities.......    8,710   (32,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital lease obligations........       --      (626)
 Issuance of common stock..................................    1,998     1,526
                                                            --------  --------
    Net cash provided by financing activities..............    1,998       900
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......    7,277       (59)
Cash and cash equivalents at beginning of period...........   48,649    54,534
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 55,926  $ 54,475
                                                            ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid............................................. $      1  $     36
 Income taxes paid......................................... $  2,533  $ 16,261
NONCASH INVESTING ACTIVITIES:
 Net transfers of inventory to property and equipment...... $ 11,684  $  1,338
NONCASH FINANCING ACTIVITIES:
 Income tax benefit from stock option exercises............ $    149  $     70

                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. QUARTERLY FINANCIAL STATEMENTS

  The condensed consolidated financial statements and related notes for the three months and nine months ended July 31, 1997 and 1996 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations of the Company for the interim periods. The results of operations for the three months and nine months ended July 31, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1996 included in the Annual Report on Form 10-K and the risk factors, including, without limitation, risks relating to fluctuations in operating results, rapid technological change, importance of timely product introduction, risks of delays, limited system sales, backlog, cyclicality of semiconductor industry, expansion of operations, sole or limited sources of supply, reliance on subcontractors, highly competitive industry, dependence on key customers, lengthy sales cycle, dependence on key personnel, international sales, proprietary rights, acquisitions, future capital needs and volatility of stock price, as set forth in this Report. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

  USE OF ESTIMATES--The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. INVENTORIES

  Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                                                         OCTOBER
                                                                JULY 31,   31,
                                                                -------- -------
                                                                  1997    1996
                                                                -------- -------
   Raw materials............................................... $ 23,705 $20,482
   Work-in-process.............................................   10,339  10,222
   Finished goods..............................................    2,361   5,017
                                                                -------- -------
                                                                $ 36,405 $35,721
                                                                ======== =======

3. NET INCOME (LOSS) PER SHARE

  Net income (loss) per share is based upon the weighted average number of common and dilutive common equivalent shares (stock options) outstanding during the period.

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

                                                       THREE MONTHS  NINE MONTHS
                                                          ENDED         ENDED
                                                         JULY 31,     JULY 31,
                                                       ------------- -----------
                                                        1997   1996  1997  1996
                                                       ------  ----- ----- -----
   Basic.............................................. $(0.04) $0.54 $0.16 $1.55
   Diluted............................................ $(0.04) $0.53 $0.15 $1.52

                         CREDENCE SYSTEMS CORPORATION

4. CONTINGENCIES

  The Company's litigation matters with Megatest Corporation and Teradyne, Inc., have been resolved. There was no impact on the financial statements as a result of these settlements.

  The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

5. ACQUISITION OF THE TEST DEVELOPMENT SERIES BUSINESS OF TEST SYSTEMS STRATEGIES, INC. AND SUMMIT DESIGN, INC.

  On July 11, 1997, the Company, through its newly formed subsidiary, Test Systems Strategies, Inc., a Delaware Corporation ("TSSI"), acquired certain assets and assumed certain liabilities from Summit Design, Inc. and its wholly owned subsidiary, Test Systems Strategies, Inc., an Oregon Corporation, including the test development series software ("TDS") and TSSI trademark of Test Systems Strategies, Inc. (an Oregon Corporation). TDS includes tools designed to convert gate-level simulation data from electronic design automation simulators to programs that operate on targeted automatic test equipment ("ATE") for testing integrated circuits characterized by the gate-level simulation data. TDS facilitates simulation analysis, stimulus generation, simulation rules checking, tester resource checking, ATE test program generation, and test program conversion. The acquisition has been accounted for by the Company under the purchase method of accounting, and accordingly, the condensed consolidated financial statements reflect the impact of TDS operations subsequent to the acquisition date.

  The purchase price of $7.3 million, consisted of a cash payment of $7.0 million to Summit Design, Inc. and $300,000 for the assumption of liabilities. Acquired assets and liabilities were recorded at their estimated fair market value at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets and liabilities acquired based on valuations. Amounts allocated to in-process research and development of approximately $6.0 million were written-off at the acquisition date, representing an estimated value (using risk-adjusted cash flows, discounted at 35%) of development programs that have not yet reached technological feasibility. Amounts allocated to developed technology, $1.0 million, and workforce in place, $0.3 million, are being amortized on a straight line basis over periods of six and three years respectively.

6. COMMITMENTS

  In addition on May 19, 1997, the Company entered into an agreement with Summit Design, Inc. for the Company to purchase approximately $18 million of Summit's Visual Testbench ("VTB") product licenses and maintenance services through 1999. The restricted cash on the accompanying balance sheet relates to the amounts yet to be purchased under this agreement.

7. SUBSEQUENT EVENTS

  On August 20, 1997, the Company through one of its subsidiaries, Test Systems Strategies, Inc., purchased from Zycad Corporation ("Zycad") and one of its subsidiaries, Attest Software, Inc. certain assets and assumed certain liabilities for $2,250,000.

  On September 10, 1997, the Company sold $100 million of 5 1/4% convertible subordinated notes (the "Notes") due 2002 through a private placement within the U.S. to qualified institutional buyers in accordance with Rule 144A and outside the U.S., to non-U.S. persons as defined in Regulation S under the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company at a conversion price of $69.15 per share. The Company has granted to Smith Barney, Inc., the initial purchaser, a 30-day option to purchase an additional $15 million of Notes to cover over-allotments, if any. Expense of $3.0 million associated with the offering will be deferred and included in other assets. Such expenses will be amortized to interest expense over the term of the Notes.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance described herein. Factors that could cause actual results to differ are identified throughout the discussion below, as well as the section entitled "Risk Factors" below. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                          JULY 31,              JULY 31,
                                     ---------------------  ------------------
                                       1997        1996       1997      1996
                                     ---------   ---------  --------  --------
   Net sales........................     100.0%      100.0%    100.0%    100.0%
   Cost of goods sold...............      42.4        40.3      44.1      40.1
                                     ---------   ---------  --------  --------
   Gross margin.....................      57.6        59.7      55.9      59.9
   Operating expenses
     Research and development.......      18.1        14.3      20.0      14.0
     Selling, general, and
      administrative................      28.4        20.4      28.2      20.9
     In-process research &
      development...................      11.8          --       4.5        --
                                     ---------   ---------  --------  --------
       Operating expenses...........      58.3        34.7      52.7      34.9
                                     ---------   ---------  --------  --------
   Operating income (loss)..........      (0.7)       25.0       3.2      25.0
   Interest income, net.............       2.0         1.5       2.2       1.6
                                     ---------   ---------  --------  --------
   Income before income taxes.......       1.3        26.5       5.4      26.6
   Income taxes.....................       3.1         9.3       2.8       9.4
                                     ---------   ---------  --------  --------
   Net income (loss)................      (1.8%)      17.2%      2.6%     17.2%
                                     =========   =========  ========  ========

RESULTS OF OPERATIONS

NET SALES

  Net sales consist of revenues from systems sales, spare parts sales and maintenance contracts. Net sales were $51.1 million for the third quarter and $134.7 for the first nine months of fiscal 1997, representing decreases of 24.0% and 30.8%, respectively, over the comparable periods of fiscal 1996. These decreases were due primarily to a significant weakness in the ATE market which materially adversely affected the Company and several other companies in the capital equipment market. International net sales accounted for approximately 71.3% and 70.0% of the total net sales for the third quarter and first nine months of fiscal 1997 respectively, compared to approximately 61.2% and 65.1% for the comparable periods a year ago. The Company's international sales of its products and spare parts and its service revenues are denominated primarily in United States dollars.

GROSS MARGIN

  The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, product reliability, customization and reconfiguration of systems, reserves, international and domestic sales mix and field service margins. Gross margin was 57.6% for the third quarter and 55.9% for the first nine months of fiscal 1997, compared with 59.7% for the third quarter and 59.9% for the first nine months of fiscal 1996. The reduction in gross margin as a percent of sales was due primarily to an increase in the first quarter of fiscal 1997 in inventory write down reserves on slower moving parts of older products and changes in product mix.

RESEARCH AND DEVELOPMENT

  Research and development expenses were $9.3 million in the third quarter of fiscal 1997, a slight decrease of $0.3 million or 3.5% as compared to the third quarter of fiscal 1996. Research and development expenses were $27.0 million in the first nine months of fiscal 1997, which was comparable, in dollars, to expenses for the first nine months of fiscal 1996. As a percentage of net sales, these expenses were 18.1% for the third quarter and 20.0% for the first nine months of fiscal 1997, compared with 14.3% for the third quarter and 14.0% for the first nine months of 1996. The increase of these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in fiscal 1997 as compared with the comparable periods of fiscal 1996. For the foreseeable future, the Company currently intends to continue to invest significant resources in the development of new products and enhancements. Accordingly, the Company expects these expenses to increase in dollars for the remainder of fiscal 1997 as compared to fiscal 1996 due to the introduction of new products in the latter half of the year.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses were $14.5 million in the third quarter and $37.9 million for the first nine months of fiscal 1997, representing an increase of $0.8 million or 6.1% in the third quarter of fiscal 1997 and a decrease of $2.6 million or 6.5% for the first nine months of fiscal 1997, compared to the comparable periods of fiscal 1996. As a percentage of net sales, these expenses were 28.4% for the third quarter and 28.2% for the first nine months of fiscal 1997, compared with 20.4% and 20.9%, respectively, for the corresponding periods in fiscal 1996. The increase of these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in fiscal 1997 as compared with the comparable periods of fiscal 1996. The Company expects selling, general and administrative expenses for the rest of fiscal 1997 to increase in dollars as compared to fiscal 1996 due to the introduction of new products in the latter half of the year.

INTEREST INCOME, NET

  The Company generated net interest income of $1.0 million for the third quarter and $2.9 million for the first nine months of fiscal 1997, compared to $989,000 and $3.1 million, respectively, for the corresponding periods of fiscal 1996. The slight decrease for the nine months of fiscal 1997 was due primarily to interest earned on lower average cash and cash equivalents and short-term investments balances during the period. The lower cash and cash equivalents and short-term investments balances reflected decreased cash provided by operations.

INCOME TAXES

  Excluding the impact of the in-process R&D charge, the Company's provision for income taxes for the third quarter and the first nine months of fiscal 1997 is computed based on the projected annualized effective tax rate of 33.5%. The effective tax rate for the third quarter and the first nine months of fiscal 1996 was 35.2% and 35.5%, respectively. Excluding the impact of the in-process R&D charge, the projected effective tax rate for fiscal 1997 is expected to be less than the combined federal and state statutory tax rate, and the 1996 effective tax rate, primarily due to the projected benefit of the Company's foreign sales corporation.

  The tax provision for the first nine months of 1997 consists of two items: a $4,420,000 provision on pre-tax book income of $13,194,000 (for a 33.5% effective tax rate exclusive of the in-process R & D charge), and a $693,000 tax benefit on the $6,022,000 in-process R&D charge.

  A valuation allowance has been established in the third quarter of fiscal 1997 to offset a portion of the deferred tax asset attributable to the in-process R&D charge. Due to the period over which this tax benefit will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets, and accordingly, a valuation allowance is required.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided (used) by operating activities was ($3.4 million) and $31.7 million for the nine months ended July 31, 1997 and 1996, respectively. Net cash flows used by operating activities for the nine months ended July 31, 1997 were primarily attributable to a decrease in accounts receivable, offset in part by an increase in inventory, $11.7 million of which was transferred to property and equipment, and reductions in accounts payable ($3.0 million) and accrued liabilities ($2.5 million). Investing activities provided net cash of $8.7 million and used net cash of $32.7 million for the nine months ended July 31, 1997 and 1996, respectively. In the first nine months of fiscal 1997, the Company experienced a net reduction of $14.1 million in short-term investments while also purchasing $7.8 million of property and equipment. Net cash provided by financing activities was $2.0 million and $0.9 million for the nine months ended July 31, 1997 and 1996, respectively.

  As of July 31, 1997, the Company had working capital of approximately $141.3 million, including cash of $42.8 million, restricted cash of $13.1 million, and short-term investments of $23.5 million, $44.0 million of accounts receivable and $36.4 million of inventories. The Company expects accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers, investments in inventories will also continue to represent a significant portion of working capital. Additionally, the Company expects to continue investing in inventories for its new products, which may be slower moving at the beginning of the product introduction cycle. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total liabilities of $33.3 million as of October 31, 1996 decreased to $29.8 million as of July 31, 1997. The $3.5 million decrease was due primarily to decreases in accounts payable of $3.0 million.

  The Company has entered into an agreement with Summit Design, Inc. for the Company to purchase approximately $18 million of VTB product licenses and maintenance services through 1999. The restricted cash relates to the amounts yet to be purchased under this agreement.

  The Company's principal sources of liquidity as of July 31, 1997 consisted of approximately $55.9 million of cash and cash equivalents and restricted cash, short-term investments of $23.5 million and $20.0 million available under the Company's unsecured working capital line of credit expiring on July 24, 1998. As of July 31, 1997, no amounts were outstanding under the line of credit. Additionally, as of July 31, 1997, the Company has operating leases for test and other equipment with remaining payments totaling approximately $2.6 million.

  On September 10, 1997, the Company sold $100 million of 5 1/4% convertible subordinated notes (the "Notes") due 2002 through a private placement within the U.S. to qualified institutional buyers in accordance with Rule 144A and outside the U.S., to non-U.S. persons as defined in Regulation S under the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company at a conversion price of $69.15 per share. The Company has granted to Smith Barney, Inc., the initial purchaser, a 30-day option to purchase an additional $15 million of Notes to cover over-allotments, if any. Expense of $3.0 million associated with the offering will be deferred and included in other assets. Such expenses will be amortized to interest expense over the term of the Notes.

RISK FACTORS

  The Company's results of operations are affected by a variety of factors, including the following:

Fluctuations in Operating Results

  The Company's operating results have in the past fluctuated significantly and will in the future fluctuate significantly, due to a variety of factors. The Company's operating performance from the first quarter of fiscal 1993 through the third quarter of fiscal 1996 produced sequential quarter-to-quarter growth in both net sales and net income. In the fourth quarter of fiscal 1996, however, net sales decreased 34% from the third quarter of fiscal 1996 and 17% from the fourth quarter of fiscal 1995. Net income for the fourth quarter of fiscal 1996 decreased 63% from the third quarter of fiscal 1996 and 55% from the fourth quarter of fiscal 1995. In the first quarter of fiscal 1997, net sales decreased 9% from the fourth quarter of fiscal 1996 and decreased 34% from the first quarter of fiscal 1996. Net income for the first quarter of fiscal 1997 decreased 75% from the fourth quarter of fiscal 1996 and decreased 90% from the first quarter of fiscal 1996. In the second quarter of fiscal 1997, net sales increased 8% from the first quarter of fiscal 1997 and decreased 35% from the second quarter of fiscal 1996. Net income for the second quarter of fiscal 1997 increased 212% from the first quarter of fiscal 1997 and decreased 71% from the second quarter of fiscal 1996. In the third quarter of fiscal 1997, net sales increased 15% from the second quarter of fiscal 1997 but decreased 24% from the third quarter of fiscal 1996. The Company incurred a net loss of $897,000 for the third quarter of fiscal 1997 resulting in a decrease of 127% when compared to the $3.3 million net income for the second quarter of fiscal 1997 and a 108% decrease from the third quarter of fiscal 1996. The decreases were due primarily to a significant weakness in the ATE market which materially adversely affected the Company and several other companies in the semiconductor equipment industry. The factors that have caused and will continue to cause the Company's results to fluctuate include the timing of new product announcements and releases by the Company or its competitors, market acceptance of new products and enhanced versions of the Company's products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by the Company, its competitors, customers or suppliers, manufacturing capacity, the ability to volume produce systems and meet customer requirements, inventory obsolescence, patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components, subassemblies and services, expenses associated with acquisitions and alliances, product discounts, customization and reconfiguration of systems, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, cyclicality or downturns in the semiconductor market and the markets served by the Company's customers, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in this current fiscal year, which will affect its operating results, financial condition and business. The Company's gross margins on system sales have varied significantly, especially in the last twelve months, and will continue to vary significantly based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, reserves, production volume, new product introductions, product reliability, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectable accounts, there can be no assurance that such estimates regarding allowances will be adequate.

Limited System Sales; Backlog

  The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $2.0 million, excluding the current memory products, for which the price range is typically below $100,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all tester orders needed to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which could have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could continue to cause future shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce its significant fixed expenses in a particular period if the Company's net sales goals for such period are not met. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not again sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors, as they were in the first and second quarters of 1997. In such event, the price of the Company's Common Stock may be materially adversely affected.

Cyclicality of Semiconductor Industry

  The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors and companies which specialize in contract packaging and/or testing of semiconductors, including manufacturers and contractors that are opening new or expanding existing fabrication facilities, or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically and recently, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The Company has in the past, and during the last twelve months in particular, experienced shipment delays, delays in commitments and purchase order restructurings by several of its customers and anticipates that this may continue to occur in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales or rate of growth. During the last four quarters, including the third quarter of 1997, the Company's net sales, gross margins and net income have been significantly below the net sales, gross margins and net income, respectively, of the comparable prior year's quarterly results. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future.

Management of Fluctuations in Operating Results

  The Company has over the last several years experienced significant fluctuations in its operating results. Since 1993, the Company has overall significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the March 1995 acquisition of EPRO, the Company's establishment of a joint venture with Innotech, Inc., the Company's acquisition in July 1997 of the assets and certain liabilities of TSSI and the Company's acquisition in August of 1997 of a software product line from Zycad. However, the Company has during certain historical periods, particularly over the past twelve months, experienced revenue declines and reductions in its operations.

  Fluctuations in the Company's sales and operations have placed a considerable strain on its management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, the Company has been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding or contracting consistent with the Company's business. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support fluctuations in the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand or contract such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition or results of operations.

Expansion of Operations

  Currently, the Company is devoting significant resources to the development of new products and technologies. During 1997, the Company will conduct evaluations of these products and will continue to invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales service and support, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory and warranty reserve requirements and the creation of after-sales service and support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected. There can be no assurance that net sales will increase or remain at recent levels or that such products will be successfully commercialized.

Limited Sources of Supply; Reliance on Subcontractors

  Certain components, subassemblies and services necessary for the manufacture of the Company's testers are obtained from a limited group of suppliers. The Company does not maintain any long-term supply agreements with any of its vendors and purchases its components and subassemblies through individual purchase orders. The manufacture of certain of the Company's components and subassemblies is an extremely complex process. The Company also relies on outside vendors to manufacture certain components and subassemblies and to provide certain services. In addition, the Company and certain of its subcontractors periodically experience significant shortages and delays in delivery of various components and subassemblies. There can be no assurance that these or other problems will not continue to occur in the future with these or the Company's other suppliers or outside subcontractors. The Company's reliance on a limited group of suppliers and the Company's reliance on outside subcontractors involve several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies has delayed and could continue to delay shipments of the Company's systems and could have a material adverse effect on the Company's business, financial condition or results of operations. Any continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could have a material adverse effect on the Company's business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and could allow competitors to penetrate such customer accounts. There can be no assurance that the Company's internal manufacturing capacity and that of its suppliers and subcontractors will be sufficient to meet customer requirements.

Highly Competitive Industry

  The ATE industry is intensely competitive. Because of the substantial investment required to develop test application software and interfaces, the Company believes that once a semiconductor manufacturer has selected a particular ATE vendor's tester, the semiconductor manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. The inability of the Company to achieve significant sales to any ATE customer could have a material adverse effect on the Company's business, financial condition or results of operations.

  The Company faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Many of the Company's competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to certain products currently offered by the Company. The Company believes that if the ATE industry continues to consolidate through strategic alliances or acquisitions, the Company will continue to face significant additional competition from larger competitors that may offer more complete product lines and services than the Company. The Company's competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by the Company's competitors could continue to cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could continue to lead to intensified price-based competition, which could materially adversely affect the Company's business, financial condition or results of operations. The Company has experienced and continues to experience significant price competition in the sale of all of its testers. In addition, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressures typically become more intense. The Company believes that to be competitive, it will continue to require significant financial resources in order to, among other items, invest in new product development and enhancements and to maintain customer service and support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

Rapid Technological Change; Importance of Timely Product Introduction

  The ATE market is subject to rapid technological change and new product introductions and enhancements and related software tools. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop and introduce new products and enhancements and related software tools with greater features on a timely and cost-effective basis, including the products under development acquired in the EPRO merger and the TSSI and Zycad product line acquisitions. The Company's customers require testers with additional features and higher performance and other capabilities. The Company is therefore required to enhance the performance and other capabilities of its existing systems and related software tools. Any success by the Company in developing new and enhanced systems and related software tools and new features to its existing systems depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements and related software tools. The inability of the Company to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on the Company's business, financial condition or results of operations. New product or technology introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, new product introductions by the Company may cause confusion among the Company's customers if they transition to such new products, and may delay product purchases.

  Significant delays can occur between a system's introduction and the commencement by the Company of volume production of such system. The Company has been and is experiencing significant delays in the introduction, volume production and sales of its systems and related feature enhancements, including new models within the digital, mixed-signal and non-volatile memory product lines, due to technical, manufacturing, parts shortages, component reliability and other difficulties and may continue to experience similar delays in the future. As a result, certain of the Company's significant customers have experienced significant delays in receiving and using certain of the Company's testers in production. There can be no assurance that these or additional difficulties will not continue to arise in the future with respect to the Company's systems or that such delays will not materially adversely affect customer relationships and future sales. Moreover, there can be no assurance that the Company will not encounter these or other difficulties that could delay future introductions or volume production or sales of its systems or enhancements and related software tools. The Company has incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of its testers and to increase feature sets. If the Company's systems continue to have reliability, quality or other problems, or the market perceives certain of the Company's products to be feature deficient, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other items, could result. The Company's failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for the Company to sell testers to that manufacturer for a number of years. The Company believes that the continued acceptance, volume production, timely delivery and customer satisfaction of its newer digital, mixed signal and non-volatile memory testers are of critical importance to its future financial results. As a result, an inability to correct any technical, reliability, parts shortages or other difficulties associated with the Company's systems or to manufacture and ship the Company's systems on a timely basis to meet customer requirements could damage relationships with current and prospective customers and would materially adversely affect the Company's business, financial condition or results of operations.

Customer Concentration; Lengthy Sales Cycle

  During the nine months ended July 31, 1997, three customers accounted for 22%, 12% and 9%, respectively, of the Company's net sales. One customer (a distributor) accounted for 25%, 17% and 13% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. The loss of or any reduction in orders by a significant customer, including losses or reductions due to continuing or other technical, manufacturing, reliability or other difficulties associated with the Company's products or market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

Acquisitions

  The Company has developed in significant part through mergers and acquisitions of other companies and businesses. Prior to its initial public offering in 1993, the Company acquired two companies and the semiconductor test systems division of Tektronix, Inc. In 1995, the Company acquired EPRO, a memory tester company. In July 1997, the Company acquired the TDS assets of Summit Design, Inc. and, in August 1997, acquired the TDX fault simulation and test program development products from Zycad. The Company intends in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. Any future acquisitions by the Company, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition or results of operations. The Company's one-time charge for in-process research and development for the TSSI asset acquisition accounted for the Company's net loss for the third quarter of 1997. In addition, acquisitions involve numerous other risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and will continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

Dependence on Key Personnel

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

  Recently, the Company has experienced an increased level of employee turnover. The Company believes that this increase is due to several factors, including the recent semiconductor industry slowdown; an expanding economy within the geographic area where the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of full vesting of options granted prior to the Company's initial public offering. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could materially adversely impact the Company's business, financial condition and results of operations.

International Sales

  International sales accounted for approximately 70%, 67% and 55% of total net sales for the first nine months of fiscal 1997, and for fiscal years 1996 and 1995, respectively. The Company is also attempting to increase its sales to non-U.S.-based customers. As a result, the Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations.

Proprietary Rights

  The Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, including confidentiality agreements. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. There can be no assurance that patents owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition or results of operations. The Company has been involved in extensive, expensive and time-consuming reviews of, and litigation concerning, patent infringement claims. In addition, the Company has at times been notified of other claims that it may be infringing intellectual property rights possessed by third parties and expects to continue to receive notice of such claims in the future.

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

Future Capital Needs

  The development and manufacture of new ATE systems and enhancements are highly capital intensive. In order to be competitive, the Company must make significant investments in capital equipment, expansion of operations, systems, procedures and controls, research and development and worldwide training, customer service and support, among many items. The Company expects that cash on hand and cash equivalents, including restricted cash, proceeds from the $100 million private placement, short-term investments, funds available under its bank line of credit, anticipated cash flow from operations and equipment lease arrangements will satisfy its financing requirements for at least the next 18 months.

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

Leverage

  In connection with the sale of the $100 million aggregate principal amount of the Note due 2002, the Company will incur $100 million of indebtedness which will result in a ratio of long-term debt to total capitalization at July 31, 1997 of approximately 34% on an as-adjusted basis. As a result of this indebtedness, the Company's principal and interest obligations will increase substantially. The degree to which the Company will be leveraged could materially adversely affect Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Reference is made to Note 4 of notes to condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

  On July 11, 1997, the Company, through its newly formed subsidiary, Test Systems Strategies, Inc., a Delaware Corporation ("TSSI"), acquired certain assets and assumed certain liabilities from Summit Design, Inc. and its wholly owned subsidiary, Test Systems Strategies, Inc., an Oregon Corporation, including the test development series software ("TDS") and TSSI trademark of Test Systems Strategies, Inc. (an Oregon Corporation). TDS includes tools designed to convert gate-level simulation data from electronic design automation simulators to programs that operate on targeted automatic test equipment ("ATE") for testing integrated circuits characterized by the gate-level simulation data. TDS facilitates simulation analysis, stimulus generation, simulation rules checking, tester resource checking, ATE test program generation, and test program conversion. The acquisition has been accounted for by the Company under the purchase method of accounting, and accordingly, the condensed consolidated financial statements reflect the impact of TDS operations subsequent to the acquisition date.

  The purchase price of $7.3 million, consisted of a cash payment of $7.0 million to Summit Design, Inc. and $300,000 for the assumption of liabilities. Acquired assets and liabilities were recorded at their estimated fair market value at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets and liabilities acquired based on valuations. Amounts allocated to in-process research and development of approximately $6.0 million were written-off at the acquisition date, representing an estimated value (using risk-adjusted cash flows, discounted at 35%) of development programs that have not yet reached technological feasibility. Amounts allocated to developed technology, $1.0 million and workforce in place, $0.3 million, are being amortized on a straight line basis over periods of six and three years respectively.

  In addition, on May 19, 1997, the Company entered into an agreement with Summit Design, Inc. for the Company to purchase approximately $18 million of Summit's Visual Testbench ("VTB") product licenses and maintenance services through 1999.

  On August 20, 1997, the Company, through one of its subsidiaries, Test Systems Strategies, Inc., purchased from Zycad Corporation and one of its subsidiaries, Attest Software, Inc. certain assets and assumed certain liabilities for $2,250,000.

  On September 10, 1997, the Company sold $100 million of 5 1/4% convertible subordinated notes (the "Notes") due 2002 through a private placement within the U.S. to qualified institutional buyers in accordance with Rule 144A and outside the U.S., to non-U.S. persons as defined in Regulation S under the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company at a conversion price of $69.15 per share. The Company has granted to Smith Barney, Inc., the initial purchaser, a 30-day option to purchase an additional $15 million of Notes to cover over-allotments, if any. Expense of $3.0 million associated with the offering will be deferred and included in other assets. Such expenses will be amortized to interest expense over the term of the Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)See Exhibit Index on page 23.

  (b)No reports on Form 8-K have been filed during the quarter ended July 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CREDENCE SYSTEMS CORPORATION
                                 ----------------------------------------------
                                                  (Registrant)

      September 12, 1997                     /s/ RICHARD Y. OKUMOTO
-------------------------------  ----------------------------------------------
             Date                              Richard Y. Okumoto
                                   Executive Vice President, Chief Financial
                                             Officer and Secretary

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                                    PAGE
 -------                                                                   ----
  2.9    Asset Purchase Agreement, dated as of May 19, 1997, among
         Credence Systems Corporation, Summit Design, Inc., Test Systems
         Strategies, Inc., a Delaware corporation and wholly-owned
         subsidiary of Credence Systems Corporation, and Test Systems
         Strategies, Inc., an Oregon Corporation and wholly-owned
         subsidiary of Summit Design, Inc................................   24
 10.23*  Software OEM License Agreement between Credence Systems
         Corporation, Test Systems Strategies, Inc. and Summit Design,
         Inc. dated May 19, 1997.........................................   52
 10.24   Joint Venture Agreement, dated June 10, 1997, between Credence
         Systems Corporation and Innotech Corporation....................   69
 11.1    Computation of Net Income (Loss) Per Share......................  130
 27.1    EDGAR Financial Data Schedule...................................  131

--------
* Confidential treatment has been requested for certain portions of this exhibit.