Form 10-K405
period 1997-10-31
CREDENCE SYSTEMS CORP
filed 1998-01-29
CIK 893162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended October 31, 1997
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from          to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of January 20, 1998 was approximately $289,104,000 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On January 20, 1998, approximately 21,746,950 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on March 25, 1998 are incorporated by reference into
Part III.

                                     PART I
                                     ------

ITEM 1.   BUSINESS

     Credence Systems Corporation (including its subsidiaries, the "Company" or "Credence") designs, manufactures, sells and services automatic test equipment ("ATE") used in the production of semiconductors. The Company also develops, publishes and distributes software products used to aid in the generation and verification of test programs for ATE systems. The Company serves a broad spectrum of the semiconductor industry's testing needs through a wide range of products that test digital logic, mixed-signal and non-volatile memory semiconductors. Credence utilizes its proprietary technologies to design products that provide a lower total cost of ownership than many competing products while meeting the increasingly demanding performance requirements of today's ATE market. The Company's products are primarily designed to test semiconductors that are produced in high volume. The Company's customers include major semiconductor manufacturers as well as assembly and test services companies. Through its acquisitions of the assets from Summit Design, Inc. ("Summit Design") and Zycad Corporation ("Zycad"), the Company now offers software for generating and verifying test programming for ATE systems.

     Credence was incorporated in California in March 1982 to succeed to the business of a sole proprietorship and was reincorporated in Delaware in October 1993. The term "Credence" or the "Company" includes, when the context so requires, Credence Systems Corporation, its subsidiaries and its California predecessor corporation, the Semiconductor Test Systems Division (the "STS Division") of Tektronix, Inc., which the Company acquired in December 1990, and Axiom Technology Corporation ("Axiom"), ASIX Systems Corporation ("ASIX") and EPRO and EPRO's subsidiary, which the Company acquired through mergers in March 1988, October 1989 and March 1995, respectively, the assets of Test Systems Strategies, Inc., which the Company acquired in July 1997, and the fault simulation and test program development products of Zycad, which the Company acquired in August 1997./1/


BACKGROUND

     The price of integrated circuits (IC's) once limited their use to high cost military and industrial computing applications. Dramatic advances in semiconductor process technology have improved the performance and lowered the average selling prices ("ASPs") of these semiconductor devices (semiconductors) to levels that now support their use in a wide range of office, consumer, automotive, communications, industrial and other products. In order to maintain or improve gross margins as semiconductor ASPs decline, semiconductor manufacturers are constantly seeking ways to reduce manufacturing costs.

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

-----------------------
/1/
"Credence Systems Corporation," "SC212," "STS," "Vista LT," VistaLogic," "VistaVISION," "Logic100," "ValStar,", "Kalos," and "DUO" are trademarks of the Company. This Annual Report on Form 10-K also includes trademarks of other companies.

     Increased facility costs and the trend toward performance testing at wafer probe have led to the increased importance of smaller testers in the semiconductor manufacturing process. Performance testing at wafer probe requires that the device under test be located in close physical proximity to the measuring circuits of the tester in order to minimize potential signal distortions that can negatively impact testing yields. Smaller testers can more easily be placed in close physical proximity to such circuits. In addition, wafer probe test typically occurs in a clean room where potential contaminants must be continually removed and temperatures kept constant. These special maintenance requirements make clean rooms expensive to operate. Smaller testers occupy less floor space and therefore assist in reducing clean room costs. In addition, smaller testers that consume less power generally have reduced air conditioning requirements.

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

     The production of ATE based exclusively on CMOS technology, however, had been limited by the inability of CMOS to meet the timing and measurement demands of semiconductor testing. Although the speed of CMOS was acceptable, its timing repeatability was not. This problem results from the tendency of CMOS circuits to experience timing drift as a function of temperature variation. To fully benefit from the economic and other advantages of CMOS technology, the challenge has been to control this drift characteristic in order to produce semiconductors for ATE that meet the performance requirements of semiconductor testing.

THE CREDENCE SOLUTION AND STRATEGY

     Credence has developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable the Company to produce testers that are smaller and require less power than those based upon ECL or BiCMOS technology and that provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today's ATE market. CMOS technology allows the circuits used in Credence's testers to be reduced, or "scaled" down in size as IC process technology improves, resulting in higher performance and freeing space on the die for additional functionality. This scalability feature enables the Company to develop and manufacture smaller, higher performance integrated circuits for use in its testers at what Credence believes to be a lower cost, and with a shorter development cycle, than traditional process technologies.

     Credence's objective is to be the leading supplier of cost-effective ATE for production testing of integrated circuits used in high volume applications. The Company's business strategy incorporates the following key elements:

       . Technology Leadership. The Company believes that its proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. In addition, the Company believes the scalability of this technology will allow it to offer new products and enhancements in a shorter time and at a lower cost than many of its competitors that base their products on traditional less-scaleable architecture.

       . Lower Total Cost of Ownership. The Company seeks to provide ATE to its customers at a lower total cost of ownership than many competing products currently available while meeting the performance requirements of its customers. The Company believes that the system price, reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts, of its testers enable its customers to more cost effectively test integrated circuits. Credence's proprietary CMOS stabilization technology is integral to the successful implementation of this strategy.

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

       . Software Development The Company believes that its customers require increasing levels of sophisticated software tools to assist in the utilization of ATE. The Company is focusing its software efforts on internal development of, and acquisition of companies or businesses, that develop such tools. In July 1997 the Company acquired the TSSI assets and in August 1997, the Company acquired the fault simulation and test program development products of Zycad. The Company intends to continue to develop and acquire software tools to expand its presence in the market for software tools to speed development and verify quality of test programming for ATE systems.


PRODUCTS

     Credence currently offers a wide variety of products that test digital logic, mixed-signal and non-volatile memory integrated circuits. Digital logic semiconductors produce discrete "on" and "off" logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Examples of digital logic semiconductors include logic devices such as microcontrollers. Certain digital devices which store and retrieve data are memory semiconductors. Non-volatile memory semiconductors retain their data when the power is turned off. Mixed-signal semiconductors combine both digital and analog functions. Analog semiconductors control external functions such as sound, graphics, and motor controls by producing continuous varying voltage or current. When these analog functions are integrated onto a digital integrated circuit, the resulting device is considered a mixed-signal device.

     The Company's CMOS-based ATE products, the SC series, the Domain, the Vista series testers, and the DUO are designed to test high speed devices used in applications such as networking and portable computing as well as multimedia, digital television, high-definition television and personal communications. The Company's Domain mixed-signal products test certain semiconductors used principally in automotive and telecommunications applications. The Company's memory products test non-volatile memory devices, including ROM, EPROM, EEPROM and FLASH memories used in high volume applications in the consumer, automotive and telecommunications markets. During 1997, the Company introduced the ValStar 2000, a system which enables the testing of very complex devices, up to 1024 pins with high speed bus interfaces. Also introduced was the Kalos Flash memory test system, a highly integrated parallel system that provides multi-site testing and is designed to lower the overall cost of test.

     During fiscal 1997, the Company acquired the test development series software ("TDS") from Summit Design and one of its subsidiaries and the TDX software product ("TDX") line from Zycad. As a result of these product acquisitions, the Company currently offers its customers software which will help them in the generation of test programs for use on ATE.

     The following table sets forth the Company's current product offerings, their features and examples of typical devices tested by each product. Included in certain of the basic features are the anticipated cycle speed in megahertz ("MHz"), timing accuracy in either picoseconds ("ps") or nanoseconds ("ns"), the number and characteristics of the pins and the density in megabits ("mb") of the device that can be tested:


-----------------------------------------------------------------------------------------------------------------------------
       PRODUCT            SERIES       MODELS             BASIC FEATURES                     TYPICAL DEVICES
-----------------------------------------------------------------------------------------------------------------------------
                            SC         SC 212              50 - 100 MHz                     Microcontrollers, ASSPs, DSPs and
                                       SC 312              64 - 304 Pins                    FPGAs
DIGITAL                                SC Micro            +  350-500 ps accuracy
                       ------------------------------------------------------------------------------------------------------
                           Vista        LOGIC              50 - 100 MHz                     Microprocessors, RISC circuits,
                                        Logic100           32 - 512 Pins                    PLDs, FPGAs, ASICs and ASSPs
                                                           +  290ps-200ps accuracy
                       -------------------------------------------------------------------------------------------------------
                          ValStar      ValStar             200MHz                           Microprocessors, RISC circuits,
                                       2000                +  200 ps accuracy               PLDs, FPGAs, ASICs and ASSPs
                                                           512-1024 Pins
------------------------------------------------------------------------------------------------------------------------------
                          Vista        VISION              Same as Vista digital            RAMDACs, graphic palettes and
                                                           series, but configured with      other multimedia devices, mass
                                                           64 analog pins in place of       storage, DSPs, ASICs, Datacom, and
                                                           64 digital pins                  specialty devices, mobile
                                                                                            communication devices, complex
                                                                                            audio devices
                       -------------------------------------------------------------------------------------------------------
                          DUO          DUO                 DUO-SE  -  50 MHz                RAMDACs, graphic palettes and
                                       DUO-SE              DUO-SX-  200MHz                  other multimedia devices, mass
                                       DUO-SX              DUO-RF-50-100MHz                 storage, DSPs, ASICs, Datacom, and
MIXED-                                 DUO-RF              Up to 128 digital pins           specialty devices, mobile
SIGNAL                                 DUO-LFI                                              communication devices, complex
                                                                                            audio devices
                       -------------------------------------------------------------------------------------------------------
                          Domain       3500                10 - 30MHz                       Codecs, converters, power devices,
                                       5000                24 - 48 Pins                     automotive modules and telecom
                                                           +  1ns accuracy                  devices
------------------------------------------------------------------------------------------------------------------------------
MEMORY                    EPRO         142/AX              10-50 MHz                        ROM, EEPROM, EPROM, and FLASH
PRODUCTS                  KALOS                            128mb                            memories
                                                           +  2ns
------------------------------------------------------------------------------------------------------------------------------
WORKCELL                  Centaur      Centaur            Integrated systems with pick     Microcontrollers, ASSPs, DSPs and
                                                          and place handler and "zero      FPGAs
                                                          footprint" tester
------------------------------------------------------------------------------------------------------------------------------
SOFTWARE                  TDS                             Generates tester specific        Tools apply to digital logic
                          Tools                           programs                         devices.
                                                          Verifies timing specifications
                       -------------------------------------------------------------------------------------------------------
                          TDX                             Verifies test vector quality     Tools apply to digital logic
                          Tools                           Supports design for test         devices.
                                                          strategies
------------------------------------------------------------------------------------------------------------------------------

     Digital Products

     SC   The model SC 212 was first shipped in 1992 and incorporates one of the
Company's proprietary CMOS stabilization methods. This product requires approximately 30 square feet of floor space and 4 kilowatts of power for 304 pins. The SC Micro is a cost reduced version of the SC 212. This new system offers the Company's customers a full capability test system at a price as low as $2,000 per digital pin channel. This per channel price has previously been available only in test systems with reduced functionality - requiring users to compromise the quality of their device testing. The SC Micro retains the customer's test quality while continuing to lower their test costs. In 1997 the Company expanded the SC series by introducing and shipping the SC 312, which runs at a higher speed (100 MHz) and has improved accuracy over the SC 212. The purchase price of these testers typically range from $350,000 to $850,000 depending upon configuration.

     Vista The VistaLOGIC was introduced by the Company in 1992 and evolved from its predecessor, the Vista LT. The Vista LT was first shipped by Tektronix in 1987 and was acquired by the Company in 1990. The Logic100 was introduced by the Company in 1994 and is the 100 MHz version of the VistaLOGIC. The VistaLOGIC and Logic100 incorporate one of the Company's proprietary CMOS stabilization methods. The purchase price of the Vista digital testers typically range from $600,000 to $1,500,000, depending upon configuration.

     VALSTAR 2000 The VALSTAR 2000 was introduced in 1997 and the Company believes it is the first system designed specifically with the performance cost structure for volume production of high pin count VLSI devices. This product offers up to 1,024 input/output (I/O) pins at 200 MHz data rates, and requires less than four square meters of floor space. A fully loaded system consumes only 16 kilowatts of power, which is generally less than many competitive systems, thus lowering operating costs. The purchase price of the ValStar 2000 ranges from $2,500,000 to $3,600,000 depending on configuration.

     Mixed-Signal Products

     Vista and DUO The VistaVISION, an adaptation of the VistaLOGIC, was first shipped by the Company in 1992, and has been enhanced to test both digital and mixed-signal devices.

     The DUO series is the Company's high performance mixed signal product line and was first shipped in 1995. The DUO incorporates one of the Company's proprietary CMOS stabilization methods. The Duo SE and the Duo SX are recent additions to the Duo product family which run at 50 MHz and 200 MHz, respectively. These systems allow customers to choose the level of technology and cost structure that best meet their needs. The Duo SE and SX are fully compatible with other members of the Duo family and supports the same set of mixed signal instrumentation. In 1997 Credence also added two new versions of the Duo system, the Duo LFI which tests complex, high performance audio devices, and the Duo RF, a system which combines high performance digital and radio frequency (RF) testing on the same platform. Also in 1997 embedded memory test capability was added to bring full "system-on-a-chip" testing. The purchase price of these testers typically range from $700,000 to $2,500,000, depending upon configuration.

     Domain The Domain 3500 mixed-signal tester currently offered by the Company evolved from predecessor mixed-signal testers that were introduced by Axiom, a mixed-signal tester manufacturer acquired by the Company in 1988. The STS 5000 is the higher pin count version of the STS 3500. The purchase price of these mixed-signal testers typically range from $350,000 to $750,000, depending upon configuration.

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

     KALOS Introduced in November 1997, the Kalos is a highly integrated, parallel system designed to test flash memory. Running at 50 MHz, it provides multi-site testing and is designed to lower the customer's cost of test. The Kalos features a unique "Tester-On-A-Card" architecture, which places all test functions for each site on a single card and thus reduces floor space and power consumption while increasing performance.

     Workcell Products

     Centaur In 1996, the Company established the Workcell product group. This group's charter is to provide complete test solutions that meet the value expectations of the Company's customers, and is designed to enable Credence to compete in the IC manufacturing production environment. The first embodiment of this new process is the Centaur tester. The combination of the Company's SC Micro product and a new handling system developed by Micro Component Technology, Inc., Centaur will offer the Company's customers a high level of integration between a test system and the device handling equipment required for volume production. Centaur will provide the Company's customers with a number of advantages including a true zero footprint test system, high reliability, high fidelity electrical interface, multiple package types with zero changeover time, and single point control of both handler and test system. The Company has not sold any of its Centaur systems to date.

     Software Products

     Software products provide tools to IC manufacturers to speed the process of moving designs from design automation environments to ATE equipment, thereby allowing a reduced time to market for new IC designs. These products aid the development and ensure the quality of test programs needed for ATE systems to test IC's.



CUSTOMERS, MARKETS AND APPLICATIONS

     Credence targets digital logic, mixed-signal, non-volatile memory, and "systems-on-a-chip" device manufacturers that serve a broad range of growing end-user market segments. These customers manufacture semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

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

     The Company believes that the Company's success depends in large part upon the success of its major customers. The loss of or any reduction in orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors may continue to adversely affect the Company's business, financial condition or results of operations as it has recently. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy. There can be no assurance that the Company's sales will not decrease in the future or that the Company will be able to retain existing customers or to attract new ones.

     For information on the Company's geographic data and major customers, see
Note 5 to the Consolidated Financial Statements included elsewhere herein. The Company's international sales are primarily denominated in United States dollars. The Company anticipates that its international business will continue to account for a significant portion of net sales in the foreseeable future.

     The Company schedules production of its systems based upon order backlog and order forecast. The Company includes in its backlog only those customer orders for systems (including upgrades) for which it has accepted purchase orders and assigned shipment dates within the following twelve months. The majority of the Company's orders are subject to cancellation or rescheduling by the customer with limited or no penalties. The Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 1997, the Company's order backlog for systems (exclusive of orders for spare parts and service and support) was approximately $97.5 million, as compared with $49.4 million as of October 31, 1996.

SALES, SERVICE AND SUPPORT

     The Company currently markets and sells its products in the United States principally through its direct sales organization, with direct sales employees in 15 locations. Outside the United States, the Company utilizes both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 15 countries. The Company sold its sales and service subsidiaries in the United Kingdom and Germany in February 1994 and the Company utilizes the purchaser of such operations as its primary distributor in Europe.

     The Company and its distributors have sales and support centers located in the United States, Europe, Israel, Taiwan, Korea, China, Japan, Singapore, Malaysia, Philippines, Thailand and Hong Kong from which both direct Credence personnel and independent sales and service representatives sell and support the equipment. The Company believes that field support is critical to its customers. Support encompasses many of the components of the total cost of ownership for ATE. Credence seeks to develop long-term relationships with major ATE customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers' systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

     In Japan, the Company has a wholly-owned subsidiary that provides sales and service to its customers. In addition, the Company has a relationship with Innotech, Inc., the distributor of the Company's products in Japan. In 1997 the Company formed a joint venture with Innotech to engage in the customization and manufacture of ATE products for sale by both companies. In March 1996, the Company established a service and support subsidiary in Korea. The Company also has a relationship with Itek, Inc., the distributor of the Company's products in Korea.

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

     Credence has pursued a technology acquisition strategy to complement its internal research and development efforts. In 1988, the Company completed its acquisition of Axiom, which added mixed-signal testing capability. In 1989, the Company completed its acquisition of ASIX, which added one of the two proprietary CMOS stabilization methods. In 1990, the Company acquired the STS Division of Tektronix, which added the second proprietary CMOS stabilization method. In 1993, the Company acquired various patents from Tektronix. In March 1995, the Company acquired EPRO, which added non-volatile memory testing capability. In July 1997, the Company acquired the test development software assets from TSSI and Summit and in August 1997 acquired the fault simulation and test program development products of Zycad.

     Each of the stabilization methods acquired by Credence provides a different solution to the tendency of CMOS to experience timing drift as a function of temperature variation. The first proprietary solution uses a timing phase detection circuit combined with a voltage control mechanism to compensate for thermal, voltage and process instability. The second uses a unique combination of counters and heating circuits to provide thermal stability. These methods allow the Company's CMOS-based integrated circuits to achieve the timing repeatability necessary to meet the performance requirements of ATE and to realize the economic and other advantages of CMOS technology over ECL technology. CMOS circuits use less space than those based on ECL as the circuits require less power and can be more closely packed together.

     During 1997, the Company enhanced its Duo product line with new capabilities including high performance audio testing, testing of analog circuitry for wireless communication applications and embedded memory test capability. These features enable single insertion "system-on-a-chip" testing capability. The Company will continue to focus research and development efforts on ensuring that its products have the ability to efficiently test state-of-the-art customer devices which combine analog, high speed digital logic, and memory on a single circuit.

     Credence's ongoing research and development efforts also include focusing on increased cycle speed, accuracy, and pin counts of its testers. In addition, the Company is working on a software development program that is intended to provide for upward compatibility through the Company's products. Credence will also continue to focus efforts on providing software solutions which allow more rapid, cost-effective development of ATE test programs which reduce time-to-market of customer integrated circuit designs. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future.

     Research and development expenses were $37.4 million (excluding the $6 million charge for acquired in-process research and development), $35.4 million and $24.9 million in fiscal 1997, 1996 and 1995, respectively.

PROPRIETARY RIGHTS

     The Company currently holds 19 United States patents, which expire beginning in May 1998 through April 2014. In addition, the Company currently has 9 foreign patents, which expire beginning in August 1999 through September 2011. The two United States patents acquired from ASIX and Tektronix underlying the Company's proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively. There can be no assurance that pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors.

     The Company has granted a license to Tektronix with respect to patents obtained in the acquisition of the STS Division of Textronix, Inc. and certain other intellectual property rights (collectively, the "Tektronix Rights"), including a patent covering one of the Company's proprietary CMOS stabilization technologies, that were assigned to the Company by Tektronix in 1993. Tektronix has a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to the Tektronix Rights. Tektronix may not grant rights under the Tektronix Rights to make, use, sell or otherwise distribute automatic test equipment for testing integrated circuits to any entity other than Sony-Tektronix, a Tektronix joint venture affiliate that does not currently offer production ATE, and to a successor-in-interest to Tektronix. Tektronix may not grant or assign such rights to any other party. In addition, Tektronix may not knowingly sell components incorporating the Tektronix Rights to any other party. The Company and Tektronix have granted to each other a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to all improvements, enhancements, modifications or derivative works created before August 1996 ("Improvements") of intellectual property that was licensed or assigned pursuant to a Technology Agreement dated December 31, 1990, as amended on August 12, 1993, including the Tektronix Rights, to make, use and sell ATE for testing integrated circuits. Tektronix's license to the Improvements is subject to the same restrictions as its license to the Tektronix Rights.

     The Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending patent applications will be issued. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, litigation has been and may continue to be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For additional information with respect to the Company's intellectual property, review the information set forth under "Risk Factors-Proprietary Rights."


MANUFACTURING AND SUPPLIERS

     The Company's manufacturing objective is to produce ATE that conforms to Credence customers' requirements at the lowest possible manufacturing cost. Credence relies on outside vendors to manufacture certain components and subassemblies. The Company seeks to manage its inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. The Company assembles these components and subassemblies to create finished testers in the configuration specified by its customers. In general, Credence uses standard components and prefabricated parts available from numerous suppliers. However, certain components and subassemblies necessary for the manufacture of the Company's testers are obtained from a sole supplier or a limited group of suppliers. The Company purchases certain components that are available solely from Tektronix for use in certain of its testers. The Company is in the process of qualifying a second source for the components obtained from Tektronix. There can be no assurance that such alternative sources will be qualified or available to the Company. The Company's reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. The yield and quality of components and the timeliness of deliveries from the Company's outside subcontractors have generally been acceptable to date, although there can be no assurance that they will be acceptable in the future.


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

     The Company completed ISO 9001 registration in 1997, receiving certification from the National Standards Authority of Ireland. As a result of efforts towards ISO registration, Credence instituted a system of internal audits, corrective and preventative actions and management review spanning the entire organization. The Company also is investing in business process reengineering. During 1997, the Company implemented the first phase of this program in order management and has seen improvements in the accuracy of customer quotations and in management of inventory and response time. The Company's participation in these programs is required by several of the Company's major customers.

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


EMPLOYEES

     As of October 31, 1997, the Company had a total of 646 employees, including 161 engaged in manufacturing, 157 in research and development, 69 in applications, 176 in sales, marketing and service, and 83 in administration. Many of the Company's employees are highly skilled, and the Company believes its future results of operations will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

RISK FACTORS

     In addition to the historical information contained herein, the discussion in this Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth elsewhere herein.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results have in the past fluctuated significantly and will in the future fluctuate significantly, due to a variety of factors. The Company's operating performance from the first quarter of fiscal 1993 through the third quarter of fiscal 1996 produced sequential quarter-to-quarter growth in both net sales and net income. In the fourth quarter of fiscal 1996, however, net sales decreased 34% from the third quarter of fiscal 1996 and 17% from the fourth quarter of fiscal 1995. Net income for the fourth quarter of fiscal 1996 decreased 63% from the third quarter of fiscal 1996 and 55% from the fourth quarter of fiscal 1995. In the first quarter of fiscal 1997, net sales decreased 9% from the fourth quarter of fiscal 1996 and decreased 34% from the first quarter of fiscal 1996. Net income for the first quarter of fiscal 1997 decreased 75% from the fourth quarter of fiscal 1996 and decreased 90% from the first quarter of fiscal 1996. In the second quarter of fiscal 1997, net sales increased 8% from the first quarter of fiscal 1997 and decreased 35% from the second quarter of fiscal 1996. Net income for the second quarter of fiscal 1997 increased 212% from the first quarter of fiscal 1997 and decreased 71% from the second quarter of fiscal 1996. The Company's third quarter fiscal 1997 net sales increased 18% from the second quarter of fiscal 1997 and decreased 24% from the third quarter of fiscal 1996. The third quarter of fiscal 1997 reflected a net loss due to a pre-tax charge for in process research and development related to an acquisition, without the charge third quarter net income would have been up 35% from the second quarter of fiscal 1997 and down 62% from the third quarter of fiscal 1996. In the fourth quarter of fiscal 1997, net sales were up 36% over the third quarter of fiscal 1997 and 57% over the fourth quarter of fiscal 1996. Net income for the fourth quarter of fiscal 1997 increased 69% from the fourth quarter of fiscal 1996 and represented a significant increase over the third quarter of 1997 in which the Company incurred a loss of $0.9 million, which included a charge of $6.0 million for acquisition related in-process research and development. The decreases were due primarily to a significant weakness in the ATE market which materially adversely affected the Company and several other companies in the semiconductor equipment industry. Although the ATE industry returned to a capacity expansion mode in fiscal 1997, resulting in sequential increases in revenues during the second, third, and fourth quarters, there can be no assurance that it will continue to expand in subsequent quarters. The factors that have caused and will continue to cause the Company's results to fluctuate include the timing of new product announcements and releases by the Company or its competitors, market acceptance of new products and enhanced versions of the Company's products, manufacturing inefficiencies associated with the start up of new products, changes in pricing and payment terms and cycles by the Company, its competitors, customers or suppliers, manufacturing capacity, the ability to volume produce systems and meet customer requirements, inventory obsolescence and writeoffs (which the Company has experienced), patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components, subassemblies and services, expenses associated with acquisitions and alliances, product discounts, customization and reconfiguration of systems, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, cyclicality or downturns in the semiconductor market and the markets served by the Company's customers, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in the future, which will affect its operating results, financial condition and business. The Company's gross margins on system sales have varied significantly, especially in the last five quarters, and will continue to vary significantly based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, reserves, production volume, new product introductions, product reliability, the rate of capacity utilization, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

LIMITED SYSTEMS SALES; BACKLOG

     The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $3.6 million, excluding the EPRO memory products, for which the price range is typically below $100,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all orders necessary to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which could have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could continue to cause future shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce its significant fixed expenses in a particular period if the Company's net sales goals for such period are not met. Accordingly, there can be no assurance that the Company will be profitable or that it will not again sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors, as they were in fiscal 1997. In such event, the price of the Company's Common Stock may be materially adversely affected.


CYCLICALITY OF SEMICONDUCTOR INDUSTRY

     The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors and companies which specialize in contract packaging and/or testing of semiconductors, including manufacturers and contractors that are opening new or expanding existing fabrication facilities, or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically and recently, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The Company has in the past experienced shipment delays, delays in commitments and purchase order restructurings by several of its customers and anticipates that this may continue to occur in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales or rate of growth. Through the first three quarters of 1997, the Company's net sales, gross margins and net income were significantly below the net sales, gross margins and net income, respectively, of the comparable prior year's quarterly results. In the fourth quarter of 1997, the Company's net sales and net income were significantly above the net sales and net income of the fourth quarter of 1996; however there can be no assurance that they will continue to exceed prior year amounts in future quarters. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future. Company net sales to the Asia Pacific region accounted for approximately 66%, 58%, and 45% of total net sales in fiscal 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations, there can be no assurance that it will not in the future.

MANAGEMENT OF FLUCTUATIONS IN OPERATING RESULTS

     The Company has over the last several years experienced significant fluctuations in its operating results. Since 1993, the Company has overall significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the March 1995 acquisition of EPRO, the Company's establishment of a joint venture with Innotech, Inc., the Company's acquisition in July 1997 of the assets and certain liabilities of Test Systems Strategies, Inc. ("TSSI") and the Company's acquisition in August 1997 of a software product line from Zycad Corporation ("Zycad"). However, the Company has during certain historical periods, particularly in the last fiscal year, experienced revenue declines and reductions in its operations.

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

EXPANSION OF OPERATIONS

     Currently, the Company is devoting and will continue to devote significant resources to the development of new products and technologies. During 1998, the Company will conduct evaluations of these new products and will continue to invest significant additional resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to begin production of these products and to provide the marketing, administration and after-sales service and support, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory and warranty reserve requirements and the creation of after-sales service and support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected. There can be no assurance that net sales will increase or remain at recent levels or that any new products will be successfully commercialized.

LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS

     Certain components, subassemblies and services necessary for the manufacture of the Company's testers are obtained from a limited group of suppliers. The Company does not maintain long-term supply agreements with most of its vendors and purchases most of its components and subassemblies through individual purchase orders. The manufacture of certain of the Company's components and subassemblies is an extremely complex process. The Company also relies on outside vendors to manufacture certain components and subassemblies and to provide certain services. The Company has recently experienced and continues to experience significant reliability, quality and timeliness problems with several critical components. In addition, the Company and certain of its subcontractors periodically experience significant shortages and delays in delivery of various components and subassemblies. There can be no assurance that these or other problems will not continue to occur in the future with these or the Company's other suppliers or outside subcontractors. The Company's reliance on a limited group of suppliers and the Company's reliance on outside subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies has delayed and could continue to delay shipments of the Company's systems and could have a material adverse effect on the Company's business, financial condition or results of operations. Any continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could have a material adverse effect on the Company's business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and could allow competitors to penetrate such customer accounts. There can be no assurance that the Company's internal manufacturing capacity and that of its suppliers and subcontractors will be sufficient to meet customer requirements.

HIGHLY COMPETITIVE INDUSTRY

     The automatic test equipment ("ATE") industry is intensely competitive. Because of the substantial investment required to develop test application software and interfaces, the Company believes that once a semiconductor manufacturer has selected a particular ATE vendor's tester, the semiconductor manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. The inability of the Company to penetrate any large ATE customer or achieve significant sales to any ATE customer could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Many of the Company's competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to certain products currently offered by the Company. The Company believes that if the ATE industry continues to consolidate through strategic alliances or acquisitions, the Company will continue to face significant additional competition from larger competitors that may offer more complete product lines and services than the Company. The Company's competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by the Company's competitors could continue to cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could continue to lead to intensified price-based competition, which could materially adversely affect the Company's business, financial condition or results of operations. The Company has experienced and continues to experience significant price competition in the sale of all of its testers. In addition, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressures typically become more intense as the Company has experienced with sales of its older products. The Company believes that to be competitive, it must continue to expend significant financial resources in order to, among other items, invest in new product development and enhancements and to maintain customer service and support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

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

     Significant delays can occur between a system's introduction and the commencement by the Company of volume production of such system. The Company has in the past experienced and continues to experience significant delays in the introduction, volume production and sales of its systems and related feature enhancements, including new models within the digital, mixed-signal and non-volatile memory product lines, due to technical, manufacturing, parts shortages, component reliability and other difficulties and may continue to experience similar delays in the future. As a result, certain of the Company's significant customers have experienced significant delays in receiving and using certain of the Company's testers in production. There can be no assurance that these or additional difficulties will not continue to arise in the future with respect to the Company's systems or that such delays will not materially adversely affect customer relationships and future sales. Moreover, there can be no assurance that the Company will not encounter these or other difficulties that could delay future introductions or volume production or sales of its systems or enhancements and related software tools. The Company has incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of its testers and to increase feature sets. If the Company's systems continue to have reliability, quality or other problems, or the market perceives certain of the Company's products to be feature deficient, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other items, could result. The Company's failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for the Company to sell testers to that manufacturer for a number of years. The Company believes that the continued acceptance, volume production, timely delivery and customer satisfaction of its newer digital, mixed signal and non-volatile memory testers are of critical importance to its future financial results. As a result, an inability to correct any technical, reliability, parts shortages or other difficulties associated with the Company's systems or to manufacture and ship the Company's systems on a timely basis to meet customer requirements could damage relationships with current and prospective customers and would materially adversely affect the Company's business, financial condition or results of operations.

CUSTOMER CONCENTRATION; LENGTHY SALES CYCLE

     One customer (a distributor) accounted for 30%, 25% and 17% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. Another customer accounted for 11% of net sales in fiscal 1995. The loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing, or reliability problems with the Company's products, continued slowdowns in the semiconductor industry or in other industries that manufacture products utilizing semiconductors could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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


ACQUISITIONS

     The Company has developed in significant part through mergers and acquisitions of other companies and businesses. Prior to its initial public offering in 1993, the Company acquired two companies and the semiconductor test division of Tektronix, Inc. In 1995, the Company acquired EPRO, a memory tester company. In July 1997, the Company acquired the assets and assumed certain liabilities of TSSI and, in August 1997, acquired the fault simulation and test program development products from Zycad. The Company intends in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. Any future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition or results of operations. The Company's charge for in-process research and development for the TSSI asset acquisition accounted for the Company's net loss for the third quarter of 1997. In addition, acquisitions involve numerous other risks, including difficulties in the assimilation of the operations, personnel, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and will continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

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

     Recently, the Company has experienced an increased level of employee turnover. The Company believes that this increase is due to several factors, including the recent semiconductor industry slowdown; an expanding economy within the geographic area where the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of full vesting of options granted prior to the Company's initial public offering and recent decline in the Company's stock price. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could materially adversely impact the Company's business, financial condition and results of operations.

INTERNATIONAL SALES

     International sales accounted for approximately 70%, 67% and 55% of total net sales for fiscal years 1997, 1996 and 1995, respectively. As a result, the Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations. Company net sales to the Asia Pacific region accounted for approximately 66%, 58%, and 45% of total net sales in fiscal 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products, the availability and supply of product components to the Company, and ultimately the Company's consolidated results of operations. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations, there can be no assurance that it will not in the future.

IMPORTANCE OF JAPANESE MARKET

     To date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company may be at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is important to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, the Company entered into a joint venture agreement with Innotech Corporation, a local distributor of products in 1997, and set up a local subsidiary in Japan. The Company believes that Innotech is an important element of its strategy to increase its presence in Japan. If Innotech is not successful in selling such systems or such relationship is terminated, the Company's strategy to increase product sales into the Japanese market would be adversely affected. In addition, in recent years, Japanese semiconductor manufacturers substantially reduced their level of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment. There can be no assurance, however, that the Company will be able to achieve significant sales to, or will be able to compete successfully in, the Japanese semiconductor market segment.

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

     The European patent application relating to one of the proprietary CMOS stabilization methods owned by the Company was abandoned by the prior owner after the European patent examiner cited prior art. This prior art was not referenced in the corresponding United States patent application. Based upon its review to date of the cited prior art and the European examiner's objections, and in part upon the advice of outside patent counsel to the Company, the Company believes that such prior art is unlikely to affect the validity or scope of the claims of the United States issued patent.

     This prior art may, however, render invalid or significantly narrow the scope of certain claims set forth in the United States patent covering the Company's other proprietary CMOS stabilization method. The European examiner referred to this prior art in the corresponding European patent application. The European application was approved, but with narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based in part upon the advice of outside patent counsel, and on the Company's review of its current products, the Company believes that this patent will continue to be valuable to the Company in preventing imitation of the Company's products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid as a result of other alleged prior art. The Company believes, based in part upon the advice of outside patent counsel, that the prior art alleged by the third party is less relevant than the prior art referenced by the European examiner. However, there can be no assurance that any of the aforementioned prior art or other prior art will not be successfully asserted and used to invalidate or narrow the scope of any claim of the United States patents or any other patents or other patent applications of the Company.

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


FUTURE CAPITAL NEEDS

     The development and manufacture of new ATE systems and enhancements are highly capital intensive. In order to be competitive, the Company must make significant investments in capital equipment, expansion of operations, systems, procedures and controls, research and development and worldwide training, customer service and support, among many other items. The Company expects that cash on hand and cash equivalents, including restricted cash, short-term investments, funds available under its bank line of credit, anticipated cash flow from operations and equipment lease arrangements will satisfy its financing requirements for at least the next 12 months.


YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, in fewer than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem of any of the Company, its customers, or its suppliers could result in a material adverse effect on the Company's business, financial condition, and results of operations.

VOLATILITY OF STOCK PRICE

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales of the Company's Common Stock into the marketplace, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1997, the price of the Company's Common Stock has ranged from a high of $55.00 to a low of $13.75. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

LEVERAGE

     In connection with the sale of Convertible Subordinated Notes due 2002 in September 1997, the Company incurred $115 million of indebtedness which resulted in a ratio of long-term debt to total capitalization at October 31, 1997 of approximately 36%. As a result of this indebtedness, the Company's principal and interest obligations has increased substantially. The degree to which the Company is leveraged could materially adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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


ITEM 2.   PROPERTIES

     The Company maintains its corporate headquarters in Fremont, California. This leased facility, totaling 104,400 square feet, contains corporate administration, sales, engineering, local customer support and memory products manufacturing. The lease on this facility expires in June 2004. The Company's digital and mixed signal manufacturing facilities, as well as additional sales, engineering and customer support functions, are located in Beaverton, Oregon. The lease covering this 90,000 square foot facility expires in November 2002. An additional 42,000 square foot building houses Beaverton, Oregon sales and service groups under a lease expiring in February 2001. The Company's software business is located in a 22,000 square foot building in Beaverton Oregon and a 14,000 square foot building in Fremont, California. The leases on these two buildings expire in August 2002 and November 1999, respectively. In December 1997, the Company leased an additional 35,000 square feet of space in Fremont, California which will be used primarily for sales and service. The lease on this building expires in March 2006. The Company maintains 15 sales and service offices in the United States. The Company believes that its existing facilities are adequate to meet its current and foreseeable requirements and that suitable additional or substitute space will be available as needed.


ITEM 3.   LEGAL PROCEEDINGS

     The Company's litigation matters with Megatest and Teradyne have been resolved.

     The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

                      EXECUTIVE OFFICERS AND KEY EMPLOYEES


     The executive officers and key employees of the Company, and their ages and positions as of December 15, 1997, are as follows:


               NAME                      AGE    POSITION
               ----                      ---    --------
Dr. Wilmer R. Bottoms                     54    Chairman and Chief Executive Officer *
David A. Ranhoff                          42    Executive Vice President, Sales and Marketing *
Jerry Bruce                               41    Vice President, Controller, Acting Chief Financial Officer and
                                                Secretary*
Rick Carmichael                           49    Senior Vice President, Corporate Marketing
David K. Cheung                           44    Senior Vice President, Engineering
George W. DeGeer                          51    Senior Vice President, Operations
Robert E. Huston                          56    Vice President, Test Technology
Gary J. Lesmeister                        57    Chief Scientist

*Executive officer


     Dr. Wilmer R. Bottoms has served as Chief Executive Officer since June 1996 and as Chairman of the Board of Directors since July, 1991 and as a member of the Board of Directors of the Company since 1985. Dr. Bottoms served as Senior Vice President of Patricof & Co. Ventures, Inc., from 1984 to June 1996 and prior to his tenure at Patricof & Co. Ventures, Inc., Dr. Bottoms served as President of the Semiconductor Equipment Group at Varian Associates.

     David A. Ranhoff was promoted to Executive Vice President in 1997 after serving as Executive Vice President Sales and Marketing since January 1997, and had served as Senior Vice President Sales and Marketing from July 1996 to January 1997 and as Senior Vice President, Sales, Marketing and Service from July 1995 to June 1996. Mr. Ranhoff served as Senior Vice President, Sales and Service from August 1993 to July 1995 and as Vice President, Sales from January 1993 to August 1993. He served as Vice President, European Operations from July 1990 to December 1992. From March 1988 to June 1990, Mr. Ranhoff served as Managing Director of European Operations of the Company and as National Sales Manager from July 1985 to March 1988. Prior to joining the Company, Mr. Ranhoff served for eight years in various sales and management positions for GenRad.

     Jerry Bruce has served as Vice President, Controller, Acting Vice President, Chief Financial Officer and Secretary since December 1997, as Vice President, Controller from July 1997 to December 1997, as Vice President, Treasurer from January 1995 to July 1997 and as Vice President, Controller from May 1993 to January 1995. From June 1988 to May 1993, Mr. Bruce held various financial management positions at Silicon Valley Group, Inc. a semiconductor equipment manufacturer. From July 1986 to June 1988, Mr. Bruce served as Chief Financial Officer of CXR Telcom, Inc. a telecommunications test equipment manufacturer. From June 1980 to July 1986, Mr. Bruce held positions of increasing responsibility in the audit practice of Arthur Young & Co.

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

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low stock prices for the last two fiscal years were:


                                                      1997                                        1996
                                    --------------------------------------     -----------------------------------------
Quarter Ended                              High                  Low                  High                    Low
-------------------------------     -----------------     ----------------     -----------------     -------------------
January 31                                     $25.75               $13.75                $41.50                  $17.75
April 30                                        24.25                13.88                 27.50                   15.75
July 31                                         36.63                15.75                 24.50                   10.62
October 31                                      55.00                26.88                 18.25                   12.50

     There were approximately 263 stockholders of record at December 5, 1997. To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future and, under the current bank agreements, such payment would require prior bank approval.



ITEM 6.   SELECTED FINANCIAL DATA


     The comparability of the following selected financial data is affected by a variety of factors and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                          Year ended October 31,
(in thousands, except per share amounts)                                 1997         1996          1995        1994        1993
Consolidated Statement of Income Data:
Net sales                                                                $204,092     $238,788     $176,805    $118,211    $83,058
Operating income                                                           15,063       54,334       43,817      24,208      9,496
Income before taxes                                                        18,230       58,267       46,649      24,939      8,574
Net income                                                                 10,693       37,703       30,354      19,193      6,000
Net income per share                                                        $0.47        $1.72        $1.45       $0.97    $  0.39
Number  of shares used in computing per share amounts                      22,539       21,930       20,984      19,749     15,251
Consolidated Balance Sheet Data:
Working capital                                                          $250,336     $144,623     $126,395    $ 64,101    $30,452
Total assets                                                              358,141      223,042      186,593     103,668     73,355
Long-term debt, less current maturities                                   115,000            -            -         655      1,843
Retained earnings (accumulated deficit)                                    94,722       84,029       46,326      16,604     (2,589)
Stockholders' equity                                                      204,911      189,782      150,286      78,213     41.633
-----------------------------------------------------------------------------------------------------------------------------------

Quarterly 1997
(in thousands, except per share amounts)                                 1/st/        2/nd/         3/rd/*      4/th/
(unaudited)
Net sales                                                                $ 40,261     $ 43,355     $ 51,082    $ 69,394
Gross profit                                                               20,822       24,981       29,444      38,889
Operating income (loss)                                                       585        4,039         (364)     10,803
Income before taxes                                                         1,612        4,913          647      11,058
Net income (loss)                                                           1,054        3,286         (897)      7,250
Net income (loss) per share                                              $   0.05     $   0.15     $  (0.04)   $   0.32
Number  of shares used in computing per share amounts                      22,215       22,265       21,873      22,871

* Includes a $6.0 million pre-tax charge related to acquired in process research and development


Quarterly 1996
(in thousands, except per share amounts)                                 1/st/        2/nd/        3/rd/        4/th/
(unaudited)
Net sales                                                                $ 60,911     $ 66,475     $ 67,200    $ 44,202
Gross profit                                                               36,538       39,944       40,112      25,184
Operating income                                                           15,419       16,437       16,824       5,654
Income before taxes                                                        16,474       17,483       17,813       6,497
Net income                                                                 10,544       11,329       11,542       4,288
Net income per share                                                     $   0.48     $   0.52     $   0.53    $   0.20
Number  of shares used in computing per share amounts                      21,951       21,913       21,925      21,939


In addition to the historical information contained herein, the discussion in this Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 2E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth elsewhere herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Credence was incorporated in California in March 1982 and shipped its first automatic test equipment ("ATE") product in June 1985. The Company reincorporated in Delaware in October 1993. The Company experienced sequential growth in annual net sales from fiscal 1985 through fiscal 1991, followed by a downturn in fiscal 1992 caused by weaknesses in certain sectors of the ATE market and delayed new product introductions. From fiscal 1993 through fiscal 1996, the Company's annual net sales grew sequentially due principally to growth in the semiconductor industry and related capacity expansion by the Company's customers. Toward the end of fiscal 1996 and continuing through fiscal 1997, the Company was materially adversely affected in significant part by a worldwide downturn in demand for semiconductor capital equipment and posted a decline of 15% in net sales and a decline of 73% in net income per share in fiscal 1997 from fiscal 1996. The Company received approximately $78.0 million in net proceeds from its initial, second and third public offerings of its common stock in the first quarter of fiscal 1994, the second quarter of fiscal 1994 and the third quarter of fiscal 1995, respectively. In fiscal 1997, the Company sold $115 million of convertible subordinated notes principally to fund acquisitions and for working capital and other general corporate purposes. In March 1995, EPRO, a California-based manufacturer of memory testers, merged with the Company in a stock-for-stock exchange. The Company accounted for the merger as a pooling of interests, and, accordingly, historical financial information of the Company includes the results of operations of EPRO for all periods presented. In July 1997, the Company, through a subsidiary, Test Systems Strategies, Inc. ("TSSI") acquired certain assets and assumed certain liabilities of Summit Design, Inc. and its wholly owned subsidiary, Test Systems Strategies, Inc, both Oregon corporations for $7.0 million in cash and $0.3 million in assumed liabilities. In August 1997, the Company, again through TSSI purchased for $2.3 million certain assets from Zycad Corporation and one of its subsidiaries, Attest Software, Inc. These two asset purchases were accounted for under the purchase method of accounting and their respective results of operations have been included in the Company's consolidated financial statements from their respective dates of acquisition. Acquired assets and liabilities were recorded at their estimated fair value at the dates of acquisition. The Company expensed $6.0 million of acquired in-process research and development in the third quarter of fiscal 1997 as a result of the Summit Design, Inc. and subsidiary asset acquisition. As a result of the 1997 acquisitions, the Company now offers software products and services which facilitate the generation of test programs that run on semiconductor ATE.

The Company's operating performance from the first quarter of fiscal 1993 through the third quarter of fiscal 1996 produced sequential quarter-to-quarter growth in both net sales and net income. In the fourth quarter of fiscal 1996 net sales decreased 34% from the third quarter of fiscal 1996 and 17% from the fourth quarter of fiscal 1995. The decrease was due primarily to a significant weakness in the ATE market, which materially adversely affected the Company's results of operations and the results of operations of several other companies in the semiconductor capital equipment industry. Net income for the fourth quarter of fiscal 1996 decreased 63% from the third quarter of fiscal 1996 and 55% from the fourth quarter of fiscal 1995. The Company's net sales began to improve in the second quarter of fiscal 1997, with sequential increases in net sales during each of the remaining quarters of the fiscal year. Fourth quarter of fiscal 1997 net sales increased 57% over fourth quarter net sales in fiscal 1996 and indicated a 36% increase over the third quarter of fiscal 1997. The Company experienced a net loss in the third quarter of fiscal 1997 due primarily to the write-off of acquired in-process research and development, but reported a profit in the fourth quarter.

The following discussion should be read in conjunction with the consolidated financial statements, and notes thereto, and discussion of the Company's business, and risk factors affecting its results of operations, included elsewhere in this Annual Report on Form 10-K.

Certain of the statements contained in this Annual Report on Form 10-K are forward-looking statements and involve a number of risks and uncertainties. In addition to the factors discussed herein, among other factors that could continue to cause actual results to differ materially include the following: limited system sales; backlog; changes in market and customer demand; expansion of operations; management of growth; sole or limited sources of supply; reliance on subcontractors; an intensely competitive industry; rapid technological change; dependence on key customers; dependence on key personnel; management changes; international sales; proprietary rights; acquisitions; and need for future capital.

RESULTS OF OPERATIONS

NET SALES. Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts and, in fiscal 1997, limited software sales. Net sales decreased 14.5% to $204.1 million in fiscal 1997 from $238.8 million in fiscal 1996. This decrease was primarily due to the effects of a worldwide downturn in the demand for semiconductor ATE. Net sales in fiscal 1996 increased 35.1% over the $176.8 million recorded in fiscal 1995. This increase was due primarily to increases in system unit sales and, to a lesser extent, higher average selling prices ("ASPs") for certain systems sold. International net sales accounted for approximately 70%, 67% and 55% of total net sales in fiscal 1997, 1996 and 1995, respectively. The Company anticipates that its international business will continue to account for a significant portion of net sales for the foreseeable future. As a result, the Company's international business will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, integration of foreign operations of acquired businesses, difficulties in managing distributors, original equipment manufacturers, foreign subsidiaries and branch operations, foreign exchange rates, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company's net sales to the Asia Pacific region accounted for approximately 66%, 58%, and 45% of total net sales in fiscal 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. In recent months, capital markets in Korea and other areas of Asia have been highly volatile, resulting in significant fluctuation in Asian currencies, business failures, reduced demand for semiconductor equipment and other economic instabilities. These instabilities may continue or worsen, which could materially adversely affect the Company's business, financial condition or results of operations. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations, there can be no assurance that it will not in the future.

GROSS MARGIN. The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, new product introductions, pricing by competitors or suppliers, product and services sales mix, production volume, product reliability, customization and reconfiguration of systems, international and domestic sales mix and field service margins. The Company's gross margin as a percentage of net sales decreased to 55.9% in fiscal 1997 from 59.4% in fiscal 1996 and 60.3% in fiscal 1995. The decreases were due primarily to a significant decrease in revenue shipments beginning in the fourth fiscal quarter of 1996 which resulted in an underutilization of manufacturing capacity, offset partially by decreased expenses resulting from the resizing of certain areas in operations. The fiscal 1997 decrease was also due in part to inventory reserves taken for obsolete items as a result of the Company's introduction of new products and modification and phasing out of older products. There can be no assurance that the Company's gross margin will remain at the recent levels or that recent downward trends will not continue.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of net sales were 18.3%, 14.8% and 14.1%, in fiscal 1997, 1996 and 1995, respectively, reflecting increased expenses and lower net sales from fiscal 1997 to fiscal 1996. Research and development expenses increased to $37.4 million in fiscal 1997 from $35.4 million in fiscal 1996 and $24.9 million in fiscal 1995, reflecting continued investments in the development of new products, as well as enhancements of existing product lines. During fiscal 1997 the Company expensed $6.0 million of in-process research and development resulting from the acquisition of certain assets of Summit Design Inc. and Summit's wholly owned subsidiary, Test Systems Strategies. Inc. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses will increase in absolute dollars in fiscal 1998 as compared to fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $55.7 million in fiscal 1997 from $52.0 million in fiscal 1996 and $38.0 million in 1995, increases of 7.1% and 36.8%, respectively. The increase in fiscal 1997 resulted primarily from marketing costs associated with new product introductions, operating expenses associated with acquisitions made during the year, costs of increasing the Company's global infrastructure such as offices in Southeast Asia, and legal and other expenses for patent litigation that settled in fiscal 1997 and acquisitions. The increase in fiscal 1996 was due primarily to increased sales commissions related to increased product sales and increased employee compensation and expenses related to additional personnel. In fiscal 1996, selling, general and administrative expenses as a percentage of net sales remained flat from fiscal 1995, however in fiscal 1997 they increased over fiscal 1996 due primarily to the reduced net sales. The Company expects selling, general and administrative expenses to increase in absolute dollars in fiscal 1998 compared to fiscal 1997 to provide the infrastructure to support anticipated future growth in the business.

INTEREST INCOME AND INTEREST AND OTHER EXPENSES. The Company generated interest income of $4.8 million, $4.2 million and $3.0 million in fiscal 1997, 1996 and 1995, respectively. The increases from 1995 to 1996 and 1996 to 1997 were due to interest earned on significantly higher cash and short-term investments balances provided by operations and the receipt of proceeds from public offerings and a convertible subordinated notes offering, offset in part by cash used to increase accounts receivable and inventory, as well as for capital expenditures and acquisitions. Interest and other expense increased to $1.6 million in fiscal 1997 from $0.2 million in fiscal 1996 primarily due to the interest expense on the Company's convertible subordinated notes.

INCOME TAX. The effective tax rates of 35% for fiscal 1996 and 1995 were lower than the combined federal and state statutory rates in effect for those years, due primarily to the foreign sales corporation benefits, utilization of tax loss carryforwards and the recognition of certain other deferred tax assets. In fiscal 1997, the Company's effective tax rate increased to 41% primarily due to the recognition of only a portion of the tax benefit associated with the in-process research and development charge. In-process research and development amounts are deductible over an extended period of time, and therefore, a valuation allowance has been established to offset a portion of the resulting deferred tax asset. The Company expects that its effective tax rate to be comparable to its 1996 rate in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used net cash of $9.7 million in fiscal 1997 and provided $31.0 million and $14.7 million in fiscal 1996 and 1995, respectively. The net cash used by operating activities in fiscal 1997 resulted primarily from an increase in restricted cash of $10.0 million (due to commitments to purchase product licenses), and increases in accounts receivable, inventories and prepaid expenses and other current assets of $6.2 million, $16.4 million and $4.2 million, respectively. Partially offsetting these amounts in fiscal 1997 were net income of $10.7 million and additions to depreciation and amortization of $14.0 million. The net cash provided by operating activities in fiscal 1996 and 1995 reflected net income and adjustments for increasing levels of depreciation and amortization, offset primarily by significant increases in inventories and accounts receivable. Investing activities used net cash of $25.1 million, $37.7 million, and $38.0 million in fiscal 1997, 1996 and 1995, respectively. In the last three fiscal years, the Company invested primarily in short-term investments, capital equipment and technologies. Financing activities provided net cash of $118.9 million, $0.8 million and $38.3 million for fiscal 1997, 1996 and 1995, respectively, due primarily to the issuance of $115 million of convertible subordinated notes in 1997 and issuances of the Company's common stock, offset in part by payments on capital lease obligations. As of October 31, 1997, the Company had working capital of approximately $250.3 million, including cash, cash equivalents and short-term investments of $167.8 million, $55.2 million of accounts receivable and $42.1 million of inventories. The growth in accounts receivable is due primarily to the higher sales in the fourth quarter of fiscal 1997 from the fourth quarter of fiscal 1996. Days sales in receivables decreased from 105 at the end of fiscal 1996 to 72 at the end of fiscal 1997 due primarily to aggressive collection efforts, shipment terms (such as letters of credit) which generally have a shorter collection cycle and the increase in the demand for product in fiscal 1997 which resulted in customers paying on a more timely basis. There can be no assurance that such days sales in receivables will remain at or be below the level achieved at the end of fiscal 1997. The Company expects accounts receivable to continue to represent a significant portion of working capital. The growth in inventories in fiscal 1997 is due primarily to increased purchases to meet increasing shipments anticipated during fiscal 1998 and to support the additional products introduced in fiscal 1997. The Company believes that because of the relatively long manufacturing cycles of many of its testers as well as the necessary stocking of materials for new products that are expected to be introduced in fiscal 1998, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may continue to subject the Company to increased risks that could materially adversely affect the Company's business, financial condition and results of operations. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by the Company. In addition, the automatic test equipment industry is highly competitive, and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to the Company's estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such changes could materially adversely affect the Company's business, financial condition and results of operations.

The Company's principal sources of liquidity as of October 31, 1997 consisted of approximately $167.8 million of cash, cash equivalents and short-term investments and $20.0 million available under the Company's unsecured working capital line of credit due to expire on July 24, 1998. As of October 31, 1997, no amounts were outstanding under the line of credit and the Company was in compliance with all financial covenants under the agreement. The development and manufacture of new ATE systems and enhancements are highly capital intensive. In order to be competitive, the Company must make significant investments in capital equipment, operations expansion and research and development. The Company expects that its existing cash balances and short-term investments, together with its current or successor line of credit and anticipated cash flow from operations will satisfy its financing requirements for at least the next twelve months.

COMPANY OUTLOOK

The Company's short-term results of operations weakened significantly in the latter half of fiscal 1996, as it did in general for other companies in the semiconductor capital equipment industry. Delays, deferrals and cancellations in orders for the Company's products in the second half of fiscal 1996 resulted in a 30% decrease in backlog at October 31, 1996, as compared to backlog at October 31, 1995. Results of operations improved subsequent to the first quarter of fiscal 1997 with the fourth quarter net sales up 57% from the fourth quarter of fiscal 1996, and up 36% from the third quarter of 1997. Backlog at October 31, 1997 was $97.5 million, approximately twice the amount it was at the end of the prior fiscal year. There can be no assurance that these trends will continue. In addition, the Company's backlog at the beginning of a quarter typically does not include all orders needed to achieve the Company's sales objectives for that quarter. Orders in backlog are also subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties and cannot be relied on as an indication of future operating results. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend on the Company obtaining orders for systems to be shipped in the same quarter the order is received.

The Company's sales, gross margins and operating results have in the past fluctuated significantly, as experienced in fiscal 1992 due primarily to a downturn caused by weakness in the ATE market and a similar experience in the latter part of fiscal 1996 and the first quarter of fiscal 1997 and will in the future fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause the Company's results to fluctuate include the timing of new product announcements and releases by the Company or its competitors, market acceptance of new products and enhanced versions of the Company's products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by the Company, its competitors, customers or suppliers, manufacturing capacity, the ability to volume produce systems and meet customer requirements, inventory obsolescence, patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components, subassemblies and services, expenses associated with acquisitions and alliances, product discounts, customization and reconfiguration of systems, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, cyclicality or downturns in the semiconductor market and the markets served by the Company's customers, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in this current fiscal year, which will affect its operating results, financial condition and business. The Company's gross margins on system sales have varied significantly, especially in the last twelve months, and will continue to vary significantly based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, reserves, production volume, new product introductions, product reliability, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectable accounts, there can be no assurance that such estimates regarding allowances will be adequate.


The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty. In addition, the need for continued expenditures for research and development, marketing expenses for new products, capital equipment purchases, and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company's net sales goals for the period are not met. The Company has significantly increased its expense levels to support its recent quarterly growth, and there can be no assurance that the Company will maintain or exceed its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. Due to these and additional factors, historical results and percentage relationships discussed in this Annual Report on Form 10-K will not necessarily be indicative of the results of operations for any future period.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the years ended October 31, 1997, 1996, and 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Ernst & Young LLP, Independent Auditors                                                   29

Consolidated Balance Sheets -- October 31, 1997 and 1996                                            30

Consolidated Statements of Income -- Years Ended October 31, 1997, 1996 and 1995                    31

Consolidated Statements of Stockholders' Equity -- Years Ended October 31, 1997, 1996 and 1995      32

Consolidated Statements of Cash Flows -- Years Ended October 31, 1997, 1996 and 1995                33

Notes to Consolidated Financial Statements                                                          34

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
CREDENCE SYSTEMS CORPORATION

     We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         /s/  ERNST & YOUNG LLP



San Jose, California
November 26, 1997

                          CREDENCE SYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           OCTOBER 31,
                                                                                           -----------
                                                                                          1997      1996
                                                                                        --------  --------
ASSETS
Current assets:
       Cash and cash equivalents                                                        $132,761  $ 48,649
       Restricted cash                                                                    10,002         -
       Short-term investments                                                             35,013    37,643
       Accounts receivable, net of allowance for doubtful accounts
          of $1,763 and $1,781 in 1997 and 1996, respectively                             55,246    49,025
       Inventories                                                                        42,125    35,721
       Deferred income taxes                                                               5,853     3,939
       Prepaid expenses and other current assets                                           7,148     2,906
--------------------------------------------------------------------------------------  --------  --------
          Total current assets                                                           288,148   177,883
Long-term investments                                                                      8,561     4,284
Property and equipment, net                                                               43,050    32,764
Other assets, net of accumulated amortization of $5,043 and $4,594 in
       1997 and 1996, respectively                                                        18,382     8,111
       -------------------------------------------------------------------------------  --------  --------
                                                                                        $358,141  $223,042
--------------------------------------------------------------------------------------  --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                 $ 13,182  $ 13,842
       Accrued payroll and related liabilities                                             6,061     7,064
       Accrued distributor commissions                                                     3,174     3,054
       Accrued warranty                                                                    3,277     2,358
       Deferred revenue                                                                    2,748     1,565
       Other accrued liabilities                                                           5,086     3,788
       Income taxes payable                                                                4,284     1,589
--------------------------------------------------------------------------------------  --------  --------
          Total current liabilities                                                       37,812    33,260
Convertible subordinated notes                                                           115,000         -
Commitments and contingencies
Minority interest                                                                            418         -

Stockholders' equity:
       Preferred stock:
          Authorized shares -- 1,000,000 ($0.001 par value); no shares issued                  -         -
       Common stock:
          Authorized shares -- 40,000,000 ($0.001 par value)
          Issued and outstanding shares -- 21,981,005 in 1997 and 21,642,936 in 1996          22        22
          Additional paid-in capital                                                     110,167   105,731
       Retained earnings                                                                  94,722    84,029
       -------------------------------------------------------------------------------  --------  --------
          Total stockholders' equity                                                     204,911   189,782
          ----------------------------------------------------------------------------  --------  --------
                                                                                        $358,141  $223,042
--------------------------------------------------------------------------------------  --------  --------

                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED OCTOBER 31,
                                                       ----------------------------

                                                         1997      1996      1995
                                                       --------  --------  --------
Net sales:
       Systems and upgrades                            $186,264  $221,096  $160,030
       Service, spare parts and software                 17,828    17,692    16,775
-----------------------------------------------------  --------  --------  --------
          Total net sales                               204,092   238,788   176,805
Cost of goods sold                                       89,956    97,010    70,121
-----------------------------------------------------  --------  --------  --------
Gross margin                                            114,136   141,778   106,684
Operating expenses:
       Research and development                          37,350    35,442    24,859
       Selling, general and administrative               55,701    52,002    38,008
       Acquired in-process research and development       6,022         -         -
-----------------------------------------------------  --------  --------  --------
       Total operating expenses                          99,073    87,444    62,867
-----------------------------------------------------  --------  --------  --------
Operating income                                         15,063    54,334    43,817
Interest income                                           4,769     4,155     2,979
Interest and other expenses, net                          1,602       222       147
-----------------------------------------------------  --------  --------  --------
Income before income taxes and minority interest         18,230    58,267    46,649
Income taxes                                              7,531    20,564    16,295
-----------------------------------------------------  --------  --------  --------
Income before minority interest                          10,699    37,703    30,354
Minority interest                                             6         -         -
-----------------------------------------------------  --------  --------  --------
Net income                                             $ 10,693  $ 37,703  $ 30,354
-----------------------------------------------------  --------  --------  --------
Net income per share                                   $   0.47  $   1.72  $   1.45
-----------------------------------------------------  --------  --------  --------

Number of shares used in computing per share amount      22,539    21,930    20,984
-----------------------------------------------------  --------  --------  --------

                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             Additional                    Total
                                                       Common     Stock        Paid-in       Retained   Stockholders'
--------------------------------------------------------------------------------------------------------------------
                                                       Shares     Amount       Capital       Earnings      Equity
Balance at October 31, 1994                              19,338    $     13      $ 61,596   $ 16,604   $ 78,213
Adjustment for three-for-two stock split                      -           6            (6)         -          -
Issuance of common stock on exercise of options
       under incentive stock option plans                   591           1           788          -        789
Issuance of common stock in third public
       offering, net of issuance costs                    1,425           1        37,945          -     37,946
Issuance of common stock under employee stock
       purchase plan                                         67           -           734          -        734
Income tax benefit from stock option exercises                -           -         2,882          -      2,882
EPRO fiscal year conversion                                   -           -             -       (632)      (632)
Net income                                                    -           -             -     30,354     30,354
-----------------------------------------------------------------------------------------------------------------
Balance at October 31, 1995                              21,421          21       103,939     46,326    150,286
Issuance of common stock on exercise of options
       under incentive stock option plans                   133           1           243          -        244
Issuance of common stock under employee stock
       purchase plan                                         89           -         1,232          -      1,232
Income tax benefit from stock option exercises                -           -           317          -        317
Net income                                                    -           -             -     37,703     37,703
-----------------------------------------------------------------------------------------------------------------
Balance at October 31, 1996                              21,643          22       105,731     84,029    189,782
Issuance of common stock on exercise of options
       under incentive stock option plans                   226           -         1,971          -      1,971
Issuance of common stock under employee stock
       purchase plan                                        112           -         1,564          -      1,564
Income tax benefit from stock option exercises                -           -           901          -        901
Net income                                                    -           -             -     10,693     10,693
-----------------------------------------------------------------------------------------------------------------
 Balance at October 31, 1997                             21,981    $     22      $110,167   $ 94,722   $204,911
-----------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED OCTOBER 31,
                                                                     -----------------------------
                                                                       1997       1996       1995
INCREASE IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES
Net income                                                           $ 10,693   $ 37,703   $ 30,354
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                   13,984     11,485      6,326
       EPRO fiscal year conversion                                          -          -       (632)
       Deferred taxes                                                  (3,432)     1,039     (1,744)
       (Gain) loss on disposal of property and equipment                  430       (123)      (253)
       Minority interest                                                    6          -          -
       Changes in operating assets and liabilities:
          Restricted cash                                             (10,002)         -          -
          Accounts receivable                                          (6,221)    (4,976)   (17,537)
          Inventories                                                 (16,440)   (13,339)   (13,654)
          Prepaid expenses and other current assets                    (4,242)     1,303     (3,018)
          Accounts payable                                               (660)     2,571      6,193
          Accrued liabilities                                           2,517     (1,852)     5,222
          Income taxes payable                                          3,654     (2,794)     3,490
------------------------------------------------------------------   --------   --------   --------
              Net cash provided (used in) by operating activities      (9,713)    31,017     14,747
INVESTING ACTIVITIES
Purchases of available-for-sale securities                            (68,983)   (80,028)   (17,524)
Purchases of held-to-maturity securities                                    -          -    (32,570)
Proceeds from maturity of available-for-sale securities                56,663     55,625          -
Proceeds from the sale of available-for-sale securities                10,673          -          -
Proceeds from the maturity of held-to-maturity securities                   -     11,521     25,691
Acquisition of property and equipment                                 (16,223)   (24,689)   (11,280)
Other assets                                                           (9,201)    (4,209)    (2,925)
Proceeds from sale of assets                                            2,007      4,057        600
------------------------------------------------------------------   --------   --------   --------
              Net cash used in investing activities                   (25,064)   (37,723)   (38,008)
FINANCING ACTIVITIES
Principal payments under capital lease obligations                          -       (655)    (1,172)
Issuance of common stock, net of repurchases                            3,477      1,476     40,398
Issuance of  5  1/4% convertible subordinated notes                   115,000          -          -
Payment of expenses related to the Company's public offering                -          -       (928)
Contributions from minority interests                                     412          -          -
------------------------------------------------------------------   --------   --------   --------
              Net cash provided by financing activities               118,889        821     38,298
------------------------------------------------------------------   --------   --------   --------
Net increase (decrease) in cash and cash equivalents                   84,112     (5,885)    15,037
Cash and cash equivalents at beginning of the period                   48,649     54,534     39,497
------------------------------------------------------------------   --------   --------   --------
 Cash and cash equivalents at end of the period                      $132,761   $ 48,649   $ 54,534
------------------------------------------------------------------   --------   --------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                        $      1   $     48   $    124
Income taxes paid                                                    $  7,443   $ 22,319   $ 14,017
NONCASH ACTIVITIES:
Net transfers of inventory to property and equipment                 $ 10,036   $  3,505   $    712

                            See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

   Credence Systems Corporation ("Credence" or the "Company") was incorporated under the laws of the State of California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of automatic test equipment used in the production of semiconductors. As a result of acquisitions made during fiscal 1997, Credence is also involved in the design, development, sale and service of software enabling the development of customer test programs used by automatic test equipment. The Company has a subsidiary in Japan engaged in sales, marketing and service of the Company's products and a subsidiary in Korea engaged in service of the Company's products. Also, the Company has a joint venture with Innotech Corporation in Japan engaged in the customization, development and manufacture of product for sale by both companies. The joint venture is 50.1% owned by the Company and is consolidated in the financial statements. The operations of and net investment in foreign subsidiaries are not material.


BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.


REVENUE RECOGNITION

   Revenue and related warranty expenses are recognized upon product shipment. Net sales consist of product sales less discounts and estimated allowances. A provision for the estimated costs to enhance the functionality and reliability of the installed base is recorded when such requirements become known. Revenues from service contracts are recognized ratably over the contract period. Revenue from software sales commencing in fiscal 1997 is generally recognized upon shipment of the software provided that no vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued on shipment of the related software.


CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

   For purposes of cash flow reporting, the Company considers all highly liquid investments with minimum yield risks and original maturity dates of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government Agencies, bank certificates of deposit, and bankers acceptances carried at cost that approximates market.

   Management classifies investments as trading, available-for-sale or held-to-maturity at the time of purchase and periodically reevaluates such classification. There were no securities classified as trading as of October 31, 1997 or 1996. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. There were no securities classified as held-to-maturity as of October 31, 1997 or 1996. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

   The fair market value of cash equivalents and short-term and long-term investments is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

October 31,                                                             1997      1996
Money market                                                          $ 20,866   $17,284
Commercial paper                                                        73,277    16,404
Variable rate preferred stock                                           25,000         -
Auction preferred stock                                                  5,000         -
Obligations of U.S. Government Agencies                                  1,978         -
Certificates of deposit                                                      -     8,452
Other debt securities                                                    7,614         -
-------------------------------------------------------------------   --------   -------
      Cash equivalents                                                 133,735    42,140
Cash                                                                      (974)    6,509
-------------------------------------------------------------------   --------   -------
      Cash and cash equivalents                                       $132,761   $48,649
-------------------------------------------------------------------   --------   -------

   The short-term investments mature in less than one year. All long-term investments have maturities of one to two years. At October 31, 1997 and 1996 these investments are classified as available-for-sale and are categorized as follows (in thousands):

October 31,                                                    1997     1996
Commercial paper and medium term notes                        $18,225  $15,067
Treasury notes and obligations of U.S. Government Agencies      4,985   11,847
Certificates of deposit                                         7,997    9,744
Banker's acceptances                                                -      985
Other debt securities                                           3,806        -
------------------------------------------------------------  -------  -------
       Short-term investments                                  35,013   37,643
       Long-term investments                                    8,561    4,284
------------------------------------------------------------  -------  -------
                                                              $43,574  $41,927
------------------------------------------------------------  -------  -------

RESTRICTED CASH

Restricted cash represents cash in escrow related to the remaining purchase commitments by the Company under an agreement with Summit Design, Inc. to purchase product licenses of approximately $16 million through 1999.


INVENTORIES

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

October 31,                                  1997     1996
Raw materials                               $24,862  $20,482
Work-in-process                              14,173   10,222
Finished goods                                3,090    5,017
------------------------------------------  -------  -------
                                            $42,125  $35,721
------------------------------------------  -------  -------

PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of three to five years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Property and equipment consists of the following (in thousands):

October 31,                       1997     1996
Machinery and equipment          $47,646  $29,845
Leasehold improvements             8,248    7,780
Furniture and fixtures             5,039    4,699
Spare parts                       17,026   20,169
-------------------------------  -------  -------
                                  77,959   62,493
Less accumulated depreciation
       and amortization           34,909   29,729
-------------------------------  -------  -------
 Net property and equipment      $43,050  $32,764
-------------------------------  -------  -------

Other assets consist primarily of purchased technologies and related rights which are amortized using the straight-line method over the assets estimated useful lives of three to five years. Accumulated amortization associated with intangible assets is approximately $5,043,000 and $4,594,000 at October 31, 1997 and 1996, respectively.

In 1995, the Financial Accounting Standards Board (FASB) released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 on November 1, 1996. Adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.


NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common stock and common stock equivalent shares outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. The Company's convertible subordinated notes are not common stock equivalents and, accordingly, were excluded from the calculation of net income per share.

     In 1997, the FASB released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which is required to be adopted in the Company's quarter ended January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating net income per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share. The Company's earnings per share as calculated according to SFAS 128 would have been as follows:

                                         1997   1996   1995

Basic                                    $0.49  $1.76  $1.51
Diluted                                  $0.47  $1.72  $1.45


RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the FASB released Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 130 is not expected to have a material impact on the Company's consolidated financial statements.

   In June 1997, the FASB released Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will require disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenue is derived.

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


CONCENTRATIONS OF OTHER RISKS

   The semiconductor industry has historically been cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by the Company. Differences between the Company's forecast of market demand for its products and actual demand could have a material effect on the financial statements. In addition, the automatic test equipment industry is highly competitive, and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to the Company's estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such changes could materially adversely affect the Company's business, financial condition and results of operations.

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


NOTE 2
MERGER WITH EPRO

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

   EPRO had a calendar year and, in order to conform EPRO's year end to Credence's fiscal year end, the consolidated statement of operations for fiscal 1995 includes two months (November and December 1994) for EPRO that are also included in the consolidated statement of income for the fiscal year ended October 31, 1994. Accordingly, an adjustment was made in fiscal 1995 to retained earnings for the duplication of net income of $632,000 for such two-month period. Other results of operations for such two-month period of EPRO include net sales of $2,896,000, income before taxes of $1,100,000, and income tax expense of $468,000.


NOTE 3
ACQUISITION OF THE TEST DEVELOPMENT SYSTEMS PRODUCT LINE OF TEST SYSTEMS STRATEGIES, INC. AND SUMMIT DESIGN, INC.

     In July 1997, the Company, through a subsidiary, Test Systems Strategies, Inc., a Delaware corporation ("TSSI"), acquired certain assets and assumed certain liabilities from Summit Design, Inc. and its wholly owned subsidiary, Test Systems Strategies, Inc., an Oregon corporation, including the test development series software products ("TDS") and TSSI trademark of Test Systems Strategies, Inc, the Oregon corporation. TDS includes tools designed to convert gate-level simulation data from electronic design automation simulators to programs that operate on targeted automatic test equipment ("ATE") for testing integrated circuits characterized by the gate-level simulation data. TDS facilitates simulation analysis, stimulus generation, simulation rules checking, tester resource checking, ATE test program generation, and test program conversion. The consolidated financial statements reflect the impact of TDS operations subsequent to the acquisition date.

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


NOTE 4
TRANSACTION WITH ZYCAD CORPORATION

In August 1997, the Company through a subsidiary, Test Systems Strategies, Inc. purchased from Zycad Corporation ("Zycad") and one of its subsidiaries, Attest Software, Inc. certain assets, including the TDX software product line ("TDX"). TDX consists of software products that speed the development of ATE test programs to aid in ensuring the integrity of integrated circuit designs prior to incurring the expense of wafer fabrication.

The purchase price consisted of a cash payment to Zycad of $2,250,000. Acquired assets were recorded at their estimated fair market value at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets acquired based on valuations. Amounts allocated to developed technology, $2.0 million, workforce in place, $0.1 million, and fixed assets, $0.1 million are being amortized on a straight line basis over periods of five, three and five years respectively.


NOTE 5
CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DATA

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, restricted cash, short-term and long-term investments and trade receivables. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the balance sheet.

The Company and its subsidiaries operate in two industry segments; the design, development, manufacture, sale and service of automatic test equipment used in the production of semiconductors, and, as a result of acquisitions made in fiscal 1997, the design, development, sale and service of software assisting the development of test programs used by automatic test equipment. Revenues from software were not material to the Company's operations in fiscal 1997.

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

Export sales, which are denominated in U.S. dollars, represent sales to the Company's customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

Year ended October 31,    1997   1996   1995

Domestic                    30%    33%    45%
Asia Pacific                66     58     45
Europe                       4      9     10
------------------------  ----   ----   ----
Total sales                100%   100%   100%
------------------------  ----   ----   ----

One customer (a distributor) accounted for 30%, 25% and 17% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. Another customer accounted for 11% of net sales in fiscal 1995. The Company's major distributor sells product into one country in Asia. This subjects a significant portion of the Company's receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could have a material impact on the Company's business, financial condition or results of operations.


NOTE 6
BANK CREDIT LINE

The Company has a $20,000,000 unsecured bank line of credit, with interest at the bank's prime rate (8.50% at October 31, 1997) which expires July 24, 1998. This line supports the issuance of letters of credit and foreign exchange contracts. At October 31, 1997, the Company had no borrowings outstanding under this line of credit. Borrowings under the line of credit are subject to the Company's ability to meet certain financial covenants and require the Company to obtain certain bank approvals for the payment of dividends. The Company was in compliance with all financial covenants at October 31, 1997. There were no foreign exchange contracts outstanding at October 31, 1997 or 1996.


NOTE 7
LEASE OBLIGATIONS AND OTHER COMMITMENTS

The Company entered into operating leases for test and other equipment totaling approximately $0.9 million and $3.3 million in fiscal 1997 and 1996, respectively. These leases call for monthly rental payments for three years from the inception of each lease, and contain multiple end-of-lease options including: 1) renewal of the lease; 2) purchase of the equipment at predetermined or fair market values; or 3) return of the equipment to the lessor.

The Company leases its facilities under operating leases that expire periodically through 2004.

The approximate future minimum lease payments under operating leases for facilities and equipment at October 31, 1997 are as follows (in thousands):

               Lease
              Payments

1998           $ 3,656
1999             3,218
2000             2,392
2001             2,003
2002             1,813
Thereafter       1,548
------------   -------
               $14,630
               -------

Rent expense was approximately $4,147,000, $4,132,000 and $1,936,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

The Company has an agreement with a distributor whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the distributor to the bank. Under this agreement, the distributor agreed to grant to the Company a security interest to secure the obligations of the distributor as a result of any payments by the Company pursuant to the guaranty. At October 31, 1997, the maximum allowable debt of the distributor subject to this guaranty was $1,000,000 and the amount outstanding was $1,000,000.

In May 1997, the Company entered into an agreement with Summit Design, Inc. (Summit) for the Company to purchase approximately $16 million of Summit's Visual Testbench (VTB) product licenses through 1999. The $10.0 million of restricted cash on the consolidated balance sheet relates to cash in escrow for amounts yet to be purchased under this agreement.

NOTE 8
CONVERTIBLE SUBORDINATED NOTES

In September 1997, the Company sold $115 million of 5 1/4% convertible subordinated notes (the "Notes") due 2002 through a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. The Notes do not provide for a sinking fund and are redeemable at the option of the Company, in whole or in part, at any time on or after September 20, 2000 at certain redemption prices. Interest is payable semiannually on March 15 and September 15, commencing March 15, 1998. The Notes are convertible into common stock of the Company at a conversion price of $69.15 per share. Expenses of $3.3 million associated with the offering have been deferred and included in other assets. Such expenses are being amortized to interest expense over the term of the Notes. In November 1997, the Company filed a Registration Statement with the Securities and Exchange Commission under Form S-3 to permit public secondary trading of the Notes, and, upon conversion, the underlying common stock. Such registration statement was declared effective in December 1997. As of October 31, 1997, the fair value of the Notes based on quotes from a major brokerage firm was approximately $97.2 million.


NOTE 9
STOCKHOLDERS' EQUITY

STOCK OPTION PLANS AND STOCK PURCHASE PLAN

The Company grants options to employees and members of the Board of Directors under the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan is divided into two separate components: (i) the Discretionary Option Grant Program and
(ii) the Automatic Option Grant Program. Options granted under the Discretionary Option Grant Program will have an exercise price equal to 100% of the fair market value of such shares on the date of grant, a maximum term of ten years and are exercisable over a vesting period, generally four to five years. Under the Automatic Option Grant Program, options are granted automatically at periodic intervals to non-employee members of the Board at an exercise price equal to 100% of the fair market value of the option shares on the date of grant and a maximum term of ten years.

In 1997, the Company's subsidiary, TSSI, adopted a 1997 Stock Option Plan (the "TSSI Plan") under which incentive stock options to purchase TSSI common stock could be granted to employees, non-employee members of the Board or the non-employee members of the Board of Directors of any parent or subsidiary, and consultants and other independent advisors who provide services to TSSI (or any parent or subsidiary). Under the TSSI Plan, options to purchase TSSI common stock can be granted at prices no less than 85% of their fair value on the date of grant. Generally, options granted are immediately exercisable and the resulting shares issued to employees under the TSSI Plan are subject to certain repurchase rights by TSSI, at the discretion of TSSI, upon the individual's cessation of service prior to vesting in the shares at the original purchase price. As of October 31, 1997, 851,000 options were granted and exercisable to employees at an exercise price of $0.10. These shares vest over a four year period. Activity under this plan (in thousands, except per share amounts) is as follows:

                                                             Options Outstanding
-------------------------------------------------------------------------------------
                                      Options Available   Number of  Weighted Average
                                          For Grant        Shares     Exercise Price
Balance at October 31, 1996                      -              -            $    -
Initial shares authorized                    2,000              -                 -
Options granted                               (851)           851              0.10
-------------------------------------------------------------------------------------
Balance at October 31, 1997                  1,149            851             $0.10
-------------------------------------------------------------------------------------

TSSI has reserved for issuance approximately 2,000,000 shares of common stock in connection with the TSSI Plan. At October 31,1997, approximately 851,000 shares were exercisable at an aggregate exercise price of $85,100.

The following table summarizes information about options outstanding under the TSSI Plan at October 31, 1997 (option amounts are recorded in thousands except per share amounts):

                                             Options Outstanding             Options Exercisable
                                             -------------------             -------------------
                                                                              Options        Weighted
                     Options        Weighted-Avg.                            Currently       Average
Range of           Outstanding        Remaining         Weighted-Avg.     Exercisable at     Exercise
Exercise Price     at Oct. 31,     Contractual Life    Exercise Price    October 31, 1997     Price
                      1997             (years)
 $0.10              851                 9.90               $0.10                 851           $0.10

These options will expire if not exercised before October 2007.

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which provides eligible employees with the opportunity to acquire shares of the Company's common stock. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. Approximately 114,940, 89,000, and 67,000 shares were acquired pursuant to the plan in 1997, 1996, and 1995 respectively. At October 31, 1997, approximately 214,357 shares were reserved for issuance under the plan.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to October 31, 1995 under the fair value method of SFAS No. 123.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees. The fair value of each option grant is estimated assuming no expected dividends and the following weighted-average assumptions:

                                             1997   1996

          Expected life (years)              3.35   3.19
          Expected stock price volatility    0.65   0.58
          Risk-free interest rate            5.67%  5.64%

The weighted average grant date fair value of options granted during the year were $25.23 and $15.48 for 1997 and 1996 respectively.

The pro forma net income and earnings per share include expense related to the Company's Employee Stock Purchase Plan. The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuances made in 1997 and 1996:

                                             1997   1996

          Expected life (years)              0.50   0.50
          Expected stock price volatility    0.65   0.58
          Risk-free interest rate            5.67%  5.64%

The weighted average fair value of purchase rights granted during the year were $7.49 and $6.82 for 1997 and 1996 respectively.

For pro forma purposes, the estimated fair value of, the Company's stock-based awards to its employees is amortized over the option's vesting period and the Employee Stock Purchase Plan's six month purchase period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                             1997     1996

          Net income as reported            $10,693  $37,703
          Pro forma net income              $ 8,316  $36,547
          Earnings per share as reported    $  0.47  $  1.72
          Pro forma earnings per share      $  0.37  $  1.67

Because SFAS 123 is applicable only to options granted subsequent to October 31, 1995, its pro forma effect will not be fully reflected until fiscal 2000.

A summary of the activity under all plans, excluding the TSSI Plan (in thousands, except per share amounts) is as follows:

----------------------------------------------------------------------------------------------------------------
                                     Options Available      Number of Shares   Price Per Share  Weighted Average
                                        for Grant             Outstanding                        Exercise Price
                                       (Authorized)
Balance at October 31, 1994                   304                  1,231       $ 0.08 - $17.08            $ 3.03
Increase in authorized shares                 749                      -              -                        -
Options granted                              (442)                   442       $ 1.61 - $33.00            $26.11
Options canceled                               41                    (41)      $ 0.54 - $33.00            $11.13
Options exercised                               -                   (591)      $ 0.08 - $17.08            $ 1.33
----------------------------------------------------------------------------------------------------------------
Balance at October 31, 1995                   652                  1,041       $ 0.44 - $33.00            $13.46
Increase in authorized shares                 500                      -
Options granted                            (1,107)                 1,107       $12.75 - $29.00            $15.48
Options canceled                              227                   (227)      $ 0.54 - $33.00            $23.48
Options exercised                               -                   (133)      $ 0.52 - $16.50            $ 1.83
Options expired                                (8)                     -              -                        -
----------------------------------------------------------------------------------------------------------------
Balance at October 31, 1996                   264                  1,788       $ 0.44 - $33.00            $14.29
Increase in authorized shares                 500                      -              -                        -
Options granted                              (408)                   408       $19.00 - $29.50            $25.23
Options canceled                              170                   (170)      $ 1.00 - $33.00            $19.11
Options exercised                               -                   (226)      $ 0.44 - $33.00            $ 9.69
Options expired                                (2)                     -              -                        -
----------------------------------------------------------------------------------------------------------------
Balance at October 31, 1997                   524                  1,800       $ 0.44 - $33.00            $16.90
----------------------------------------------------------------------------------------------------------------

The Company has reserved for issuance approximately 2,324,000 shares of common stock in connection with the stock option plans. At October 31, 1997, approximately 602,000 shares were exercisable at an aggregate exercise price of $7,801,000.

The following table summarizes information about options outstanding and exercisable at October 31, 1997 excluding the TSSI Plan (in thousands except per share amounts).

                                   Options Outstanding                     Options Exercisable
--------------------------------------------------------------------------------------------------
                                                                            Options       Weighted
                       Options         Weighted-Avg.                       Currently      Average
Range of             Outstanding         Remaining      Weighted-Avg.    Exercisable at   Exercise
Exercise Prices    at Oct. 31, 1997  Contractual Life   Exercise Price  October 31, 1997   Price
                                          (years)
--------------------------------------------------------------------------------------------------
$ 0.44 - $12.75                 565              7.32           $ 9.56               298    $ 6.92
$13.25 - $14.63                 500              8.60           $13.40               149    $13.38
$16.25 - $29.50                 635              9.02           $23.98               109    $21.26
$30.00 - $33.00                 100              7.91           $30.81                46    $31.01
--------------------------------------------------------------------------------------------------
$ 0.44 - $33.00               1,800              8.31           $16.90               602    $12.96
--------------------------------------------------------------------------------------------------

These options will expire if not exercised at specific dates from October 2003 to October 2007. Prices for options exercised during the three-year period ending October 31, 1997 ranged from $0.44 to $33.00.


NOTE 10
EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company made its initial contribution to this plan of approximately $441,000 in fiscal 1997.

The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made contributions of $476,000, $3,721,000 and $3,467,000 in fiscal 1997, 1996, and  1995, respectively.


NOTE 11
INCOME TAXES

The tax provision consists of the following (in thousands):

Year Ended October 31,                                             1997     1996      1995
Federal:
   Current                                                        $ 9,062   $16,317  $15,310
   Deferred                                                        (3,059)    1,647   (1,140)
----------------------------------------------------------------  -------   -------  -------
                                                                    6,003    17,964   14,170
State:
   Current                                                          1,818     2,358    2,928
   Deferred                                                          (373)      220     (803)
----------------------------------------------------------------  -------   -------  -------
                                                                    1,445     2,578    2,125
Foreign:
   Current                                                             83        22        -
----------------------------------------------------------------  -------   -------  -------
                                                                  $ 7,531   $20,564  $16,295
----------------------------------------------------------------  -------   -------  -------

Pre-tax income (loss) from foreign operations was approximately $(206,000) in 1997, $56,000 in 1996 and $0 in 1995.

A reconciliation between the Company's effective tax rate (41%, in 1997, 35% in 1996 and 1995) and the U.S. statutory rate is as follows (in thousands):

       Year Ended October 31,           1997      1996      1995

Tax computed at statutory rate         $6,380   $20,394   $16,327
State income tax
       (net of federal benefit)           935     1,687     1,381
Foreign sales corporation benefit        (862)   (1,626)   (1,388)
In-process research and development
          not currently benefited       1,264         -         -
Net operating loss
       carryforward benefit              (141)     (141)     (141)
Research and development credits         (370)        -         -
Other items                               325       250       116
-------------------------------------  ------   -------   -------
                                       $7,531   $20,564   $16,295
-------------------------------------  ------   -------   -------

At October 31, 1997 the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $2,000,000 and $194,000, respectively, which expire in 2003 through 2005. Utilization of the net operating loss carryforwards at October 31, 1997 is limited to approximately $401,000 annually under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of the credit carryforwards is similarly limited.

Significant components of the Company's deferred tax assets are as follows (in thousands):

October 31,                                      1997      1996
Deferred tax assets:
Accounting for inventories                     $ 4,417   $ 3,173
Allowance for doubtful accounts                    884       748
Accruals not currently deductible                2,236     1,621
Net operating loss carryforwards                   703       843
Acquired technology                              2,283         -
Research credit carryforwards                      194       194
---------------------------------------------  -------   -------
       Total deferred tax assets                10,717     6,579
Valuation allowance for deferred tax assets     (2,106)     (897)
---------------------------------------------  -------   -------
                                                 8,611     5,682
Deferred tax liability:
Tax over book depreciation                      (1,239)   (1,742)
Other                                                -         -
---------------------------------------------  -------   -------
       Total deferred tax liability             (1,239)   (1,742)
---------------------------------------------  -------   -------
       Net deferred tax assets                 $ 7,372   $ 3,940
---------------------------------------------  -------   -------

The change in the valuation allowance was a net increase of $1,209,000 in 1997 and a net decrease of $140,000 and $984,000 in 1996 and 1995, respectively.


NOTE 12
CONTINGENCIES

Since 1994, the Company had been involved in a number of lawsuits with Megatest Corporation and Teradyne, Inc. concerning various patent infringement matters. In 1997, the Company's litigation matters with Megatest Corporation and Teradyne, Inc. were settled. There was no impact on the financial statements as a result of this settlement.

The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.


NOTE 13
RELATED PARTY TRANSACTIONS

Bernard V. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. For the years ended October 31, 1997, 1996 and 1995, the Company sold approximately $1,356,000, $7,887,000 and $3,135,000, respectively, of products and services to Xilinx. The amounts receivable from Xilinx were approximately $2,000 and $126,000 at October 31, 1997 and 1996, respectively.

The Company sells products and services to ITH, Inc., a company in which the Company has an investment. For the years ended October 31, 1997 and 1996, sales totaled approximately $6,000 and $2,754,000, respectively. The amounts receivable from ITH, Inc. were approximately $324,000 and $1,865,000 at October 31, 1997 and 1996 respectively. The Company had no transactions with ITH, Inc. in fiscal 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of the Annual Report on Form 10-
     K:

     1. Financial Statements. The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

                                                                        Page
                                                                        ----
          Report of Ernst & Young LLP, Independent Auditors               29
          Consolidated Balance Sheets --
               October 31, 1997 and 1996                                  30
          Consolidated Statements of Income --
               Years Ended October 31, 1997, 1996 and 1995                31
          Consolidated Statements of Stockholders' Equity --
               Years Ended October 31,1997, 1996 and 1995                 32
          Consolidated Statements of Cash Flows --
               Years Ended October 31,1997, 1996 and 1995                 33
          Notes to Consolidated Financial Statements                      34

     2. Financial Statement Schedule. The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1997, 1996 and 1995, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

                                                                        Page
                                                                        ----
          Schedule II -- Valuation and Qualifying Accounts                50

     Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

     3.   Exhibits.  See Exhibit Index on page 51.

(b) Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K. Reports on Form 8-K were filed on September 4, 1997, September 9, 1997 and September 12, 1997.

(c)  See Exhibit Index on page 51.

(d) The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1997, 1996 and 1995, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

                                                                         Page
                                                                         ----
          Schedule II -- Valuation and Qualifying Accounts                 50

     Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 1998.


                                 CREDENCE SYSTEMS CORPORATION
                                 --------------------------------------------
                                         (Registrant)



                                 By: /s/ WILMER R. BOTTOMS
                                     ------------------------------------------
                                     Wilmer R. Bottoms
                                     Chairman of the Board of Directors and
                                     Chief Executive Officer

                                     /s/ JERRY BRUCE
                                     -------------------------------------------
                                     Jerry Bruce
                                     Vice President, Controller, Acting Chief
                                     Financial Officer and Secretary (Principal
                                     Financial and Accounting Officer)

                               POWER OF ATTORNEY
                               -----------------

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wilmer R. Bottoms and Jerry Bruce, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                              TITLE                                       DATE
               ---------                                              -----                                       ----
/s/ WILMER R. BOTTOMS                        Chairman of the Board of Directors and                        January 26, 1998
---------------------------------------      Chief Executive Officer
Wilmer R. Bottoms

/s/ JERRY BRUCE                              Vice President, Controller, Acting Chief Financial            January 26, 1998
---------------------------------------      Officer and Secretary (Principal Financial and
Jerry Bruce                                  Accounting Officer)

/s/ HENK J. EVENHUIS                         Director                                                      January 26, 1998
---------------------------------------
Henk J. Evenhuis

/s/ WILLIAM G. HOWARD, JR.                   Director                                                      January 26, 1998
---------------------------------------
William G. Howard, Jr.

/s/ JOS C. HENKENS                           Director                                                      January 26, 1998
---------------------------------------
Jos C. Henkens

/s/ BERNARD V. VONDERSCHMITT                 Director                                                      January 26, 1998
---------------------------------------
Bernard V. Vonderschmitt

SCHEDULE II

                          CREDENCE SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                          Additions
                                                   Balance at             Charged to                                    Balance at
                                                   Beginning              Costs and                                        End
Description                                         of Year                Expenses              Write-offs              of Year
-----------                                         -------                --------              ----------              -------

Year ended October 31, 1997
   Allowance for doubtful accounts                   $1,781                   $762                   $780                  $1,763

Year ended October 31, 1996
     Allowance for doubtful accounts                 $1,692                   $270                   $181                  $1,781

Year ended October 31, 1995
     Allowance for doubtful accounts                 $1,472                   $360                   $140                  $1,692

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER
----------
  2.1(1)    Agreement and Plan of Merger dated October 5, 1993 between Credence Systems Corporation, a California
            Corporation, and the Company.
  2.2(1)    Asset Purchase Agreement dated December 31, 1990 between Tektronix, Inc. and the Company, including
            Amendment No. 1 to the Asset Purchase Agreement dated December 31, 1990.
  2.3(1)    Technology Agreement between Tektronix, Inc. and the Company dated December 31, 1990.
  2.4(1)    Letter Agreement between Tektronix, Inc. and the Company dated September 30, 1992.
  2.5(1)    Amendment Agreement dated as of August 12, 1993 between Tektronix, Inc. and the Company.
  2.6(1)    1990 Plan of Purchase Price Adjustment Recapitalization.
  2.7(1)    Letter Agreement between Tektronix, Inc. and the Company dated August 11, 1993.
  2.8(11)   Agreement and Plan of Reorganization dated as of February 6, 1994 among the Registrant, Semiconductor
            Test Solutions, Inc., EPRO and the shareholders of EPRO listed therein.
  2.9(18)   Asset Purchase Agreement, dated as of May 19, 1997, among Credence Systems Corporation, Test Systems
            Strategies, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems Corporation, and Test Systems Strategies, Inc. an Oregon Corporation and wholly-owned subsidiary of Summit Design,
            Inc.
  2.10      Asset Purchase Agreement, dated as of August 20, 1997, among Zycad Corporation, a Delaware
            Corporation, its wholly owned subsidiary, Attest Software and Test Systems Strategies, Inc., a
            Delaware Corporation and wholly owned subsidiary of the Company.
  3.1(14)   Amended and Restated Certificate of Incorporation of the Company.
  3.2(1)    Bylaws of the Company.
  4.1(1)    Investor Rights Agreement dated October 15, 1989 by and among the Company and the investors listed therein, including Amendment Agreement to the Investor Rights Agreement dated June 15, 1990, Second
            Amendment Agreement to the Investor Rights Agreement dated September 30, 1992, the Third Amendment
            Agreement to Investor Rights Agreement dated August 8, 1993 and the Fourth Amendment Agreement to
            Investor Rights Agreement dated March 10, 1994.
  4.2(10)   Fifth Amendment Agreement to the Investor Rights Agreement dated May 26, 1995.
  4.3(19)   Purchase Agreement between the Company and Smith Barney, Inc. for purchase of $115,000,000  5 1/4%
            Convertible Subordinated Notes due 2002, dated September 4, 1997.
  4.4(19)   Indenture between the Company and State Street Bank and Trust Company of California, N.A., as Trustee
            dated September 10, 1997.
  4.5(19)   Form of 5 1/4% Convertible Subordinated Note due 2002.
  4.6(19)   Registration Rights Agreement between the Company and Smith Barney, Inc. dated as of September 4, 1997.
 10.1(1)    Form of Indemnification Agreement Between the Company and each of its officers and directors
 10.2(1)    Underwriting Agreement dated October 28, 1993 by and among the Company and the underwriters named therein.
 10.3(4)    Underwriting Agreement dated March 31, 1994 by and among the Company and the underwriters named therein.
 10.4(10)   Underwriting Agreement dated June 14, 1995 by and among the Company and the underwriters named therein.

 EXHIBIT
  NUMBER
----------
 10.5(1)    Industrial Space Lease between Renco Investment Company and the Company dated August 12, 1992 including the First Addendum dated August 14, 1992, Option to renew Lease dated August 14, 1992, First
            Amendment to Lease dated October 22, 1992 and Acceptance Agreement dated November 25, 1992.
 10.6(1)    Indenture (lease agreement) between Pen Nom I Corporation and the Company dated April 3, 1991, including the First Amendment to Lease dated August 16, 1991, the Second Amendment to Lease dated
            December 10, 1991, the Third Amendment to Lease dated August 7, 1992, the Fourth Amendment to Lease dated October 13, 1992 and the Fifth Amendment to Lease dated November 15, 1993.
 10.7(1)    Master Equipment Lease Agreement between the Company and Financing for Science and Industry, Inc.
            dated February 26, 1993.
 10.8(6)    Settlement Agreement between MCT and the Company dated May 9, 1994.
 10.9(7)    Leaseline Agreement between Comdisco and the Company dated July 29, 1994.
 10.10(2)   Indemnification and Security Agreement between Credence Capital Corporation and the Company dated
            October 28, 1994.
 10.11(4)   Stock Transfer Agreement by and among the Company, Richard Cann, Rene Verhaegen and Credence Europa
            Limited dated as of February 28, 1994.
 10.12(4)   Secured Line of Credit Agreement between Credence Europa Limited and the Company dated as of February
            28, 1994.
 10.13(9)   Lease by and between the Company and The Mutual Life Insurance Company of New York dated June 16, 1995.
 10.14(13)  First Amendment to Lease by and between the Company and The Mutual Life Insurance Company of New York
            dated December 29, 1995.
 10.15(14)  Loan and Security Agreement between the Company and Silicon Valley Bank and Comerica Bank-California
            dated April 28, 1995, as amended.
 10.16(12)  Domestic and International Master Agreement for Purchase of Equipment and Product Support between the
            Company and Comdisco, Inc., dated January 31, 1995.
 10.17(13)  Employment Agreement by and between the Company and Elwood H. Spedden dated October 31, 1995.
 10.18(14)  Master Lease Purchase Agreement, Lease Purchase Closing Schedule and Lease Purchase Addendum No. One
            between Metlife Capital Corporation and the Company dated April 30, 1996.
 10.19(15)  Loan Agreement among Silicon Valley Bank, Bank of Hawaii and the Company, dated July 26, 1996.
 10.20(16)  License Agreement between the Company and Kinetix Test Systems, LLC, dated July 31, 1996.
 10.21(16)  Lease Agreement between Petula Associates, Ltd and Koll Portland Associates, dba KBC - Tigard II and
            the Company dated September 12, 1995.
 10.22(16)  Sixth Amendment to Lease by and between the Company and Pen Nom I Corporation dated March 10, 1995.
 10.23(18)* Software OEM License Agreement between the Company, Test Systems Strategies, Inc. and Summit Design,
            Inc. dated May 19, 1997.
 10.24(18)  Joint Venture Agreement dated June 10, 1997, between the Company and Innotech Corporation.
 11.1       Statement of Computation of Net Income per Share.
 21.1       Subsidiaries of the Company.

 EXHIBIT
  NUMBER
----------
 23.1       Consent of Ernst & Young LLP, Independent Auditors.
 24.1       Power of Attorney (reference is made to page 49 of this report).
 27.1       EDGAR Financial Data Schedule.
 99.1(20)   1993 Stock Option Plan
 99.2(20)   Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.
 99.3(20)   Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.
 99.4(20)   Addendum to the Stock Option Agreement (Special Tax Elections).
 99.5(20)   Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).
 99.6(20)   Addendum to the Stock Option Agreement (Change in Control).
 99.7(20)   Addendum to the Stock Option Agreement (Financial Assistance).
 99.8(20)   Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.
 99.9(20)   Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.
 99.10(17)  Employee Stock Purchase Plan
 99.11(8)   Compensation Agreement between the Company and Jos C. Henkens, dated November 5, 1993.
 99.12(8)   Compensation Agreement between the Company and Wilmer R. Bottoms, dated November 5, 1993.
 99.13(8)   Compensation Agreement between the Company and Robert F. Kibble, dated November 5, 1993.
 99.14(8)   Compensation Agreement between the Company and Bernard V. Vonderschmitt, dated November 5, 1993.
 99.15(8)   Compensation Agreement between the Company and Henk J. Evenhuis, dated November 4, 1993.
 99.16(18)  Form of Stock Purchase Agreement
 99.17(18)  Form of Enrollment/Change Form

_____________________
       (1) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-68438) as amended.
       (2) Incorporated by reference to an exhibit to the Company's 1994 Annual Report on Form 10-K (Commission File No. 0-22366).
       (3) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-71856).

       (4) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-76264) as amended.
       (5) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-76542).
       (6) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended April 30, 1994.
       (7) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended July 31, 1994.
       (8)  Management contract or compensatory plan filed pursuant to Item
            14(c).
       (9) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended July 31, 1995.
      (10) Incorporated by reference to an exhibit to the Company's Registration statement on Form S-3 (Registration No. 33-92802), as amended.
      (11) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on March 29, 1995, as amended on May 26, 1995.
      (12) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended April 30, 1995.
      (13) Incorporated by reference to an exhibit to the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-22366).
      (14) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended April 30, 1996.
      (15) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended July 31, 1996.
      (16) Incorporated by reference to an exhibit to the Company's 1996 Annual Report on Form 10-K (Commission File No. 0-22366).
      (17) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended April 30, 1997.
      (18) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-22366) for the quarterly period ended July 31, 1997.
      (19) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-39387) as amended.
      (20) Exhibits 99.1 through 99.9 and Exhibit 99.16 and 99.17 are incorporated herein by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.

    * Confidential treatment has been granted for certain portions of this exhibit.