Form 10-Q
period 1998-01-31
CREDENCE SYSTEMS CORP
filed 1998-03-17
CIK 893162

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998
                                                  OR

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     At February 2, 1998, there were 21,614,279 shares of the Registrant's common stock, $0.001 par value per share outstanding.

________________________________________________________________________________

CREDENCE SYSTEMS CORPORATION

                               INDEX                                                    PAGE NO.
                               -----                                                    --------

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements......................................................      3
            Condensed Consolidated Balance Sheets.....................................      3
            Condensed Consolidated Income Statements..................................      4
            Condensed Consolidated Statements of Cash Flows...........................      5
            Notes to Condensed Consolidated Financial Statements......................      6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................      7

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings.........................................................     20
Item 2.     Changes in Securities.....................................................     20
Item 3.     Defaults Upon Senior Securities...........................................     20
Item 4.     Submission of Matters to a Vote of Securityholders........................     20
Item 5.     Other Information.........................................................     20
Item 6.     Exhibits and Reports on Form 8-K..........................................     20

PART I  - FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS


                         CREDENCE SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                     JANUARY 31,            OCTOBER 31,
                                                         1998                 1997/A/
                                                  ---------------        ---------------
ASSETS                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................     $ 88,667               $132,761
  Restricted cash...................................        7,206                 10,002
  Short-term investments............................       62,608                 35,013
  Accounts receivable, net..........................       62,103                 55,246
  Inventories.......................................       48,761                 42,125
  Other current assets..............................       14,552                 13,001
                                                      -----------             ----------
    Total current assets............................      283,897                288,148
Long-term investments...............................       17,396                  8,561
Property and equipment, net.........................       44,497                 43,050
Other assets........................................       17,442                 18,382
                                                      -----------             ----------
    Total assets....................................     $363,232               $358,141
                                                      ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................     $ 14,386               $ 13,182
  Accrued liabilities...............................       23,454                 20,346
  Income taxes payable..............................        6,476                  4,284
                                                      -----------             ----------
    Total current liabilities.......................       44,316                 37,812
Convertible subordinated notes......................      115,000                115,000
Minority interest...................................          366                    418
Stockholders' equity................................      203,550                204,911
                                                      -----------             ----------
    Total liabilities and stockholders' equity......     $363,232               $358,141
                                                      ===========             ==========

                            See accompanying notes.

a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 1997.

                         CREDENCE SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED JANUARY 31,
                                                        -----------------------------------
                                                            1998                  1997
                                                        --------------       --------------
Net sales............................................          $82,375              $40,261
Cost of goods sold...................................           35,438               19,439
                                                        --------------       --------------
Gross margin.........................................           46,937               20,822
Operating expenses:
   Research and development..........................           13,491                8,806
   Selling, general and administrative...............           20,308               11,431
                                                        --------------       --------------
       Total operating expenses......................           33,799               20,237
                                                        --------------       --------------
Operating income.....................................           13,138                  585
Interest income and other expenses, net..............              958                1,027
                                                        --------------       --------------

Income before income taxes...........................           14,096                1,612
Income taxes.........................................            4,934                  558
Minority interest....................................              (29)                   -
                                                        --------------       --------------
Net income...........................................          $ 9,191              $ 1,054
                                                        ==============       ==============
Net income per share
    Basic............................................            $0.42                $0.05
                                                        ==============       ==============
    Diluted..........................................            $0.41                $0.05
                                                        ==============       ==============
Number of shares used in computing per share amount
    Basic............................................           21,864               21,733
                                                        ==============       ==============
    Diluted..........................................           22,415               22,215
                                                        ==============       ==============

                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                    -----------------------------------
                                                                                           1998                1997
                                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................        $  9,191            $  1,054
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization................................................           4,326               2,821
      (Gain) loss on disposal of property and equipment............................               -                 (26)
      Minority interest                                                                          29                   -
      Changes in operating assets and liabilities:
        Restricted cash, accounts receivable, inventories and other current assets.         (13,581)             (5,196)
        Accounts payable, accrued liabilities and income taxes payable.............           7,072              (6,768)
                                                                                     --------------     ---------------
          Net cash provided (used) by operating activities.........................           7,037              (8,115)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities......................................         (58,420)            (13,360)
   Maturities of available-for-sale short-term investments.........................          20,990              19,135
   Sales of available-for-sale securities..........................................           1,000               7,397
   Acquisition of property and equipment...........................................          (3,431)             (3,355)
   Other assets....................................................................             (69)             (1,738)
   Proceeds from sale of property and equipment....................................               -                 243
                                                                                     --------------     ---------------
          Net cash (used) provided in investing activities.........................         (39,930)              8,322
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock........................................................           1,594                 816
   Repurchase of common stock......................................................         (12,795)                  -
                                                                                     --------------     ---------------
          Net cash (used for) provided by financing activities.....................         (11,201)                816
                                                                                     --------------     ---------------
Net increase (decrease) in cash and cash equivalents...............................         (44,094)              1,023
Cash and cash equivalents at beginning of period...................................         132,761              48,649
                                                                                    ---------------     ---------------
Cash and cash equivalents at end of period.........................................        $ 88,667            $ 49,672
                                                                                    ===============     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid...................................................................        $     --            $     --
   Income taxes paid...............................................................        $  2,063            $    648
NONCASH INVESTING ACTIVITIES:
   Net transfers of inventory to property and equipment............................        $  1,333            $  4,198
NONCASH FINANCING ACTIVITIES:
   Income tax benefit from stock option exercises..................................        $    649            $    149

                            See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   QUARTERLY FINANCIAL STATEMENTS

     The condensed consolidated financial statements and related notes for the three months ended January 31, 1998 and 1997 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended January 31, 1998 and 1997 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1997 included in the Annual Report on Form 10-K and the additional risk factors, including, without limitation, risks relating to fluctuations in operating results, rapid technological change, importance of timely product introduction, risks of delays, limited system sales, backlog, cyclicality of semiconductor industry, expansion of operations, management of growth, sole or limited sources of supply, reliance on subcontractors, highly competitive industry, dependence on key customers, lengthy sales cycle, dependence on key personnel, management changes, international sales, proprietary rights, acquisitions, future capital needs and volatility of stock price, as set forth in this Report. Any party interested in reviewing these publicly available documents should write to the Chief Financial Officer of the Company.

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


2.  INVENTORIES


     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):


                                                                                 JANUARY 31,            OCTOBER 31,
                                                                                    1998                   1997
                                                                              --------------         --------------
          Raw materials.................................................             $26,269                $24,862
          Work-in-process...............................................              17,407                 14,173
          Finished goods................................................               5,085                  3,090
                                                                              --------------         --------------
                                                                                     $48,761                $42,125
                                                                              ==============         ==============

3.   NET INCOME PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 "Earnings Per Share" (SFAS 128) beginning in the first quarter of fiscal 1998. Accordingly, net income per share (basic) is based upon the weighted average number of common shares outstanding during the period. Net income per share (diluted) is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company's convertible subordinated notes are not dilutive potential common shares and, accordingly, were excluded from the calculation of net income per share (diluted). Options to purchase 926,127 shares at an average price of $29.84 per share were outstanding at January 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to SFAS 128 requirements. The following table sets forth the computation of basic and dilutive earnings per share (in thousands):

                                                                             THREE MONTHS ENDED
                                                                                JANUARY 31,
                                                                    ----------------------------------
                                                                          1998                1997
                                                                    --------------      --------------
Numerator:
Numerator for basic and diluted earnings per share-
 net income                                                                $ 9,191             $ 1,054
                                                                    --------------      --------------

Denominator:
 Denominator for basic earnings per share-
 weighted-average shares                                                    21,864              21,733

Effect of dilutive securities-employee stock options                           551                 482
                                                                    --------------      --------------

Denominator for diluted earnings per share-adjusted
 weighted-average shares and assumed conversions                            22,415              22,215
                                                                    --------------      --------------

Basic earnings per share                                                   $  0.42             $  0.05
                                                                    ==============      ==============

Diluted earnings per share                                                 $  0.41             $  0.05
                                                                    ==============      ==============

4.    CONTINGENCIES

     The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

5.    COMMITMENTS

     The Company currently has an agreement with Summit Design, Inc. to purchase product licenses through 1999. The remaining commitment under this agreement as of January 31, 1998 is approximately $7 million. Restricted cash represents cash in escrow related to the remaining purchase commitments under this agreement.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ are identified throughout the discussion below, as well as the section entitled "Risk Factors" below, and elsewhere in this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following table sets forth items from the Condensed Consolidated Income Statements as a percentage of net sales for the periods indicated:

                                                                       THREE MONTHS ENDED JANUARY 31,
                                                                   ------------------------------------
                                                                         1998                  1997
                                                                   --------------        --------------
     Net sales.................................................          100.0%                100.0%
     Cost of goods sold........................................           43.0                  48.3
                                                                         -----                 -----
     Gross margin..............................................           57.0                  51.7
     Operating expenses
       Research and development................................           16.4                  21.9
       Selling, general, and administrative....................           24.7                  28.4
                                                                         -----                 -----
     Operating expenses........................................           41.1                  50.3
                                                                         -----                 -----
     Operating income..........................................           15.9                   1.4
     Interest income and other expenses, net...................            1.2                   2.6
                                                                         -----                 -----
     Income before income taxes................................           17.1                   4.0
     Income taxes..............................................            5.9                   1.4
                                                                         -----                 -----
     Net income................................................           11.2%                  2.6%
                                                                         =====                  =====

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $82.4 million for the first quarter of fiscal 1998, representing an increase of 104.6% over the comparable period of fiscal 1997. This increase was due primarily to increased worldwide demand for semiconductor automatic test equipment, particularly in the Asia Pacific region. International net sales accounted for approximately 67.1% of the total net sales for the first quarter of fiscal 1998, compared to approximately 75.3% for the comparable period a year ago. The decrease in international sales as a percentage of sales resulted primarily from decreased demand in Europe, partially offset by increases in the Asia Pacific region. The Company's international sales of its products and spare parts and its service revenues are denominated primarily in United States dollars.

GROSS MARGIN

     The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Gross margin was 57.0% for the first quarter of fiscal 1998, compared with 51.7% for the first quarter of fiscal 1997. The increase in gross margin as a percent of sales was due to increases in the efficiency of the production process, as well as higher manufacturing and shipping volumes which spread fixed production costs over a greater number of systems. Gross margin in the first quarter of fiscal 1997 was negatively impacted by reserves taken for slow moving inventory resulting from accelerated new product introductions.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $13.5 million in the first quarter of fiscal 1998, an increase of $4.7 million or 53.2% over the same period of fiscal 1997. This increase, in absolute dollars, reflected the Company's continued development work on new products and product enhancements. As a percentage of net sales, research and development expenses were 16.4% for the first quarter of fiscal 1998, down from 21.9% in the first quarter of fiscal 1997. The decrease in these expenses as a percentage of net sales is attributable primarily to the significant increase in net sales in the first quarter of fiscal 1998 as compared with the comparable period of fiscal 1997. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to remain relatively flat in absolute dollars for the remainder of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $20.3 million in the first quarter of fiscal 1998, representing an $8.9 million or 77.7% increase from the comparable period of fiscal 1997. The increase from the prior period is primarily due to increased commissions payable on higher sales and higher marketing, sales, and administrative overhead expenses to support the Company's increased business levels. As a percentage of net sales, selling, general and administrative expenses were 24.7% for the first quarter of fiscal 1998, compared with 28.4% for the corresponding period in fiscal 1997. This decrease as a percentage of net sales is attributable primarily to the significant increase in net sales in the first quarter of fiscal 1998 as compared with the comparable period of fiscal 1997. The Company expects selling, general and administrative expenses for the remainder of fiscal 1998 to remain flat in absolute dollars.

INTEREST INCOME AND OTHER EXPENSES, NET

     The Company generated net interest income and other expenses of $1.0 million for the first quarter of fiscal 1998, as compared to $1.0 million for the first quarter of fiscal 1997.

INCOME TAXES

     The Company's provision for income taxes for the first quarter of fiscal 1998 and fiscal 1997 is computed based on the projected annualized effective tax rate of 35.0% and 34.5% respectfully, applied to fiscal year-to-date book income. The projected effective tax rate for both fiscal 1998 and fiscal 1997 is expected to be less than the combined federal and state statutory rate due primarily to the projected benefit of the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided (used) by operating activities was $7.0 million and ($8.1) million for the three months ended January 31, 1998 and 1997, respectively. Net cash flows provided by operating activities for the first quarter of 1998 resulted primarily from net income of $9.2 million, depreciation and amortization of $4.3 million and increases in accounts payable, accrued liabilities and income taxes payable of $7.1 million, partially offset by increases in restricted cash, accounts receivable, inventories and other current liabilities of $13.6 million. Net cash flows used by operating activities in the first quarter of 1997 were primarily attributable to an increase in inventory, some of which was transferred to property and equipment ($4.2 million), and reductions in accounts payable, accrued liabilities and income taxes payable. Investing activities (used) provided net cash of ($39.9 million) and $8.3 million for the three months ended January 31, 1998 and 1997, respectively. In the first three months of fiscal 1998, the Company used cash to purchase a net increase of $27.6 million in short-term investments and $8.8 million in long-term investments while also purchasing $3.4 million of property and equipment. Net cash (used for) provided by financing activities was ($11.2 million) and $0.8 million for the three months ended January 31, 1998 and 1997, respectively. The use of cash in the first quarter of fiscal 1998 was primarily due to the Company repurchasing 500,000 of its shares of common stock at a cost of approximately $12.8 million. The purpose of the repurchase was to offset potential future dilution resulting from increases in the Company's stock option plan and employee stock purchase plan.

     As of January 31, 1998, the Company had working capital of approximately $239.6 million, including cash and short-term investments of $151.3 million, $62.1 million of accounts receivable and $48.8 million of inventories. The Company expects accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $37.8 million as of October 31, 1997 increased to $44.3 million as of January 31, 1998. The $6.5 million increase was due primarily to increases in accounts payable by $1.2 million, accrued liabilities by $3.1 million, and income taxes payable by $2.2 million.

     The Company's principal sources of liquidity as of January 31, 1998 consisted of approximately $88.7 million of cash and cash equivalents, short-term investments of $62.6 million and $20.0 million available under the Company's unsecured working capital line of credit expiring on July 24, 1998. In addition, the Company has $17.4 million of long-term investments. As of January 31, 1998, no amounts were outstanding under the unsecured line of credit. Additionally, as of January 31, 1998, the Company has operating leases for facilities and test and other equipment totaling approximately $19.2 million through 2006.

     The Company is currently in the process of assessing and testing the software components of its products for year 2000 compliance. The Company does not believe that its products contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects, however there can be no assurance that such errors or defects do not exist. Many commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance.

     Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

RISK FACTORS

     The Company's results of operations are affected by a variety of factors, including the following:

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results have in the past fluctuated significantly and will in the future fluctuate significantly, due to a variety of factors. The Company's operating performance from the first quarter of fiscal 1993 through the third quarter of fiscal 1996 produced sequential quarter-to-quarter growth in both net sales and net income. In the fourth quarter of fiscal 1996, however, net sales decreased 34% from the third quarter of fiscal 1996 and 17% from the fourth quarter of fiscal 1995. Net income for the fourth quarter of fiscal 1996 decreased 63% from the third quarter of fiscal 1996 and 55% from the fourth quarter of fiscal 1995. In the first quarter of fiscal 1997, net sales decreased 9% from the fourth quarter of fiscal 1996 and decreased 34% from the first quarter of fiscal 1996. Net income for the first quarter of fiscal 1997 decreased 75% from the fourth quarter of fiscal 1996 and decreased 90% from the first quarter of fiscal 1996. In the second quarter of fiscal 1997, net sales increased 8% from the first quarter of fiscal 1997 and decreased 35% from the second quarter of fiscal 1996. Net income for the second quarter of fiscal 1997 increased 212% from the first quarter of fiscal 1997 and decreased 71% from the second quarter of fiscal 1996. The Company's third quarter fiscal 1997 net sales increased 18% from the second quarter of fiscal 1997 and decreased 24% from the third quarter of fiscal 1996. The third quarter of fiscal 1997 reflected a net loss due to a pre-tax charge for in process research and development related to an acquisition. Without the charge, third quarter net income would have been up 35% from the second quarter of fiscal 1997 and down 62% from the third quarter of fiscal 1996. In the fourth quarter of fiscal 1997, net sales were up 36% over the third quarter of fiscal 1997 and 57% over the fourth quarter of fiscal 1996. Net income for the fourth quarter of fiscal 1997 increased 69% from the fourth quarter of fiscal 1996 and represented a significant increase over the third quarter of 1997 in which the Company incurred a loss of $0.9 million, which included a charge of $6.0 million for acquisition related in-process research and development. In the first quarter of fiscal 1998, net sales increased 19% over the fourth quarter of fiscal 1997 and 105% over the first quarter of fiscal 1997. Net income for the first quarter of fiscal 1998 increased 27% from the fourth quarter of fiscal 1997 and 772% from the first quarter of fiscal 1997. The decreases were due primarily to a significant weakness in the ATE market which materially adversely affected the Company's business, financial condition and results of operations and several other companies in the semiconductor equipment industry. Although the ATE industry returned to a capacity expansion mode in fiscal 1997, resulting in sequential increases in revenues during the second, third, and fourth quarters of fiscal 1997 and the first quarter of fiscal 1998, there can be no assurance that it will continue to expand in subsequent quarters. The factors that have caused and will continue to cause the Company's results to fluctuate include the timing of new product announcements and releases by the Company or its competitors, market acceptance of new products and enhanced versions of the Company's products, manufacturing inefficiencies associated with the start up of new products, changes in pricing and payment terms and cycles by the Company, its competitors, customers or suppliers, manufacturing capacity, the ability to volume produce systems and meet customer requirements, inventory obsolescence and writeoffs (which the Company has experienced), patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components, subassemblies and services, expenses associated with acquisitions and alliances, product discounts, customization and reconfiguration of systems, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, cyclicality or downturns in the semiconductor market and the markets served by the Company's customers, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in the future, which will affect its operating results, financial condition and business. The Company's gross margins on system sales have varied significantly, and will continue to vary significantly based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, reserves, production volume, new product introductions, product reliability, the rate of capacity utilization, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

LIMITED SYSTEMS SALES; BACKLOG

     The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $3.6 million, excluding the EPRO memory products, for which the price range is typically below $50,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all orders necessary to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which could have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could continue to cause future shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce its significant fixed expenses in a particular period if the Company's net sales goals for such period are not met. Accordingly, there can be no assurance that the Company will be profitable or that it will not again sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors, as they were in fiscal 1997. In such event, the price of the Company's Common Stock may be materially adversely affected.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

     The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors and companies which specialize in contract packaging and/or testing of semiconductors, including manufacturers and contractors that are opening new or expanding existing fabrication facilities, or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically and recently, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The Company has in the past experienced shipment delays, delays in commitments and purchase order restructurings by several of its customers and anticipates that this may continue to occur in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales or rate of growth. Through the first three quarters of 1997, the Company's net sales, gross margins and net income were significantly below the net sales, gross margins and net income, respectively, of the comparable prior year's quarterly results. In the fourth quarter of 1997 and the first quarter of 1998, the Company's net sales and net income were significantly above the net sales and net income of the fourth quarter of 1996 and the first quarter of 1997, respectively; however there can be no assurance that they will continue to exceed prior year amounts in future quarters. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future. Company net sales to the Asia Pacific region accounted for approximately 63%, 66%, 58%, and 45% of total net sales in the first quarter of fiscal 1998, and fiscal years 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations, there can be no assurance that it will not in the future.

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

EXPANSION OF OPERATIONS

     Currently, the Company is devoting and will continue to devote significant resources to the development of new products and technologies. During 1998, the Company is conducting evaluations of these new products and will continue to invest significant additional resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to begin production of these products and to provide the marketing, administration and after-sales service and support, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory and warranty reserve requirements and the creation of after-sales service and support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected. There can be no assurance that net sales will increase or remain at recent levels or that any new products will be successfully commercialized.

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

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

     The ATE market is subject to rapid technological change and new product introductions and enhancements and related software tools. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop and introduce new products and enhancements and related software tools with greater features on a timely and cost-effective basis, including the products under development acquired in the EPRO merger and the TSSI and Zycad product line acquisitions. The Company's customers require testers with additional features and higher performance and other capabilities. The Company is therefore required to enhance the performance and other capabilities of its existing systems and related software tools. Any success by the Company in developing new and enhanced systems and related software tools and new features to its existing systems depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements and related software tools. The inability of the Company to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on the Company's business, financial condition or results of operations. New product or technology introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, new product introductions by the Company may cause the Company's customers to curtail purchases of the older products and delay new products purchases.

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

CUSTOMER CONCENTRATION; LENGTHY SALES CYCLE

     One customer (a distributor) accounted for 27%, 30%, 25% and 17% of the Company's net sales in the first quarter of fiscal 1998, and fiscal years 1997, 1996 and 1995, respectively. Another customer accounted for 14% of net sales in the first quarter of fiscal 1998. Another customer accounted for 11% of net sales in fiscal 1995. The loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing or reliability problems with the Company's products, continued slowdowns in the semiconductor industry or in other industries that manufacture products utilizing semiconductors could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

ACQUISITIONS

     The Company has developed in significant part through mergers and acquisitions of other companies and businesses. Prior to its initial public offering in 1993, the Company acquired two companies and the semiconductor test division of Tektronix, Inc. In 1995, the Company acquired EPRO, a memory tester company. In July 1997, the Company acquired the assets and assumed certain liabilities of TSSI and, in August 1997, acquired the fault simulation and test program development products from Zycad. The Company intends in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. Any future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets (which may exceed the benefits actually derived from the acquisitions), which could materially adversely affect the Company's business, financial condition or results of operations. The Company's charge for in-process research and development for the TSSI asset acquisition accounted for the Company's net loss for the third quarter of 1997. In addition, acquisitions involve numerous other risks, including difficulties in the assimilation of the operations, personnel, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and will continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

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

INTERNATIONAL SALES

     International sales accounted for approximately 67%, 70%, 67% and 55% of total net sales for the first quarter of fiscal 1998 and fiscal years 1997, 1996 and 1995, respectively. As a result, the Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations. Company net sales to the Asia Pacific region accounted for approximately 62%, 66%, 58%, and 45% of total net sales in the first quarter of fiscal 1998 and fiscal years 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products, the availability and supply of product components to the Company, and ultimately the Company's consolidated results of operations. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations, there can be no assurance that it will not in the future.

IMPORTANCE OF JAPANESE MARKET

     To date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company may be at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is important to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, the Company entered into a joint venture agreement with Innotech Corporation, a local distributor of products, and set up a local subsidiary in Japan. The Company believes that Innotech is an important element of its strategy to increase its presence in Japan. If Innotech is not successful in selling such systems or such agreement is terminated, the Company's strategy to increase product sales into the Japanese market would be adversely affected. In addition, in recent years, Japanese semiconductor manufacturers substantially reduced their level of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment. There can be no assurance, however, that the Company will be able to achieve significant sales to, or will be able to compete successfully in, the Japanese semiconductor market segment.

PROPRIETARY RIGHTS

     The Company attempts to protect its intellectual property rights through patents, copyrights, trademarks, trade secrets and other measures, including confidentiality agreements. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and other intellectual property rights or disclose such technology or that the Company can meaningfully protect its trade secrets or other intellectual property rights. There can be no assurance that patents owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition or results of operations. The Company has been involved in extensive, expensive and time-consuming reviews of, and litigation concerning, patent infringement claims. In addition, the Company has at times been notified of other claims that it may be infringing intellectual property rights possessed by third parties and expects to continue to receive notice of such claims in the future.

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

     This prior art may, however, render invalid or significantly narrow the scope of certain claims set forth in the United States patent covering another of the Company's proprietary CMOS stabilization methods. The European examiner referred to this prior art in the corresponding European patent application. The European application was approved, but with narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based in part upon the advice of outside patent counsel, and on the Company's review of its current products, the Company believes that this patent will continue to be valuable to the Company in preventing imitation of the Company's products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid as a result of other alleged prior art. The Company believes, based in part upon the advice of outside patent counsel, that the prior art alleged by the third party is less relevant than the prior art referenced by the European examiner. However, there can be no assurance that any of the aforementioned prior art or other prior art will not be successfully asserted and used to invalidate or narrow the scope of any claim of the United States patents or any other patents or other patent applications of the Company.

     On November 13, 1997, the Company requested the United States Patent and Trademark Office to re-examine the subject United States patent in light of the two prior art references. On January 7, 1998, the United States Patent and Trademark Office responded by granting the Company's request for re-examination. The case is presently pending in the United States Patent and Trademark Office.

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


YEAR 2000 COMPLIANCE


     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company is currently in the process of assessing and testing the software components of its products for year 2000 compliance. The Company does not believe that its products contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects, however there can be no assurance that such errors or defects do not exist. Many commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance.

     Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.


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

LEVERAGE


     In connection with the sale in September 1997 of Convertible Subordinated Notes due 2002, the Company incurred $115 million of indebtedness which resulted in a ratio of long-term debt to total capitalization at October 31, 1997 of approximately 36%. As a result of this indebtedness, the Company's principal and interest obligations has increased substantially. The degree to which the Company is leveraged could materially adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.


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


     None


ITEM 2. CHANGES IN SECURITIES


     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS


     None


ITEM 5. OTHER INFORMATION


     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  See Exhibit Index on page 22.


     (b) A report on Form 8-K was filed on December 4, 1997, reporting various matters in response to Item 5 of Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CREDENCE SYSTEMS CORPORATION
                                         -------------------------------------
                                                      (Registrant)


          March 17, 1998                          /s/ JERRY BRUCE
     --------------------------          -------------------------------------
             Date                                     Jerry Bruce
                                      Vice President, Controller, Acting Chief
                                         Financial Officer and Secretary

EXHIBIT INDEX


EXHIBIT
NUMBER
------
10.25        Lease Agreement between the Company and  Bedford Property Investors, Inc.
             dated December 10, 1997

27.1         EDGAR Financial Data Schedule