Form 10-Q
period 1998-04-30
CREDENCE SYSTEMS CORP
filed 1998-06-11
CIK 893162

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 0-22366

                          CREDENCE SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            94-2878499
(State Or Other Jurisdiction)                                (IRS  Employer
Of Incorporation Or Organization)                           (Identification No.)

 215 FOURIER AVE., FREMONT, CALIFORNIA                              94539
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     At May 27, 1998, there were 21,648,914 shares of the Registrant's common stock, $0.001 par value per share outstanding.


================================================================================

CREDENCE SYSTEMS CORPORATION


                                 INDEX                                 PAGE NO.
                                 -----                                 --------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements ...........................................  3
         Condensed Consolidated Balance Sheets ..........................  3
         Condensed Consolidated Income Statements .......................  4
         Condensed Consolidated Statements of Cash Flows ................  5
         Notes to Condensed Consolidated Financial Statements ...........  6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................  7

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings .............................................. 20
Item 2.  Changes in Securities .......................................... 20
Item 3.  Defaults Upon Senior Securities ................................ 20
Item 4.  Submission of Matters to a Vote of Securityholders ............. 20
Item 5.  Other Information .............................................. 20
Item 6.  Exhibits and Reports on Form 8-K ............................... 20


PART I  - FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      APRIL 30,      OCTOBER 31,
                                                        1998             1997
                                                     -----------     -----------
ASSETS                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents ......................   $ 65,841        $132,761
  Restricted cash ................................      5,012          10,002
  Short-term investments .........................     78,313          35,013
  Accounts receivable, net .......................     60,770          55,246
  Inventories ....................................     52,723          42,125
  Other current assets ...........................     13,900          13,001
                                                     --------        --------
    Total current assets .........................    276,559         288,148
Long-term investments ............................     27,980           8,561
Property and equipment, net ......................     45,930          43,050
Other assets .....................................     19,466          18,382
                                                     --------        --------
    Total assets .................................   $369,935        $358,141
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................   $ 12,935        $ 13,182
  Accrued liabilities ............................     24,343          20,346
  Income taxes payable ...........................      4,331           4,284
                                                     --------        --------
    Total current liabilities ....................     41,609          37,812
Convertible subordinated notes ...................    115,000         115,000
Minority interest ................................        312             418
Stockholders' equity .............................    213,014         204,911
                                                     --------        --------
    Total liabilities and stockholders' equity....   $369,935        $358,141
                                                     ========        ========




                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                APRIL 30,              APRIL 30,
                                          -------------------    -------------------
                                            1998       1997        1998       1997
                                          --------   --------    --------   --------
Net sales ............................... $ 74,660   $ 43,355    $157,035   $ 83,616
Cost of goods sold ......................   31,664     18,374      67,102     37,813
                                          --------   --------    --------   --------
Gross margin ............................   42,996     24,981      89,933     45,803
Operating expenses:
   Research and development .............   12,233      8,953      25,724     17,759
   Selling, general and administrative ..   17,931     11,989      38,239     23,420
                                          --------   --------    --------   --------
       Total operating expenses .........   30,164     20,942      63,963     41,179
                                          --------   --------    --------   --------
Operating income ........................   12,832      4,039      25,970      4,624
Interest income and other expenses, net .      200        874       1,158      1,901
                                          --------   --------    --------   --------
Income before income taxes ..............   13,032      4,913      27,128      6,525
Income taxes ............................    4,290      1,627       9,224      2,185
Minority interest .......................      (45)        --         (74)        --
                                          --------   --------    --------   --------
Net income .............................. $  8,787   $  3,286    $ 17,978   $  4,340
                                          ========   ========    ========   ========
Net income per share:
    Basic ............................... $   0.41   $   0.15    $   0.83   $   0.20
                                          ========   ========    ========   ========
    Diluted ............................. $   0.40   $   0.15    $   0.81   $   0.20
                                          ========   ========    ========   ========
Number of shares used in computing per
 share amount:
    Basic ...............................   21,634     21,833      21,731     21,783
                                          ========   ========    ========   ========
    Diluted .............................   22,146     22,265      22,257     22,242
                                          ========   ========    ========   ========










                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       APRIL 30,
                                                                 ---------------------
                                                                    1998        1997
                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................. $ 17,978    $  4,340
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .............................    8,405       5,784
     (Gain) on disposal of property and equipment ..............       (7)        (18)
     Minority interest .........................................       74          --
     Changes in operating assets and liabilities:
        Restricted cash, accounts receivable,
          inventories and other current assets .................  (15,955)        988
        Accounts payable, accrued liabilities and
          income taxes payable .................................    4,566      (6,468)
                                                                 --------    --------
            Net cash provided by operating activities ..........   15,061       4,626
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities .................. (103,387)    (22,907)
   Maturities of available-for-sale short-term investments .....   34,668      29,503
   Sales of available-for-sale securities ......................    6,000       3,112
   Acquisition of property and equipment .......................   (5,390)     (5,018)
   Other assets ................................................   (3,048)     (1,533)
   Proceeds from sale of property and equipment ................       --         240
                                                                 --------    --------
         Net cash (used for) provided by investing activities ..  (71,157)      3,397
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock ....................................    1,971         829
   Repurchase of common stock ..................................  (12,795)         --
                                                                 --------    --------
         Net cash (used for) provided by financing activities ..  (10,824)        829
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents ...........  (66,920)      8,852
Cash and cash equivalents at beginning of period ...............  132,761      48,649
                                                                 --------    --------
Cash and cash equivalents at end of period ..................... $ 65,841    $ 57,501
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid ............................................... $  3,103    $      1
   Income taxes paid ........................................... $  8,187    $    972
NONCASH INVESTING ACTIVITIES:
   Net transfers of inventory to property and equipment ........ $  3,924    $  5,588
NONCASH FINANCING ACTIVITIES:
   Income tax benefit from stock option exercises .............. $    949    $    149

                            See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   QUARTERLY FINANCIAL STATEMENTS

     The condensed consolidated financial statements and related notes for the six months ended April 30, 1998 and 1997 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three and six months ended April 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1997 included in the Annual Report on Form 10-K and the additional risk factors, including, without limitation, risks relating to fluctuations in operating results, rapid technological change, importance of timely product introduction, risks of delays, limited system sales, backlog, cyclicality of semiconductor industry, expansion of operations, management of growth, sole or limited sources of supply, reliance on subcontractors, highly competitive industry, dependence on key customers, lengthy sales cycle, dependence on key personnel, management changes, international sales, proprietary rights, acquisitions, future capital needs and volatility of stock price, as set forth in this Report. Any party interested in reviewing these publicly available documents should write to the Chief Financial Officer of the Company.

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

2.   INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                              April 30,     October 31,
                                                1998           1997
                                              ---------     -----------
         Raw materials ...................... $ 26,881        $ 24,862
         Work-in-process ....................   21,501          14,173
         Finished goods .....................    4,341           3,090
                                              --------        --------
                                              $ 52,723        $ 42,125
                                              ========        ========

3.   NET INCOME PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 "Earnings Per Share" (SFAS 128) beginning in the first quarter of fiscal 1998. Accordingly, net income per share (basic) is based upon the weighted average number of common shares outstanding during the period. Net income per share (diluted) is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company's convertible subordinated notes are not dilutive potential common shares and, accordingly, were excluded from the calculation of net income per share (diluted). Options to purchase 756,132 shares at an average price of $29.63 per share were outstanding at April 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to SFAS 128 requirements. The following table sets forth the computation of basic and dilutive net income per share (in thousands):

                                         Three Months Ended    Six Months Ended
                                             April 30,             April 30,
                                         ------------------   ------------------
                                           1998      1997       1998      1997
                                          -------   -------   -------   -------
Numerator:
  Numerator for basic and diluted
  earnings per share - net income ....... $ 8,787   $ 3,286   $17,978   $ 4,340
                                          -------   -------   -------   -------
Denominator:
  Denominator for basic earnings
  per share - weighted-average shares ...  21,634    21,833    21,731    21,783
Effect of dilutive securities-employee
  stock options .........................     512       432       526       459
                                          -------    ------   -------   -------
Denominator for diluted earnings per
  share - adjusted weighted-average
  shares and assumed conversions ........  22,146    22,265    22,257    22,242
                                          -------   -------   -------   -------
Basic earnings per share ................ $  0.41   $  0.15   $  0.83   $  0.20
                                          =======   =======   =======   =======
Diluted earnings per share .............. $  0.40   $  0.15   $  0.81   $  0.20
                                          =======   =======   =======   =======

4.   CONTINGENCIES

     The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

5.   COMMITMENTS

     The Company currently has an agreement with Summit Design, Inc. to purchase product licenses through 1999. The remaining commitment under this agreement as of April 30, 1998 is approximately $5 million. Restricted cash represents cash in escrow related to the remaining purchase commitments under this agreement.

6.   SUBSEQUENT EVENTS

     On June 1, 1998 the Company purchased from Heuristic Physics Laboratories, Inc. ("HPL") certain assets and assumed certain liabilities relating to their memory test business for $8.0 million.


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

     The following table sets forth items from the Condensed Consolidated Income Statements as a percentage of net sales for the periods indicated:

                                        Three Months Ended     Six Months Ended
                                             April 30,              April 30,
                                        ------------------     -----------------
                                          1998       1997       1998       1997
                                         ------     ------     ------    ------
Net sales .............................   100.0%     100.0%     100.0%    100.0%
Cost of goods sold ....................    42.4       42.4       42.7      45.2
                                          -----      -----      -----     -----
Gross margin ..........................    57.6       57.6       57.3      54.8
Operating expenses
   Research and development ...........    16.4       20.7       16.4      21.2
   Selling, general and administrative.    24.0       27.6       24.4      28.0
                                          -----      -----      -----     -----
      Operating expenses ..............    40.4       48.3       40.8      49.2
                                          -----      -----      -----     -----
Operating income ......................    17.2        9.3       16.5       5.6
Interest income and other expenses, net     0.3        2.0        0.7       2.2
                                          -----      -----      -----     -----
Income before income taxes ............    17.5       11.3       17.2       7.8
Income taxes ..........................     5.7        3.7        5.8       2.6
                                          -----      -----      -----     -----
Net income ............................    11.8%       7.6%      11.4%      5.2%
                                          =====      =====      =====     =====


RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $74.7 million for the second quarter and $157.0 million for the first six months of fiscal 1998, representing an increase of 72.2% and 87.8% respectively, over the comparable periods of fiscal 1997. These increases were due primarily to increased worldwide demand for semiconductor automatic test equipment, particularly in the Asia Pacific region. International net sales accounted for approximately 80.0% and 74.0%, respectively, of the total net sales for the second quarter and first six months of fiscal 1998, compared to approximately 71.0% and 73.0%, respectively, for the comparable periods a year ago. The Company's international sales of its products and spare parts and its service revenues are denominated primarily in United States dollars. The increase in international net sales in the second quarter and for the first six months of fiscal 1998 over the comparable periods of fiscal 1997 was due to higher demand in Taiwan partially offset by a decrease in demand in Europe. The Company believes that its net sales for the short term will be lower on a sequential basis than in prior periods.

GROSS MARGIN

     The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Gross margin was 57.6% for the second quarter and 57.3% for the first six months of fiscal 1998, compared with 57.6% for the second quarter and 54.8% for the first six months of fiscal 1997. The slight increase in gross margin as a percent of sales for the first six months of 1998 over the first six month of fiscal 1997 was due to increases in the efficiency of the production process, as well as higher manufacturing and shipping volumes which spread fixed production costs over a greater number of systems. Gross margins in the first six months of 1997 was negatively impacted by reserves taken for slow moving inventory resulting from accelerated new product introductions.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $12.2 million in the second quarter of fiscal 1998, an increase of $3.3 million or 36.6% over the same period of fiscal 1997. Research and development expenses were $25.7 million in the first six months of fiscal 1998, an increase of $8.0 million or 44.9% over the same period in fiscal 1997. This increase, in absolute dollars, reflected the Company's continued development work on new products and product enhancements. As a percentage of net sales, research and development expenses were 16.4% for the second quarter and for the first six months of fiscal 1998, down from 20.7% in the second quarter and 21.2% for the first six months of fiscal 1997. The decrease in these expenses as a percentage of net sales is attributable primarily to the significant increase in net sales in the second quarter and the first six months of fiscal 1998 as compared with the comparable periods of fiscal 1997. The Company currently intends to continue to invest significant resources in the development of new products and enhancements of existing products for the foreseeable future. Currently the Company expects these expenses to decrease slightly in absolute dollars for the remainder of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $17.9 million in the second quarter of fiscal 1998, representing an $5.9 million or 49.6% increase from the comparable period of fiscal 1997. Selling, general and administrative expenses were $38.2 million in the first six months of fiscal 1998, an increase of $14.8 million or 63.3% over the same period in fiscal 1997. The increase from the prior period is primarily due to increased commissions payable on higher sales and higher marketing, sales, and administrative overhead expenses to support the Company's increased business levels. As a percentage of net sales, selling, general and administrative expenses were 24.0% for the second quarter and 24.4% for the first six months of fiscal 1998, compared with 27.6% and 28.0%, respectively, for the corresponding periods in fiscal 1997. This decrease as a percentage of net sales is attributable primarily to the significant increase in net sales in the second quarter and first half of fiscal 1998 as compared with the comparable periods of fiscal 1997. Currently the Company expects selling, general and administrative expenses for the remainder of fiscal 1998 to decrease slightly in absolute dollars.

INTEREST INCOME AND OTHER EXPENSES, NET

     The Company generated net interest income and other expenses of $0.2 million for the second quarter and $1.2 million for the first six months of fiscal 1998, compared to $0.9 million and $1.9 million, respectively, for the corresponding periods of fiscal 1997. The decreases in net interest income and other expenses over prior periods were primarily due to lower interest rate earned on the purchase of additional tax exempt securities and lower average investment balances.

INCOME TAXES

     The Company's provision for income taxes for the second quarter and first six months of fiscal 1998 and 1997 is computed based on the projected annualized effective tax rate of 34.0% and 33.5% respectfully, applied to fiscal year-to-date book income. The projected effective tax rate for fiscal 1998 is expected to be less than the combined federal and state statutory rate due primarily to the projected benefit of the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $15.1 million and $4.6 million for the six months ended April 30, 1998 and 1997, respectively. Net cash flows provided by operating activities for the six months ended April 30, 1998 were primarily from net income of $18.0 million, depreciation and amortization of $8.4 million and a net increase in accounts payable, accrued liabilities, and income taxes payable of $4.6 million, partially offset by a net increase in restricted cash, accounts receivable, inventories and other current assets of $16.0 million.

Investing activities used $71.2 million and provided $3.4 million for the six months ended April 30, 1998 and 1997, respectively. In the first six months of fiscal 1998, the Company experienced a net increase of $62.7 million in short-term and long-term investments while also purchasing $5.4 million of property and equipment. Net cash used by financing activities was $10.8 million and provided $0.8 million for the six months ended April 30, 1998 and 1997, respectively. The use of cash in the first six months of fiscal 1998 was primarily due to the Company repurchasing 500,000 of its shares of common stock at a cost of approximately $12.8 million. The purpose of the repurchase was to offset potential future dilution resulting from increases in the Company's stock option plan and employee stock purchase plan.

     As of April 30, 1998, the Company had working capital of approximately $235.0 million, including cash and short-term investments of $149.2 million, $60.8 million of accounts receivable and $52.7 million of inventories. The
Company expects accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories subject the Company to increased risks, including uncollectability of receivables and write-offs of both hardware and software inventories, which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $37.8 million as of October 31, 1997 increased to $41.6 million as of April 30, 1998. The $3.8 million increase was due primarily to increases in accrued liabilities by $4.0 million, offset by a decrease in accounts payable of $0.2 million.

     The Company's principal sources of liquidity as of April 30, 1998 consisted of approximately $65.8 million of cash and cash equivalents, short-term investments of $78.3 million and $20.0 million available under the Company's unsecured working capital line of credit expiring on July 24, 1998. In addition, the Company has $28.0 million of available-for-sale investments, classified as long-term. As of April 30, 1998, no amounts were outstanding under the unsecured line of credit. Additionally, as of April 30, 1998, the Company has operating leases for facilities and test and other equipment totaling approximately $46.0 million.

     The Company is currently in the process of assessing and testing the software components of its products for year 2000 compliance. The Company does not believe that its products contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects, however, there can be no assurance that such errors or defects do not exist. Although the Company is not aware of any material operational issues associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

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


RISK FACTORS

     The Company's results of operations are affected by a variety of factors, including the following:

Fluctuations in Operating Results

     The Company's operating results have in the past fluctuated significantly and will in the future fluctuate significantly, due to a variety of factors. The Company's operating performance from the first quarter of fiscal 1993 through the third quarter of fiscal 1996 produced sequential quarter-to-quarter growth in both net sales and net income, culminating in net sales of $67.2 million and net income of $11.5 million for the third fiscal quarter of 1996. The Company then reported two consecutive quarters of decreasing net sales and decreasing net income, with fourth quarter of fiscal 1996 net sales of $44.2 million and net income of $4.3 million, and first quarter of fiscal 1997 sales of $40.2 million and net income of $1.0 million. During the subsequent four consecutive fiscal quarters, from the second quarter of fiscal 1997 through the first quarter of fiscal 1998, the Company's net sales and net income increased sequentially, excluding the net loss reported in the third fiscal quarter of 1997 due to a pre-tax charge for in process research and development related to an acquisition. With the charge, results for the third quarter of fiscal 1997 reflected a net loss of $0.9 million. Without the charge, third quarter fiscal 1997 net income would have been $4.4 million. At the peak of this four quarter period ending in the first quarter of 1998, net sales for the first quarter reached $82.4 million and net income reached $9.2 million. In the second quarter of fiscal 1998, net sales and net income decreased from the first quarter of 1998. The decreases prior to the fourth quarter of fiscal 1997 were due primarily to a significant weakness in the ATE market which materially adversely affected the Company's business, financial condition and results of operations and several other companies in the semiconductor equipment industry. The ATE industry returned to a capacity expansion mode in fiscal 1997, resulting in sequential increases in revenues during the second, third, and fourth quarters of fiscal 1997 and the first quarter of fiscal 1998. However in the second quarter of fiscal 1998, net sales decreased 9% from the prior quarter due to an industry slowdown and the Company believes that in the short term its net sales and net income, if any, will be lower sequentially than in prior periods. There can be no assurance they will not continue to decrease in subsequent quarters. Other factors that have caused and will continue to cause the Company's results to fluctuate include the timing of new product announcements and releases by the Company or its competitors, market acceptance of new products and enhanced versions of the Company's products, manufacturing inefficiencies associated with the start up of new products, changes in pricing or payment terms and cycles by the Company, its competitors, customers or suppliers, manufacturing capacity, the ability to volume produce systems and meet customer requirements, inventory obsolescence and writeoffs, patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components, subassemblies and services, expenses associated with acquisitions and alliances, product discounts, customization and reconfiguration of systems, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, cyclicality or downturns in the semiconductor market and the markets served by the Company's customers, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in the future, which will affect its operating results, financial condition and business. The Company's gross margins on system sales have varied significantly, and will continue to vary significantly based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, reserves, production volume, new product introductions, product reliability, the rate of capacity utilization, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

Limited Systems Sales; Backlog

     The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $3.6 million, excluding the EPRO memory products, for which the price range is typically below $50,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all orders necessary to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the Company's net sales continue to be shipped near the end of each quarter. Accordingly, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which could have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could continue to cause future shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce its significant fixed expenses in a particular period if the Company's net sales goals for such period are not met. Accordingly, there can be no assurance that the Company will be profitable or that it will not sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

Cyclicality of Semiconductor Industry

     The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors and companies which specialize in contract packaging and/or testing of semiconductors, including manufacturers and contractors that are opening new or expanding existing fabrication facilities, or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically and recently, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The Company has in the past experienced shipment delays, delays in commitments and purchase order restructurings by several of its customers and anticipates that this may continue to occur in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales or rate of growth. Through the first three quarters of 1997, the Company's net sales, gross margins and net income were significantly below the net sales, gross margins and net income, respectively, of the comparable prior year's quarterly results. In the fourth quarter of 1997 and the first quarter of 1998, the Company's net sales and net income were significantly above the net sales and net income of the fourth quarter of 1996 and the first quarter of 1997, respectively. However, in the second quarter of fiscal 1998, net sales and net income decreased over the first quarter of fiscal 1998, the Company believes they will decrease further in the short term, and there can be no assurance that they will not decrease from prior quarter or prior year amounts in future quarters. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future. Company net sales to the Asia Pacific region accounted for approximately 68%, 63%, 66%, 58%, and 45% of total net sales in the second quarter and first half of fiscal 1998, and fiscal years 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry has resulted in reduced spending for semiconductor capital equipment, including ATE which the Company sells. This industry slowdown has had and may continue to have an adverse impact on the Company's product backlog, balance sheet and results of operations.

Management of Fluctuations in Operating Results

     The Company has over the last several years experienced significant fluctuations in its operating results. Since 1993, the Company has overall significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the March 1995 acquisition of EPRO, the Company's establishment of a joint venture with Innotech, Inc., the Company's acquisition in July 1997 of the assets and certain liabilities of Test Systems Strategies, Inc. ("TSSI"), the Company's acquisition in August 1997 of a software product line from Zycad Corporation ("Zycad") and the June 1998 acquisition of assets and assumption of certain liabilities from Heuristics Physics Laboratories, Inc. ("HPL"). However, the Company has during certain historical periods, as discussed above, experienced revenue declines and reductions in its operations. These fluctuations in the Company's sales and operations have placed a considerable strain on its management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, the Company has been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding or contracting consistent with the Company's business. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support fluctuations in the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand or contract such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition or results of operations.

Expansion of Operations

     Currently, the Company is devoting and will continue to devote significant resources to the development of new products and technologies. During 1998, the Company is conducting evaluations of these new products and will continue to invest significant additional resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to begin production of these products and to provide the marketing, administration and after-sales service and support, if any, required to service and support these new hardware and software products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory and warranty reserve requirements and the creation of after-sales service and support organizations. In addition, the increases in inventory on hand for new hardware and software product development and customer support requirements increase the risk of inventory write-offs. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected. There can be no assurance that net sales will increase or remain at recent levels or that any new products will be successfully commercialized.

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

Rapid Technological Change; Importance of Timely Product Introduction

     The ATE market is subject to rapid technological change and new product introductions and enhancements and related software tools. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including the products under development acquired in the EPRO merger and the TSSI, Zycad and HPL product line acquisitions. The Company's customers require testers and software products with additional features and higher performance and other capabilities. The Company is therefore required to enhance the performance and other capabilities of its existing systems and software products and related software tools. Any success by the Company in developing new and enhanced systems and software products and new features to its existing systems and software products depends upon a variety of factors, including product selection, timely and efficient completion of product design, implementation of manufacturing and assembly processes and coding and debugging of software, product performance and reliability in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. The inability of the Company to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on the Company's business, financial condition or results of operations. New product or technology introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, new product introductions by the Company may cause the Company's customers to curtail purchases of the older products and delay new product purchases. Any decline in demand for the Company's hardware or software products, compared to the demand anticipated by the Company, could have a materially adverse affect on the Company's business, financial condition or results of operations.

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

Customer Concentration; Lengthy Sales Cycle

     One customer (a distributor in the Asia Pacific Region) accounted for 40%, 34%, 30%, 25% and 17% of the Company's net sales in the second quarter of fiscal 1998 and in the first half of fiscal 1998 and fiscal years 1997, 1996 and 1995, respectively. Another customer accounted for 11% of net sales in fiscal 1995. The loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing or reliability problems with the Company's products, continued slowdowns in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

Acquisitions

     The  Company  has  developed  in  significant   part  through  mergers  and
acquisitions of other companies and businesses. Prior to its initial public offering in 1993, the Company acquired two companies and the semiconductor test division of Tektronix, Inc. In 1995, the Company acquired EPRO, a memory tester company. In July 1997, the Company acquired the assets and assumed certain liabilities of TSSI and, in August 1997, acquired the fault simulation and test program development products from Zycad. In June 1998 the Company acquired certain assets and assumed certain liabilities of HPL. The Company intends in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. Any future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets (which may exceed the benefits actually derived from the acquisitions), which could materially adversely affect the Company's business, financial condition or results of operations. The Company's charge for in-process research and development for the TSSI asset acquisition accounted for the Company's net loss for the third quarter of 1997. In addition, acquisitions involve numerous other risks, including difficulties in the assimilation of the operations, personnel, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and will continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

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

International Sales

     International sales accounted for approximately 80%, 74%, 70%, 67% and 55% of total net sales for the second quarter and first half of fiscal 1998 and fiscal years 1997, 1996 and 1995, respectively. As a result, the Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations. Company net sales to the Asia Pacific region accounted for approximately 68%, 66%, 66%, 58% and 45% of total net sales in the second quarter and first half of fiscal 1998 and fiscal years 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products, the availability and supply of product components to the Company, and ultimately the Company's consolidated results of operations. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry has resulted in reduced spending for semiconductor capital equipment, including ATE which the Company sells. This industry slowdown has had and may continue to have an adverse impact on the Company's product backlog, balance sheet and results of operations.

Importance of Japanese Market

     To date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company may be at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is important to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, the Company entered into a joint venture agreement with Innotech Corporation, a local distributor of its products, and set up a local subsidiary in Japan. The Company believes that Innotech is an important element of its strategy to increase its presence in Japan. If Innotech is not successful in selling such systems or such agreement is terminated, the Company's strategy to increase product sales into the Japanese market would be adversely affected. In addition, in recent years, Japanese semiconductor manufacturers substantially reduced their level of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment. There can be no assurance, however, that the Company will be able to achieve significant sales to, or will be able to compete successfully in, the Japanese semiconductor market segment.

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

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning with the year 2000, these date code fields may need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company is currently in the process of assessing and testing the software components of its products for year 2000 compliance. The Company does not believe that its products contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects, however, there can be no assurance that such errors or defects do not exist. Many commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance.

     Although the Company is not aware of any material operational issues associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

Volatility of Stock Price

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales of the Company's Common Stock into the marketplace, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1997, the price of the Company's Common Stock ranged from a high of $55.00 to a low of $13.75. In the first six months of fiscal 1998, the price of the Company's Common Stock has ranged from a high of $35.25 to a low of $18.13. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

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

Effects of Certain Anti-Takeover Provisions

     Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws and Delaware law may discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the Company's classified board of directors, the shareholdings of the Company's officers, directors and persons or entities that may be deemed affiliates, the recent adoption of a shareholder rights plan and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

PART II.  - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securityholders

     The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on March 26, 1998:

1. The following persons were duly elected as directors of the Company to serve for a three-year term ending upon the year 2000 Annual Stockholders' Meeting or until their successors are elected and qualified:

                                           Votes For            Votes Withheld
                                           ----------           --------------
     Jos. C. Henkens ....................  20,427,773               20,942
     William G. Howard, Jr ..............  20,414,423               34,292

2. A proposal to amend the Company's 1993 Stock Option Plan (the "Option Plan") to increase the maximum number of shares of Common Stock authorized for issuance over the term of the Option Plan from 4,125,001 to 4,625,001 shares was approved as follows:

                In Favor                  Opposed                Withheld
               ----------                ---------               --------
               11,303,376                6,346,065                101,073

3. A proposal to amend the Company's the Option Plan to implement an automatic share increase feature pursuant to which the number of shares available for issuance under the Option Plan will automatically increase on the first trading day of each fiscal year, subject to a formulated cap, was approved as follows:

                In Favor                  Opposed                 Withheld
               ----------                ---------                --------
               11,195,030                6,450,246                 105,238

4. A proposal to ratify the election of Ernst & Young LLP, as the Company's independent auditors for the fiscal year ending October 31, 1998 was approved as follows:

                In Favor                  Opposed                 Withheld
               ----------                ---------                --------
               20,335,613                   95,099                  18,003


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) See Exhibit Index on page 22.

     (b) A report on Form 8-K was filed on February 23, 1998, reporting earnings for first Quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CREDENCE SYSTEMS CORPORATION
                                ------------------------------------
                                            (Registrant)



         June 10, 1998                  /s/ DENNIS P. WOLF
      -------------------       ------------------------------------
             Date                       Dennis P. Wolf
                                        Senior Vice President,
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                                    PAGE
-------                                                                   ----

 2.11    Asset Purchase Agreement, dated as of June 1, 1998,
         between Credence Systems Corporation, a Delaware corporation and Yervant David Lepejian and Lawrence Kraus, as authorized representatives of all of the shareholders of Heuristic Physics
         Laboratories, Inc., a California corporation.  The Company shall furnish supplementally a copy of any omitted schedules
         to the Commission upon request.                                   23

10.26    Lease Agreement between the Company and Pacific Realty
         Associates, L.P., dated April 10, 1998.                           54

27.1     EDGAR Financial Data Schedule                                     89

