Form 10-Q
period 1998-07-31
CREDENCE SYSTEMS CORP
filed 1998-09-14
CIK 893162

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 0-22366

                          CREDENCE SYSTEMS CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         94-2878499
---------------------------------                     ------------------------
  (State or other jurisdiction)                            (IRS  Employer
of incorporation or organization)                        Identification No.)


 215 Fourier Ave., Fremont, California                         94539
---------------------------------------               ------------------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (510) 657-7400


--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     At August 25, 1998, there were 21,721,264 shares of the Registrant's common stock, $0.001 par value per share outstanding.


--------------------------------------------------------------------------------

CREDENCE SYSTEMS CORPORATION

                                       INDEX                            PAGE NO.



PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.........................................    3
           Condensed Consolidated Balance Sheets........................    3
           Condensed Consolidated Statements of Operations..............    4
           Condensed Consolidated Statements of Cash Flows..............    5
           Notes to Condensed Consolidated Financial Statements.........    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    8

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings............................................   23
Item 2.    Changes in Securities........................................   23
Item 3.    Defaults Upon Senior Securities..............................   23
Item 4.    Submission of Matters to a Vote of Securityholders...........   23
Item 5.    Other Information............................................   23
Item 6.    Exhibits and Reports on Form 8-K.............................   23

PART I  - FINANCIAL INFORMATION

Item I  - Financial Statements

                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 July 31, 1998      October 31,
                                                                       1997
                                                 -------------      -----------
                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......................  $ 55,621          $132,761
  Restricted cash ................................     4,600            10,002
  Short-term investments .........................    75,826            35,013
  Accounts receivable, net .......................    53,059            55,246
  Inventories ....................................    36,311            42,125
  Deferred income taxes ..........................    17,365             5,853
  Prepaid and other current assets ...............    12,490             7,148
                                                    --------          --------
    Total current assets .........................   255,272           288,148
Long-term investments ............................    27,207             8,561
Property and equipment, net ......................    40,428            43,050
Other assets .....................................    17,066            18,382
                                                    ========          ========
    Total assets .................................  $339,973          $358,141
                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................  $ 13,225          $ 13,182
  Accrued liabilities ............................    28,613            20,346
  Income taxes payable ...........................     2,317             4,284
    Total current liabilities ....................    44,155            37,812
Convertible subordinated notes ...................   115,000           115,000
Minority interest ................................       231               418
Stockholders' equity .............................   180,587           204,911
                                                    ========          ========
    Total liabilities and stockholders' equity ...  $339,973          $358,141
                                                    ========          ========


                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       Three Months Ended     Nine Months Ended
                                                             July 31,               July 31,
                                                       -------------------    -------------------
                                                         1998       1997        1998       1997
                                                       --------   --------    --------   --------

Net sales .............................................$ 37,322   $ 51,082    $194,357   $134,698
Cost of goods sold - on net sales .....................  16,901     21,638      84,003     59,451
Cost of goods sold - restructure and other ............  20,952         --      20,952         --
                                                       --------   --------    --------   --------
Gross margin ..........................................    (531)    29,444      89,402     75,247
Operating expenses:
   Research and development ...........................  11,569      9,257      37,293     27,016
   Selling, general and administrative ................  13,987     14,529      52,226     37,949
   In-process research and development ................   4,838      6,022       4,838      6,022
   Restructure and other ..............................  18,386         --      18,386         --
                                                       --------   --------    --------   --------
    Total operating expenses ..........................  48,780     29,808     112,743     70,987
                                                       --------   --------    --------   --------
Operating income (loss) ............................... (49,311)      (364)    (23,341)     4,260
Interest income and (other expenses), net .............      (7)     1,011       1,151      2,912
                                                       --------   --------    --------   --------
Income (loss) before income tax provision (benefit) ... (49,318)       647     (22,190)     7,172
Income tax provision (benefit) ........................ (15,682)     1,542      (6,458)     3,727
Minority interest .....................................     (50)         2        (124)         2
                                                       ========   ========    ========   ========
Net income (loss) .....................................$(33,586)  $   (897)   $(15,608)  $  3,443
                                                       ========   ========    ========   ========
Net income (loss) per share
    Basic .............................................$  (1.55)  $  (0.04)   $  (0.72)  $   0.16
                                                       ========   ========    ========   ========
    Diluted ...........................................$  (1.55)  $  (0.04)   $  (0.72)  $   0.15
                                                       ========   ========    ========   ========
Number of shares used in computing per share amount
    Basic .............................................  21,674     21,873      21,726     21,813
                                                       ========   ========    ========   ========
    Diluted ...........................................  21,674     21,873      21,726     22,323
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

                                                                                  Nine Months Ended
                                                                                        July 31,
                                                                               ----------------------
                                                                                 1998          1997
                                                                               --------      --------
Cash flows from operating activities:
   Net income (loss) .......................................................  $ (15,608)    $   3,443
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization ........................................     12,838         8,760
      Acquired in-process research and development .........................      4,838            --
      Loss related to restructure and other
            Accounts receivable ............................................      1,390            --
            Inventory ......................................................     19,791            --
            Prepaids and other current assets ..............................      2,956            --
            Impairment of fixed assets .....................................      7,928            --
            Impairment of purchased technology & investments ...............      4,118            --
            Excess facility cost ...........................................      2,656            --
            Other accruals .................................................        500            --
      Loss (gain) on disposal of property and equipment ....................        149           (26)
      Deferred income taxes ................................................    (11,512)           --
      Minority interest ....................................................        124            --
      Changes in operating assets and liabilities:
         Restricted cash, accounts receivable, inventories
         and other current assets ..........................................    (23,503)      (12,336)
         Accounts payable, accrued liabilities and
         income taxes payable ..............................................      4,157        (3,272)
                                                                               --------      --------
            Net cash provided by (used in) operating activities ............     10,822        (3,431)
Cash flows from investing activities:
   Purchases of short-term investments                                         (135,080)      (29,398)
   Maturities of available-for-sale short-term investments .................     63,644        44,722
   Sales of short-term investments .........................................     11,977         3,112
   Acquisition of property and equipment ...................................     (8,319)       (7,823)
   Other assets ............................................................    (10,498)       (3,639)
   Proceeds from sale of property and equipment ............................         --         1,736
                                                                               --------      --------
         Net cash (used in) provided by investing activities ...............    (78,276)        8,710
Cash flows from financing activities:
   Issuance of common stock ................................................      3,109         1,998
   Repurchase of common stock ..............................................    (12,795)           --
                                                                               --------      --------
         Net cash (used in) provided by financing activities ...............     (9,686)        1,998
                                                                               --------      --------
Net increase (decrease) in cash and cash equivalents .......................    (77,140)        7,277
Cash and cash equivalents at beginning of period ...........................    132,761        48,649
                                                                               ========      ========
Cash and cash equivalents at end of period .................................  $  55,621     $  55,926
                                                                               ========      ========
Supplemental disclosures of cash flow information:
   Interest paid ...........................................................  $   3,103     $       1
   Income taxes paid .......................................................  $  12,492     $   2,533
Noncash investing activities:
   Net transfers of inventory to property and equipment ....................  $   7,427     $  11,684
Noncash financing activities:
   Income tax benefit from stock option exercises ..........................  $     970     $     149

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Quarterly Financial Statements

         The condensed consolidated financial statements and related notes for the nine months ended July 31, 1998 and 1997 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1997 included in its most recent Annual Report on Form 10-K and the additional risk factors, including, without limitation, risks relating to fluctuations in operating results, rapid technological change, importance of timely product introduction, limited system sales, backlog, cyclicality of semiconductor industry, expansion of operations, management of fluctuations in operating results, sole or limited sources of supply, reliance on subcontractors, highly competitive industry, dependence on key customers, lengthy sales cycle, dependence on key personnel, international sales, proprietary rights, acquisitions, importance of Japanese market, Year 2000 compliance, ability to reduce operating expenses, leverage, future capital needs and volatility of stock price, as set forth in this Report. Any party interested in reviewing these publicly available documents should write to the Chief Financial Officer of the Company.

         USE OF ESTIMATES - The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2.   Restructure and Other

         In the third quarter of fiscal 1998, the Company recorded restructure and other costs totaling $39,338,000. These charges are the result of the Company's reaction to a major downturn in the current and forecasted business outlook for the Automatic Test Equipment ("ATE") and related semiconductor and semiconductor equipment industries which took place during the period. As a result of this industry downturn, the company has downsized its own operations including reducing headcount, reducing the volume of products being produced and the cancellation or delay of various projects, including facilities expansions, certain research and development projects and various infrastructure enhancement projects. The impact of this downsizing and these decisions, is that significant amounts of the Company's inventories, receivables, fixed assets, prepaid expenses, investments and purchased technologies have been impaired and certain liabilities have been incurred. As a result, and in accordance with Financial Accounting Standards No. 121, the Company has written down the related assets to their net realizable values and made provision for the estimated liabilities.

         Of the $39.3 million total charge, approximately $21.0 million was charged as cost of goods sold, of which approximately $19.8 million was related to write down of excess or obsolete inventories. The elements of the total charge as of July 31, 1998 are as follows (in thousands):

    Write down of inventories to net realizable value
    (including expected losses on supplier commitments)                $ 19,791
    Write down of excess fixed assets to fair value                       7,928
    Write down purchased technology and investments to fair value         4,118
    Write-off of prepaid and other current assets                         2,956
    Excess facility costs                                                 2,656
    Write down of receivables to net realizable value                     1,390
    Employee termination benefits and accrued liabilities                   500
                                                                        -------
                                                                       $ 39,339
                                                                       ========

         Cash expenditures associated with the restructuring plan were approximately $170,000 in the third quarter of fiscal 1998. It is expected that approximately $1.8 million and $1.5 million of cash expenditures, primarily related to losses on supplier commitments and lease payments on excess facilities, will occur during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. Subsequent cash expenditures, related primarily to lease payments on excess facilities, will be approximately $1.5 million over an 18 month period.

3.   Inventories

         Inventories   are  stated  at  the  lower  of   standard   cost  (which
approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                                   July 31,       October 31,
                                                     1998            1997
                                                   --------       -----------
               Raw materials ..................... $  9,969         $ 24,862
               Work-in-process ...................   22,791           14,173
               Finished goods ....................    3,551            3,090
                                                   --------         --------
                                                   $ 36,311         $ 42,125
                                                   ========         ========

4.   Net Income (Loss) Per Share

         The Company has adopted Statement of Financial Accounting Standards No.128 "Earnings Per Share" (SFAS 128) beginning in the first quarter of fiscal 1998. Accordingly, net income (loss) per share (basic) is based upon the weighted average number of common shares outstanding during the period. Net income (loss) per share (diluted) is based upon the weighted average number of common shares and dilutive potential common shares outstanding during the period. The Company's convertible subordinated notes are not dilutive potential common shares and, accordingly, were excluded from the calculation of net income
(loss) per share (diluted). Options to purchase 1,023,195 shares at an average price of $28.26 per share were outstanding at July 31, 1998 but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares and the Company incurred a net loss. Therefore, the effect of including the options would be antidilutive. All earnings (loss) per share amounts for all periods have been presented to conform to SFAS 128 requirements. The following table sets forth the computation of basic and dilutive net income (loss) per share (in thousands):

                                                         Three Months Ended      Nine Months Ended
                                                              July 31,                July 31,
                                                        --------------------    --------------------
                                                          1998        1997        1998        1997
                                                        --------    --------    --------    --------
  Numerator:
    Numerator for basic and diluted
    earnings per share - net income (loss) ........... $(33,586)   $   (897)   $(15,608)   $  3,443
                                                        --------    --------    --------    --------
  Denominator:
    Denominator for basic earnings per
     share-weighted-average shares ...................   21,674      21,873      21,726      21,813

  Effect of dilutive securities-
     employee stock options ..........................       --          --          --         510
                                                        --------    --------    --------    --------
  Denominator for diluted earnings per
     share-adjusted weighted-average shares
     and assumed conversions .........................   21,674      21,873      21,726      22,323
                                                        --------    --------    --------    --------
  Basic earnings (loss) per share .................... $  (1.55)   $  (0.04)   $  (0.72)   $   0.16
                                                        ========    ========    ========    ========
  Diluted earnings (loss) per share .................. $  (1.55)   $  (0.04)   $  (0.72)   $   0.15
                                                        ========    ========    ========    ========

5.   Contingencies

         The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

         On July 21, 1998, the Company received a letter from inTEST IP Corporation alleging that the Company is infringing its U.S. Pat. No 4,589,815. The Company is investigating the allegation, and has nothing to report at this time with respect to the merits of the allegation or its financial impact on the Company, if any.

6.   Commitments

         The Company currently has an agreement with Summit Design, Inc. to purchase product licenses through 1999. The remaining commitment under this agreement as of July 31, 1998 is approximately $4.6 million. Restricted cash represents cash in escrow related to the remaining purchase commitments under this agreement.

7.   Acquired In-Process Technology

         On June 1, 1998, the Company purchased from Heuristic Physics Laboratories, Inc. ("HPL") certain assets and assumed certain liabilities relating to their memory test business for approximately $8.0 million in cash. The assumed liabilities amounted to approximately $0.2 million. In connection with this transaction, the Company recognized approximately $4.8 million of acquired in-process research and development expense. The remaining $3.2 million has been capitalized, of which $2.6 million is purchased technology which will be amortized ratably over five years. As of July 31, 1998, the Company had paid $6.0 million of the purchase price. The remaining purchase price will be paid when all the closing conditions have been met, which is anticipated to be in the fourth quarter of fiscal 1998.

8.   Line of Credit

         During the third quarter of fiscal 1998, the Company re-negotiated its unsecured working capital line of credit to increase the amount available for borrowings from $20.0 million to $40.0 million.

9.   Common Stock Repurchase

         During the nine months ended July 31, 1998, the Company has repurchased a total of 500,000 shares of its common stock at a cost of $12.8 million.

10.  Subsequent Events

     In August , 1998, the Board of Directors authorized the repurchase of up to $20.0 million in value of the Company's common stock.


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

         The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                            Three Months Ended      Nine Months Ended
                                                                  July 31,               July 31,
                                                            -------------------    -------------------
                                                              1998       1997        1998       1997
                                                            --------   --------    --------   --------
      Net sales                                               100.0%     100.0%      100.0%     100.0%
      Cost of goods sold - on net sales                        45.3       42.4        43.2       44.1
      Cost of goods sold - restructure and other               56.1         --        10.8         --
                                                              -----      -----       -----      -----
      Gross margin                                             (1.4)      57.6        46.0       55.9
      Operating expenses:
         Research and development                              31.0       18.1        19.2       20.0
         Selling, general and administrative                   37.5       28.4        26.9       28.2
         In process research & development                     13.0       11.8         2.5        4.5
         Restructure and other                                 49.3         --         9.4         --
                                                              -----      -----       -----      -----
             Operating expenses                               130.8       58.3        58.0       52.7
                                                              -----      -----       -----      -----
      Operating income (loss)                                (132.2)      (0.7)      (12.0)       3.2
      Interest income and (other expenses), net                 0.0        2.0         0.6        2.2
                                                              -----      -----       -----      -----
      Income (loss) before income tax provision (benefit)    (132.2)       1.3       (11.4)       5.4
      Income tax provision (benefit)                          (42.2)       3.1        (3.4)       2.8
                                                              -----      -----       -----      -----
      Net income (loss)                                       (90.0)%    ( 1.8)%     ( 8.0)%      2.6%
                                                              =====      =====       =====      =====


RESULTS OF OPERATIONS

NET SALES

         Net sales consist of revenues from the sale of systems, spare parts, maintenance contracts and software. Net sales were $37.3 million for the third quarter and $194.4 million for the first nine months of fiscal 1998, representing a decrease of 27.0% and an increase of 44.3% respectively, over the comparable periods of fiscal 1997. The decrease in third quarter net sales over the comparable period in fiscal 1997 was primarily due to significant weakness in the Automatic Test Equipment ("ATE") market in the third quarter of fiscal
1998 which materially adversely affected the company's business, financial condition and results of operations and several other companies in the semiconductor capital equipment market. The increase in the first nine months of fiscal 1998 over the comparable period of fiscal 1997 was due primarily to higher demands for ATE in the first and second quarters of fiscal 1998 over the comparable periods in fiscal 1997. International net sales accounted for approximately 61.0% and 72.0%, respectively, of the total net sales for the third quarter and nine months of fiscal 1998, compared to approximately 71.3% and 70.0%, respectively, for the comparable periods a year ago. The Company's international sales are denominated primarily in United States dollars. The decrease in international net sales in the third quarter of fiscal 1998 over the comparable period of fiscal 1997 was due to lower demand primarily in Asia.

GROSS MARGIN

         The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Gross margin percentages for the third quarter and the first nine months of fiscal 1998 were impacted by restructure and other charges. During the third quarter of fiscal 1998, the Company recognized approximately $21.0 million of restructure and other charges, of which $19.8 million was related to write down of inventory due to lower demands (See Note 2). Gross margin (excluding restructure and other) was 54.7% for the third quarter and 56.8% for the first nine months of fiscal 1998, compared with 57.6% for the third quarter and 55.9% for the first nine months of fiscal 1997. The gross margin decline (excluding restructure and other) in the third quarter of fiscal 1998 is primarily due to declining ASP's on older products and product mix change to newer products with higher cost due primarily to lower volume.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $11.6 million in the third quarter of fiscal 1998, an increase of $2.3 million or 25.0% over the same period of fiscal 1997. Research and development expenses were $37.3 million in the first nine months of fiscal 1998, an increase of $10.3 million or 38.0% over the same period in fiscal 1997. This increase, in absolute dollars, in the third quarter and the first nine months of fiscal 1998 over the comparable periods in fiscal 1997, reflected primarily the Company's continued development work on new products and product enhancements. As a percentage of net sales, research and development expenses were 31.0% for the third quarter and 19.2% for the first nine months of fiscal 1998, compared to 18.1% in the third quarter and 20.0% for the first nine months of fiscal 1997. The increase in R&D expenses as a percentage of net sales in the third quarter of fiscal 1998 over the comparable period of fiscal 1997 is attributable primarily to the significant decrease in net sales. The Company currently intends to continue to invest resources in the development of new products and enhancements of existing products for the foreseeable future. Currently the Company expects these expenses to decrease from current levels in absolute dollars for the remainder of fiscal 1998.

IN-PROCESS RESEARCH AND DEVELOPMENT

         On June 1, 1998, the Company purchased from Heuristic Physics Laboratories, Inc. ("HPL") certain assets and assumed certain liabilities relating to their memory test business for approximately $8.0 million in cash. In connection with this transaction, the Company recognized approximately $4.8 million of acquired in-process research and development expense. The remaining $3.2 million has been capitalized, of which $2.6 million is purchased technology which will be amortized ratably over five years.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $14.0 million in the third quarter of fiscal 1998, representing a $0.5 million or 3.7% decrease from the comparable period of fiscal 1997. Selling, general and administrative expenses were $52.2 million in the first nine months of fiscal 1998, an increase of $14.3 million or 37.6% over the same period in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses were 37.5% for the third quarter and 26.9% for the first nine months of fiscal 1998, compared with 28.4% and 28.2%, respectively, for the corresponding periods in fiscal 1997. The increase in SG&A expenses as a percentage of net sales in the third quarter of fiscal 1998, over the comparable period of fiscal 1997, is attributable primarily to the significant decrease in net sales. Currently the Company expects selling, general and administrative expenses for the remainder of fiscal 1998 to decrease from current levels in absolute dollars.

RESTRUCTURE AND OTHER CHARGE

         In the third quarter of fiscal 1998, the Company recorded restructure and other costs totaling $39,338,000. These charges are the result of the Company's reaction to a major downturn in the current and forecasted business outlook for the Automatic Test Equipment ("ATE") and related semiconductor and semiconductor equipment industries which took place during the period. As a result of this industry downturn, the company has downsized its own operations including reducing headcount, reducing the volume of products being produced and the cancellation or delay of various projects, including facilities expansions, certain research and development projects and various infrastructure enhancement projects. The impact of this downsizing and these decisions, is that significant amounts of the Company's inventories, receivables, fixed assets, prepaid expenses, investments and purchased technologies have been impaired and certain liabilities have been incurred. As a result, and in accordance with Financial Accounting Standards No. 121, the Company has written down the related assets to their net realizable values and made provision for the estimated liabilities.

         Of the $39.3 million total charge, approximately $21.0 million was charged as cost of goods sold, of which approximately $19.8 million was related to write down of excess or obsolete inventories. The elements of the total charge as of July 31, 1998 are as follows (in thousands):

    Write down of inventories to net realizable value
    (including expected losses on supplier commitments)                $ 19,791
    Write down of excess fixed assets to fair value                       7,928
    Write down purchased technology and investments to fair value         4,118
    Write-off of prepaid and other current assets                         2,956
    Excess facility costs                                                 2,656
    Write down of receivables to net realizable value                     1,390
    Employee termination benefits and accrued liabilities                   500
                                                                        -------
                                                                       $ 39,339
                                                                       ========

         Cash expenditures associated with the restructuring plan were approximately $170,000 in the third quarter of fiscal 1998. It is expected that approximately $1.8 million and $1.5 million of cash expenditures, primarily related to losses on supplier commitments and lease payments on excess facilities, will occur during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. Subsequent cash expenditures, related primarily to lease payments on excess facilities, will be approximately $1.5 million over an 18 month period.

INTEREST INCOME AND OTHER EXPENSES, NET

         The Company generated nominal net interest and other expenses for the third quarter and $1.2 million for the first nine months of fiscal 1998, compared to $1.0 million and $2.9 million, respectively, for the corresponding periods of fiscal 1997. The decreases in net interest income and other expenses over prior periods were primarily due to lower interest rates earned on the purchases of additional tax exempt securities, lower average investment balances, and losses on disposal of fixed assets.

INCOME TAXES

         Excluding the impact of in-process research and development, the Company's effective tax rate for the third quarter and the first nine months of fiscal 1998 and 1997 is 34% and 33.5%, respectively. Excluding the impact of the in-process research and development, the effective tax rates are less than the combined federal and state statutory tax rate primarily due to the benefit of the Company's foreign sales corporation.

         The tax provision (benefit) for the third quarter and first nine months of both 1998 and 1997 consist of two items: a tax provision (benefit) on pre-tax book income (loss) excluding the in-process research and development, and a tax benefit on the in-process research and development.

         A valuation allowance has been established in the third quarter of fiscal 1998 and 1997 to offset a portion of the deferred tax assets attributable to the in-process research and development. Due to the period over which these tax benefits will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities provided was $10.8 million and used $3.4 million for the nine months ended July 31, 1998 and 1997, respectively. Net cash flows provided by operating activities for the nine months ended July 31, 1998 were primarily from depreciation and amortization of $12.8 million, acquired in-process research and development expense of $4.8 million, restructure and other charge of $39.3 million, and a net increase in accounts payable, accrued liabilities, and income taxes payable of $4.2 million, partially offset by a loss of $15.6 million, deferred income taxes of $11.5 million, and a net decrease in restricted cash, accounts receivable, inventories and other current assets of $23.5 million. Investing activities used $78.3 million and provided $8.7 million for the nine months ended July 31, 1998 and 1997, respectively. In the first nine months of fiscal 1998, the Company experienced a net increase of $59.5 million in short-term and long-term investments while also purchasing $8.3 million of property and equipment. Net cash from financing activities used $9.7 million and provided $2.0 million for the nine months ended July 31, 1998 and 1997, respectively. The use of cash in the first nine months of fiscal 1998 was primarily due to the Company repurchasing 500,000 of its shares of common stock at a cost of approximately $12.8 million. The purpose of the repurchase was to offset potential future dilution resulting from increases of available stock under the Company's stock option plan and employee stock purchase plan.

         As of July 31, 1998, the Company had working capital of approximately $211.1 million, including cash and short-term investments of $136.0 million, $53.1 million of accounts receivable and $36.3 million of inventories. The
Company expects accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories subject the Company to increased risks, including uncollectability of receivables and write-offs of both hardware and software inventories, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $37.8 million as of October 31, 1997 increased to $44.2 million as of July 31, 1998. The $6.4 million increase was due primarily to increases in accrued liabilities by $8.3 million, offset by a decrease in income taxes payable of $1.9 million.

     The Company's principal sources of liquidity as of July 31, 1998 consisted of approximately $55.6 million of cash and cash equivalents, short-term investments of $75.8 million, a $10.0 million accounts receivable purchase agreement expiring in April 30, 1999 (through which no receivables have been sold as of July 31, 1998) and $40.0 million available under the Company's unsecured working capital line of credit expiring on July 23, 1999. In addition, the Company has $27.2 million of available-for-sale investments, classified as long-term. As of July 31, 1998, no amounts were outstanding under the unsecured line of credit. Additionally, as of July 31, 1998, the Company has operating leases for facilities and test and other equipment totaling approximately $45.0 million.

RISK FACTORS

         The Company's results of operations are affected by a variety of factors, including the following:

Fluctuations in Operating Results
---------------------------------

         The Company's operating results have in the past fluctuated significantly and will in the future fluctuate significantly, due to a variety of factors. The Company's operating performance from the first quarter of fiscal 1993 through the third quarter of fiscal 1996 produced sequential quarter-to-quarter growth in both net sales and net income, culminating in net sales of $67.2 million and net income of $11.5 million for the third fiscal quarter of 1996. The Company then reported two consecutive quarters of decreasing net sales and decreasing net income, with fourth quarter of fiscal 1996 net sales of $44.2 million and net income of $4.3 million, and first quarter of fiscal 1997 sales of $40.2 million and net income of $1.0 million. During the subsequent four consecutive fiscal quarters, from the second quarter of fiscal 1997 through the first quarter of fiscal 1998, the Company's net sales and net income increased sequentially, excluding the net loss reported in the third fiscal quarter of 1997 due to a pre-tax charge for in process research and development related to an acquisition. With the charge, results for the third quarter of fiscal 1997 reflected a net loss of $0.9 million. Without the charge, third quarter fiscal 1997 net income would have been $4.4 million. At the peak of this four quarter period ending in the first quarter of 1998, net sales for the first quarter reached $82.4 million and net income reached $9.2 million. In the third quarter of fiscal 1998, net sales and net income decreased from the second quarter of 1998. The decreases prior to the fourth quarter of fiscal 1997 were due primarily to a continued weakness in the ATE market which materially adversely affected the Company's business, financial condition and results of operations and several other companies in the semiconductor equipment industry. The ATE industry returned to a capacity expansion mode in fiscal 1997, resulting in sequential increases in revenues during the second, third, and fourth quarters of fiscal 1997 and the first quarter of fiscal 1998. However in the second and third quarters of fiscal 1998, the Company reported consecutive decreasing net sales and net income due to an industry slowdown and the Company believes that in the short term its net sales and net income, if any, may be lower sequentially than in recent prior periods. There can be no assurance they will not continue to decrease in subsequent quarters. This trend may continue to cause the Company to generate net losses in the next several quarters. Other factors that have caused and will continue to cause the Company's results to fluctuate include the timing of new product announcements and releases by the Company or its competitors, market acceptance of new products and enhanced versions of the Company's products, manufacturing inefficiencies associated with the start up of new products, changes in pricing or payment terms and cycles by the Company, its competitors, customers or suppliers, manufacturing capacity, the ability to volume produce systems and meet customer requirements, inventory obsolescence and writeoffs, patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components, subassemblies and services, expenses associated with acquisitions and alliances, product discounts, customization and reconfiguration of systems, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, cyclicality or downturns in the semiconductor market and the markets served by the Company's customers, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. The Company presently intends to introduce many new products and product enhancements in the future, which will affect its operating results, financial condition and business. The Company's gross margins on system sales have varied significantly, and will continue to vary significantly based on a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, product sales mix, reserves, production volume, new product introductions, product reliability, the rate of capacity utilization, customization and reconfiguration of systems, international and domestic sales mix and field service margins. In addition, new and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

Limited Systems Sales; Backlog
------------------------------

         The Company derives a substantial portion of its net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $3.6 million, excluding the EPRO memory products, for which the price range is typically below $50,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results for a particular period. The Company's net sales and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. The Company's backlog at the beginning of a quarter typically does not include all orders necessary to achieve the Company's sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a quarter have in the past and will in the future depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. Furthermore, products generating most of the
Company's net sales continue to be shipped near the end of each quarter. Accordingly, the failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period due, for example, to an order cancellation, a delay by a customer, manufacturing, technical, reliability or other difficulties, including difficulties relating to customization and reconfiguration of systems, a delay in the supply of components, subassemblies or services or a delay due to competitive or economic factors, may cause net sales in a particular period to fall significantly below the Company's expectations, which could have a material adverse effect upon the Company's business, financial condition or results of operations. The relatively long manufacturing cycle of many of its testers has caused and could continue to cause future shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition or results of operations. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition or results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty. In addition, the need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for the Company to reduce its significant fixed expenses in a particular period if the Company's net sales goals for such period are not met. Accordingly, there can be no assurance that the Company will be profitable or that it will not sustain losses in future periods. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has and may continue to be materially adversely affected.

Cyclicality of Semiconductor Industry
-------------------------------------

         The Company's business and results of operations depend in significant part upon the capital expenditures of manufacturers of semiconductors and companies which specialize in contract packaging and/or testing of semiconductors, including manufacturers and contractors that are opening new or expanding existing fabrication facilities, or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors  and  products  incorporating  semiconductors.  Historically  and recently, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The Company has in the past experienced shipment delays, delays in commitments and purchase order restructuring by several of its customers and anticipates that this may continue to occur in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales or rate of growth. Through the first three quarters of 1997, the Company's net sales, gross margins and net income were significantly below the net sales, gross margins and net income, respectively, of the comparable prior year's quarterly results. In the fourth quarter of 1997 and the first quarter of 1998, the Company's net sales and net income were significantly above the net sales and net income of the fourth quarter of 1996 and the first quarter of 1997, respectively. However, in the second and third quarters of fiscal 1998, net sales and net income decreased over the first quarter of fiscal 1998, the Company believes they may decrease further in the short term, and there can be no assurance that they will not decrease from prior quarter or prior year amounts in future quarters. The Company anticipates that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition or results of operations. Therefore, there can be no assurance that the Company's operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry has resulted in reduced spending for semiconductor capital equipment, including ATE which the Company sells. This industry slowdown has had and may continue to have an adverse impact on the Company's product backlog, balance sheet and results of operations.

Management of Fluctuations in Operating Results
-----------------------------------------------

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

Expansion of Product Lines
--------------------------

         Currently, the Company is devoting and will continue to devote significant resources to the development of new products and technologies. During 1998, the Company is conducting evaluations of these new products and may continue to invest significant additional resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to begin production of these products and to provide the marketing, administration and after-sales service and support, if any, required to service and support these new hardware and software products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not continue to be adversely impacted by start-up costs associated with the initial production and installation of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new hardware and software product development and customer support requirements increase the risk of inventory write-offs. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected. There can be no assurance that net sales will increase or remain at recent levels or that any new products will be successfully commercialized.

Limited Sources of Supply; Reliance on Subcontractors
-----------------------------------------------------

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

Highly Competitive Industry
---------------------------

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

         The Company faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Many of the Company's competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to certain products currently offered by the Company. The Company believes that if the ATE industry continues to consolidate through strategic alliances or acquisitions, the Company will continue to face significant additional competition from larger competitors that may offer more complete product lines and services than the Company. The Company's competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by the Company's competitors could continue to cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could continue to lead to intensified price-based competition, which has and could continue to materially adversely affect the Company's business, financial condition or results of operations. The Company has experienced and continues to experience significant price competition in the sale of all of its testers. In addition, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressures typically become more intense as the Company has experienced with sales of its older products. The Company believes that to be competitive, it must continue to expend significant financial resources in order to, among other items, invest in new product development and enhancements and to maintain customer service and support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

Rapid Technological Change; Importance of Timely Product Introduction
---------------------------------------------------------------------

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

Customer Concentration; Lengthy Sales Cycle
-------------------------------------------

          One customer (a distributor in the Asia Pacific Region) accounted for 30%, 33%, 30%, 25% and 17% of the Company's net sales in the third quarter of fiscal 1998 and in the first nine months of fiscal 1998 and fiscal years 1997, 1996 and 1995, respectively. Another customer accounted for 11% of net sales in fiscal 1995. The loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing or reliability problems with the Company's products, continued slowdowns in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could materially adversely affect the Company's business, financial condition or results of operations. The Company's ability to maintain or increase its sales levels in the future will depend in significant part upon its ability to obtain orders from existing and new customers and to manufacture systems on a timely and cost-effective basis, the financial condition and success of its customers, general economic conditions, and the Company's ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates. There can be no assurance that the Company will be able to maintain or increase the level of its net sales in the future or that the Company will be able to retain existing customers or attract new ones.

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

Acquisitions
------------

         The Company has developed in significant part through mergers and acquisitions of other companies and businesses. Prior to its initial public offering in 1993, the Company acquired two companies and the semiconductor test division of Tektronix, Inc. In 1995, the Company acquired EPRO, a memory tester company. In July 1997, the Company acquired the assets and assumed certain liabilities of TSSI and, in August 1997, acquired certain fault simulation and test program development products from Zycad. In June 1998, the Company acquired certain assets and assumed certain liabilities of HPL. The Company intends in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. Any future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities, expenditures and reserves, and amortization expenses related to goodwill and other intangible assets (which may exceed the benefits actually derived from the acquisitions), which could materially adversely affect the Company's business, financial condition or results of operations. In addition, acquisitions involve numerous other risks, including difficulties in the assimilation of the operations, personnel, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in and will continue to engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

Dependence on Key Personnel
---------------------------

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

International Sales
-------------------

         International sales accounted for approximately 61%, 72%, 70%, 67% and 55% of total net sales for the third quarter and first nine months of fiscal 1998 and fiscal years 1997, 1996 and 1995, respectively. As a result, the Company anticipates that international sales will continue to account for a significant portion of total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, integration of foreign operations of acquired businesses, foreign currency exchange rate fluctuations, difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor equipment. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company's business, financial condition or results of operations. Company net sales to the Asia Pacific region accounted for approximately 52%, 64%, 66%, 58% and 45% of total net sales in the third quarter and first nine months of fiscal 1998 and fiscal years 1997, 1996, and 1995, and thus are subject to the risk of economic instability in that region that might materially adversely affect the demand for the Company's products. Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products, the availability and supply of product components to the Company, and ultimately the Company's consolidated results of operations. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry has resulted in reduced spending for semiconductor capital equipment, including ATE which the Company sells. This industry slowdown has had and may continue to have an adverse impact on the company's product backlog, balance sheet and results of operations.

         The Company is currently in the process of assessing the issue raised by the introduction of a Single European Currency (Euro) scheduled to be introduced on January 1, 1999. While still in the assessment phase, the Company does not expect that the introduction and the use of the Euro will have a material effect on the Company's financial condition or results of operations.

Importance of Japanese Market
-----------------------------

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

Proprietary Rights
------------------

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

         This prior art, however, is relevant to the scope of certain claims set forth in the United States patent covering another of the Company's proprietary CMOS stabilization methods. The European examiner referred to this prior art in the corresponding European patent application. The European application was approved, but with narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based in part upon the advice of outside patent counsel, and on the Company's review of its current products, the Company believes that this patent will continue to be valuable to the Company in preventing imitation of the Company's products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid as a result of other alleged prior art. On November 13, 1997, the Company requested the United States Patent and Trademark Office (USPTO) to re-examine the subject United States patent in light of the two prior art references. On January 7, 1998, USPTO responded by granting the Company's request for re-examination. On May 21, 1998, the USPTO notified the Company of its intent to issue a re-examination certificate with claims comparable in scope to the European patent. The re-examination certificate is scheduled to issue on September 1, 1998.

         In July, 1998, inTEST IP Corporation ("inTEST") alleged in writing that one of the Company's products is purportedly infringing a patent held by inTEST. The Company may also be obligated to other third parties relating to this allegation. The Company is currently investigating the allegation. There can be no assurance that the Company will be successful in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

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

Future Capital Needs
--------------------

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

Year 2000 Compliance
--------------------

         The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems even though the other systems are themselves "Year 2000 compliant."

         The Company's Board of Directors has reviewed the Year 2000 issue generally and as it may affect the Company's business activity. The Company is implementing a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities, which will be modified as circumstances change and is monitored by a sub-committee of the Company's Board of Directors. Under the Plan, the Company is using a five phase methodology for addressing the issue. The phases are Awareness, Assessment, Renovation, Validation and Implementation.

         Awareness consists of defining the Year 2000 problem and gaining executive level support and sponsorship. A Year 2000 program team was established and an overall strategy created. During Assessment, all internal systems, products and supply chain partners are inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases, however, ongoing work will be required in these areas as the Company completes its assessment of existing supply chain partners and enters into new supply chain relationships in the ordinary course of business.

Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Renovation has begun on mission-critical systems and is targeted for completion by December 31, 1998. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation will start in late 1998 and continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a live environment. The Company is in the early stages of the Implementation phase.

         The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, business and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. Notwithstanding the Company's efforts, there can be no assurance that the Company, mission-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

         The Company is developing contingency plans for implementation in the event that the Company, mission-critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

         Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will be approximately $2.5 million. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. The Company has incurred approximately $500,000 through July 31, 1998. A significant portion of total Year 2000 project expenses is represented by existing staff that has been redeployed to this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period.

         The extent and magnitude of the Year 2000 Problem as it will affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are lack of control over systems that are used by third parties who are critical to the Company's operation, dependence on third party software vendors to deliver Year 2000 upgrades in a timely manner, complexity of testing inter-connected networks and applications that depend on third party networks and the uncertainty surrounding how others will deal with liability issues raised by Year 2000 related failures. There can be no assurance for example, that systems used by third parties will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Company's business. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Company's implementation of the Plan.

         Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third party systems, there can be no assurance that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including the costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

Volatility of Stock Price
-------------------------

         The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales or purchases of the Company's Common Stock in the marketplace, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1997, the price of the Company's Common Stock ranged from a high of $55.00 to a low of $13.75. In the first nine months of fiscal 1998, the price of the Company's Common Stock has ranged from a high of $33.88 to a low of $17.06. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Leverage
--------

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

Effects of Certain Anti-Takeover Provisions
-------------------------------------------

         Certain provisions of the Company's Certificate of Incorporation, shareholders rights plan, equity incentive plans, Bylaws and Delaware law may discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the Company's classified board of directors, the shareholdings of the Company's officers, directors and persons or entities that may be deemed affiliates, the recent adoption of a shareholder rights plan and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

PART II.  - OTHER INFORMATION

Item 1. Legal Proceedings

         None
Item 2. Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Securityholders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index on page 22.

         (b) A current report on Form 8-K was filed on July 10, 1998, disclosing the effect of the Company's adoption of FAS 128, "Earnings per Share," on the Company's Financial Statements for the fiscal year ended October 31, 1997 and related Financial Data Schedules for the applicable periods.

         (c) A report on From 8-K was filed on June 3, 1998, disclosing the Shareholders Rights Plan.

         (d) A report on Form 8-K was filed on May 20, 1998, disclosing the Registrant's financial results for the second quarter ended April 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CREDENCE SYSTEMS CORPORATION
                                         ------------------------------------
                                                     (Registrant)



             September 11, 1998                  /s/ DENNIS P. WOLF
             ------------------          ------------------------------------
                   Date                              Dennis P. Wolf
                                               Senior Vice President and
                                                Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                                                                      Page

 4.1 Shareholder Rights Plan - Incorporated by reference to an exhibit to the Company's current report on Form 8-K as filed with the Commission on June 3, 1998.

10.1   Amendment to Loan Agreement dated July 24, 1998 between Silicon
       Valley Bank, Bank of Hawaii and Credence Systems Corporation.          26

10.2   Non-Recourse Receivables Purchase Agreement dated May 1, 1998 between Silicon Valley Financial Services and Credence  Systems
       Corporation.                                                           30

27.1   EDGAR Financial Data Schedule                                          36