Form 10-K
period 1998-10-31
CREDENCE SYSTEMS CORP
filed 1999-01-29
CIK 893162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended October 31, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
             None                                  None

Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, $0.001 par value
                                        Preferred Stock Purchase Rights


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]       No  [_]

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, as of January 20, 1999 was approximately $250,141,176 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On January 20, 1999, approximately 20,446,311 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on March 24, 1999 are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS

       Credence Systems Corporation designs, manufactures, sells and services automatic test equipment ("ATE") used for testing semiconductor integrated circuits ("ICs"). The Company also develops, licenses and distributes related software products. The Company serves a broad spectrum of the semiconductor industry's testing needs through a wide range of products that test digital logic, mixed-signal and non-volatile memory semiconductors. Credence utilizes its proprietary technologies to design products intended to provide a lower total cost of ownership than competing products while meeting the increasingly demanding performance requirements of today's ATE market. The Company's products are primarily designed to test semiconductors that are produced in high volume. The Company's customers include major semiconductor manufacturers as well as assembly and test services companies.

       Credence was incorporated in California in March 1982 to succeed to the business of a sole proprietorship and was reincorporated in Delaware in October 1993. The term "Credence" or the "Company" includes, when the context so requires, Credence Systems Corporation, and its subsidiaries, including Fluence Technology, Inc. ("Fluence"), formerly named Test Systems Strategies, Inc. (a Delaware corporation), which the Company formed to acquire certain assets from Test Systems Strategies, Inc. and its parent, Summit Design Inc., (the "Summit Acquisition") in July 1997. It also includes certain fault simulation and test program development products of Zycad Corporation ("Zycad"), which the Company acquired in August 1997 (the "Zycad Acquisition"), and the memory test business assets acquired from Heuristics Physics Laboratories, Inc. ("HPL") on June 1, 1998. 1

Background
----------

       Dramatic advances in semiconductor process technology have improved the performance and lowered the average selling prices ("ASPs") of semiconductor devices (semiconductors) to levels that now support their use in a wide range of office, consumer, automotive, communications, industrial and other products. In order to maintain or improve gross margins as semiconductor ASPs decline, semiconductor manufacturers are constantly seeking ways to reduce manufacturing costs.

       Testing is a principal element in the cost structure of high volume production of semiconductors. As a result of improved efficiencies in wafer fabrication, test costs have become a higher percentage of the total cost of manufacturing. This shift in cost structure has changed the traditional criteria for selection of ATE. Although performance was the dominant factor in the selection of ATE in the past, the Company believes that economic considerations have assumed much greater importance to semiconductor manufacturers. Purchasers of ATE now examine more carefully the total cost of ownership of ATE. Total cost of ownership includes the initial purchase price of the tester, as well as the tester's reliability, flexibility, size, power and air conditioning requirements, upgrade-ability and maintenance costs, including spare parts.

       Traditionally, semiconductor die were minimally tested at wafer probe and underwent rigorous performance testing to full specification only at the completion of final packaging. Today, assembly and packaging have become increasingly expensive compared with the cost of the die, such that their costs may exceed the cost of the die itself. This trend has influenced semiconductor manufacturers to shift performance testing increasingly toward wafer probe. By subjecting devices to performance testing earlier in the manufacturing process, defective die are detected and eliminated before assembly and packaging costs are incurred.

       Increased facility costs and the trend toward performance testing at wafer probe have led to the increased importance of smaller testers in the semiconductor manufacturing process. Performance testing at wafer probe requires that the device under test be located in close physical proximity to the measuring circuits of the tester in order to minimize potential signal distortions that can negatively impact testing yields. Smaller testers can more easily be placed in close physical proximity to such circuits. In addition,

----------
 1 "Credence Systems Corporation," "Credence", "SC212," "ValStar," "Quartet," "Quartet One," "MemBIST," "Triton," "EPRO," "BOST," "Kalos," and "DUO" are trademarks of the Company. This Annual Report on Form 10-K also includes trademarks of other companies.

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

       For over 20 years, emitter-coupled logic ("ECL") has been the conventional process technology used by the Company and others for the ICs used in ATE due to its speed, repeatability and precision. ECL technology, however, results in low functionality per chip and requires continuous power. As a result, conventional ATE systems generally are large, expensive and require significant electrical power to operate.

       Another process technology commonly used in the manufacture of semiconductors is complementary metal oxide semiconductor ("CMOS"). As compared to ECL, CMOS technology allows higher functionality for a given chip size and requires less power to operate. Some ATE manufacturers use a combination of ECL and CMOS to lower the cost of ATE by reducing the use of ECL.

       The production of ATE based exclusively on CMOS technology, however, had been limited by the inability of CMOS to meet the timing and measurement demands of semiconductor testing. Although the speed of CMOS was acceptable, its timing stability was not. This problem results from the tendency of CMOS circuits to experience timing drift as a function of temperature and voltage variation during tests. To fully benefit from the economic and other advantages of CMOS technology, the challenge has been to control this drift characteristic in order to produce semiconductors for ATE that meet the performance requirements of semiconductor testing.

The Credence Solution and Strategy
----------------------------------

       Credence has developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable the Company to produce testers that are smaller and require less power than those based upon ECL technology and that are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today's ATE market. CMOS technology allows the circuits used in Credence's testers to be reduced, or "scaled" down in size as IC process technology improves, resulting in higher performance and freeing space on the die for additional functionality. This scalability feature enables the Company to develop and manufacture smaller, higher performance ICs for use in its testers at what Credence believes to be a lower cost, and with a potentially shorter development cycle, than traditional process technologies.

       Credence's objective is to be the leading supplier of cost-effective ATE for production testing of ICs used in high volume applications. The Company's business strategy incorporates the following key elements:

       o Technology Leadership. The Company believes that its proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. In addition, the Company believes the scalability of this technology will allow it to offer new products and enhancements in a potentially shorter time and at a lower cost than many of its competitors that base their products on traditional less-scalable architecture.

      o Lower Total Cost of Ownership. The Company seeks to provide ATE to its customers at a lower total cost of ownership than many competing products currently available while meeting the performance requirements of its customers. The Company believes that the system price, reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts, of its testers enable its customers to more cost effectively test ICs. Credence's proprietary CMOS stabilization technology is integral to the successful implementation of this strategy.

     o Diverse, High-Volume Markets. Credence's products target the testing of digital logic, mixed-signal and non-volatile memory devices that are used in a broad range of growing end-user market segments. The Company's products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

     o Worldwide Technical Support and Customer Service. As semiconductor manufacturers expand their operations worldwide, they require that their ATE suppliers have the capability to provide global support and service and training. To meet this requirement, Credence utilizes a combination of direct sales, service and support personnel and a broad network of independent distributors located in close proximity to major customer sites. Credence and its distributors currently maintain locations throughout the world to service and support Credence's customers.

     o Reduce Time-to-Market. The Company believes that its customers require increasing levels of sophisticated software tools to assist in the utilization of ATE that minimizes time-to-market. The Company is focusing its software efforts on internal development of, and acquisition of companies or businesses, that develop such tools. Through its Fluence subsidiary, the Company has acquired the test development series ("TDS") and TDX products lines, from Summit Design, Inc. and Zycad, respectively, and has non-exclusive worldwide distribution rights for the Analog Test and Analog BIST (built-in self-test) products of Opmaxx, Inc. ("Opmaxx"). In addition, through the acquisition of certain assets of HPL, th Company obtained an array of memory BIST and related in-process software products. This is expected to add significant market opportunities in the next two years. The Company believes it is ideally positioned to capitalize on the "Design-to-Test" and the "Design-for-Test" markets with its new broad-based software product lines that integrate design and test.

Products
--------

       Credence currently offers a wide variety of products that test digital logic, mixed-signal and non-volatile memory ICs. Digital logic semiconductors produce discrete "on" and "off" logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. An example of digital logic semiconductors include logic devices such as microcontrollers. Certain digital devices which store and retrieve data are memory semiconductors. Non-volatile memory semiconductors retain their data when the power is turned off. Mixed-signal semiconductors combine both digital and analog functions. Analog semiconductors control external functions such as sound, graphics, and motor controls by producing continuous varying voltage or current. When these analog functions are combined onto a digital integrated circuit, the resulting device is considered a mixed-signal device.

       The Company's CMOS-based ATE products - the SC,Valstar, DUO and Quartet series - are designed to test high speed devices used in applications such as networking and personal computing as well as multimedia, digital television, high-definition television and personal communications. The Company's memory products Kalos, EPRO 142 and BTMA test non-volatile memory ("NVM") devices, including ROM, EPROM, EEPROM and Flash memories used in high volume applications in the consumer, automotive and telecommunications markets. During 1997, the Company introduced the ValStar 2000, a system which enables the testing of very complex devices, up to 1024 pins with high speed requirements. Also introduced was the Kalos Flash memory test system, a highly integrated parallel system that provides multi-site testing and is designed to lower the overall cost of test.

       During fiscal 1998, the Company introduced the Quartet series. The Quartet, a new system which is compatible with DUO, provides the enhanced capabilities required to test consumer mixed signal products with 200 MHz I/O, 20 bit analog, video, and radio frequency ("RF") input and output. Quartet directly addresses the cost sensitive needs of consumer related system-on-a-chip ("SOC") devices.

       During fiscal 1997, the Company acquired two software products lines: the Test Development Series ("TDS") product line in the Summit Acquisition and the Test Design eXpert ("TDX") product line in the Zycad Acquisition. TDS converts simulation waveform data and modifies it under user control to generate test programs for use on ATE. TDX grades and generates test vector sets, and provides other tools that enhance design testability.

       During fiscal 1998, the Company acquired the MemBIST products from HPL. The MemBIST products generate built-in self-test logic for embedded memories. In addition, a sales representative agreement was signed between Opmaxx and Fluence. The Opmaxx products are targeted at analog and mixed signal design and test applications.

       The following table sets forth the Company's current product offerings, their features and examples of typical devices tested by each product. Included in certain of the basic features are the anticipated cycle speed in megahertz ("MHz"), timing accuracy in either picoseconds ("ps") or nanoseconds ("ns"), the number and characteristics of the pins and the density in megabits ("Mb") of the device that can be tested:

-------------- --------------- -------------- -------------------------------- ------------------------------------
   Product      Series           Models           Basic Features                    Typical Devices
-------------- --------------- -------------- -------------------------------- ------------------------------------
                SC              SC 312         50 - 100 MHz                     Microcontrollers, ASSPs, DSPs and
                                SC Micro       64 - 304 Pins                    FPGAs
                                                + 350-500 ps accuracy

               --------------- -------------- -------------------------------- ------------------------------------
                ValStar         VS2000         200 MHz                          Microprocessors, RISC circuits,
  Digital                                      +  200 ps accuracy               PLDs, FPGAs, ASICs and ASSPs
                                               512-1024 Pins
                               -------------- -------------------------------- ------------------------------------
                                VS2000e        200 MHz                          Microprocessors, RISC circuits,
                                               +  200 ps accuracy               PLDs, FPGAs, ASICs and ASSPs
                                               512-1024 Pins
-------------- --------------- -------------- -------------------------------- ------------------------------------
                DUO             DUO            DUO-SE  -  50 MHz                Multimedia devices, mass storage,
                                DUO-SE         DUO -  100 MHz                   DSPs, ASICs, Datacom and specialty
                                DUO-SX         DUO-SX-  200 MHz                 devices, mobile communication
                                DUO-RF         DUO-RF-50-100 MHz                devices, complex audio devices

  Mixed-       --------------- -------------- -------------------------------- ------------------------------------
  Signal        Quartet         ONE            512 digital                      Multimedia devices, mass storage,
                                               200 MHz                          DSPs, ASICs, Datacom and specialty
                                               +  175 ps accuracy               devices, mobile communication
                                               Analog, Video, Audio, RF         devices, complex audio devices
-------------- --------------- -------------- -------------------------------- -------------------------------------
                EPRO            142/AX         10-50 MHz                        ROM, EEPROM, EPROM, and Flash
                KALOS                          256Mb                            memories
                Personal Kalos                 + 1ns
               --------------- -------------- -------------------------------- ------------------------------------
 Memory         BTMA            2001           Benchtop Memory Analysis and     ROM, EEPROM, EPROM, Flash and SRAM
 Products                       2555           Verification Testers
                                2555A
               --------------- -------------- -------------------------------- ------------------------------------
                BOST                           "Built-Off Self-Test"            Processors, graphics engines,
                                               Embedded memory test             ASIC's and other multimedia devices
                                               External solution for digital
                                               and mixed signal devices
-------------- --------------- -------------- -------------------------------- ------------------------------------
                                Logic          SC Series tester integrated      Microcontrollers, ASSPs and FPGAs
                                               into 8" wafer prober, without
 Workcell       Triton                         extending outside the prober
                                               perimeter
                               -------------- -------------------------------- ------------------------------------
                                Memory         Kalos tester integrated into 8"  ROM, EEPROM, EPROM, and Flash wafer prober, without extending  memories
                                               outside the prober perimeter
-------------- --------------- -------------- -------------------------------- ------------------------------------
                TDS Tools       Design Test    Generates tester specific        Tools apply to digital logic devices
                                               programs
                                               Verifies timing specifications
               --------------- -------------- -------------------------------- ------------------------------------
                TDX Tools       Design Test    Verifies test vector quality     Tools apply to digital logic devices
                                               Supports design for test
                                               strategies
               --------------- -------------- -------------------------------- ------------------------------------
 Software       HPL             Memory BIST    Generates built-in self-test     Tools apply to all memory devices
                                               (BIST) logic. Partitioned
                                               solutions using BIST, ATE, and
                                               built-off self-test (BOST)
               --------------- -------------- -------------------------------- ------------------------------------
                Opmaxx*         DesignMaxx     Design verification and          Tools apply to analog and
                Design, Test    FaultMaxx      sensitivity analysis, design     mixed-signal devices
                                TestMaxx       fault coverage, test evaluation
                                               and optimization
               --------------- -------------- -------------------------------- ------------------------------------
                Opmaxx*         BISTMaxx       Built-in self-test (BIST)        Tools apply to analog and
                Analog BIST                    generation for analog and        mixed-signal devices
                                               mixed-signal devices
-------------- --------------- -------------- -------------------------------- ------------------------------------

* The Opmaxx products are not owned by the Company, but are licensed pursuant to a sales representative agreement.

       Digital Products
       ----------------

       SC. The model SC 212 was first shipped in 1992 and incorporates one of the Company's proprietary CMOS stabilization methods. This product requires approximately 30 square feet of floor space and 4 kilowatts of power for 304 pins. The SC Micro is a cost-reduced version of the SC 212. This system offers the Company's customers a full capability test system at a price as low as $2,000 per digital pin channel. This per channel price has previously been available only in test systems with reduced functionality - requiring users to compromise the quality of their device testing. The SC Micro retains the customer's test quality while continuing to lower its test costs. In 1997 the Company expanded the SC series by introducing and shipping the SC 312, which runs at a higher speed (100 MHz) and has improved accuracy over the SC 212. The purchase price of these testers typically ranges from $350,000 to $850,000 depending upon configuration.

       ValStar. The VS2000 was introduced in 1997 and the Company believes it is the first system designed specifically with the desired performance cost structure for volume production of high pin count VLSI devices. This product offers up to 1,024 input/output ("I/O") pins at 200 MHz data rates, and requires less than four square meters of floor space. A fully loaded system consumes only 16 kilowatts of power, which is generally less than many competitive systems, thus lowering operating costs. The purchase price of the VS 2000 typically ranges from $1,000,000 to $3,600,000 depending on configuration The latest system in the ValStar line up was introduced in 1998. Unlike the VS2000, the VS2000e uses a customer specific external testhead positioner. The purchase price of the VS2000e typically ranges from $1,000,000 to $3,600,000 depending on configuration.

       Mixed-Signal Products
       ---------------------

       Quartet. Quartet is the Company's new high performance mixed-signal product series. First introduced in 1998, Quartet builds on the Duo series by addressing the needs of device manufacturers serving the Consumer-Mixed-Signal ("CMS") marketplace. CMS devices combine the power of digital processors with CD quality audio, broadcast video and wireless communications onto a single, cost sensitive system-on-a-chip ("SOC"). The Quartet One, the first of the Quartet Series, addresses all four of these requirements in an integrated, ready for volume production package. With 200 MHz digital, 20 bit audio, 300 MHz video and 6GHz RF, Quartet One is designed to meet the needs of the most complex SOC devices. With typical system prices between $750,000 and $2,000,000, the Quartet provides the low cost of test required by the CMS market.

       Duo. The Duo Series is the Company's proven solution for high volume mixed-signal testing. With over 200 systems in the field, Duo has become a mainstream solution for both Integrated Device Manufacturers and the Semiconductor Manufacturing Service companies. The typical purchase price of the Duo ranges from $600,000 to $1,500,000.

       Memory Products
       ---------------

       EPRO. The Company's EPRO memory product line includes the model 142/AX. The model 142/AX was first shipped by EPRO in 1982. The purchase price of these non-volatile memory testers typically ranges from $30,000 to $80,000, depending upon configuration.

       KALOS. Introduced in November 1997, the Kalos is a highly integrated, parallel system designed to test flash memory. Running at 50 MHz, it provides multi-site testing and is designed to lower the customer's cost of test. The Kalos features a unique tester-on-a-card architecture, which places all test functions for each site on a single card and thus reduces floor space and power consumption while increasing performance. The typical purchase price of the Kalos ranges from $400,000 to $800,000.

       Personal Kalos. Personal Kalos is a desktop engineering version of the high-throughput Kalos tester. The typical price for a Personal Kalos ranges from $100,000 to $120,000.

       BTMA. The 2001, 2555 and 2555A are NVM engineering testers focused on the lab environment. Acquired from HPL in 1998, the BTMA line is designed to be usable by design engineers and other non-test specialists to debug and characterize NVM designs and yield problems. The BTMA software user interface makes it the premier platform for this function. The purchase price for these testers typically ranges from $50,000 to $250,000.

       BOST. Built-Off Self-Test ("BOST") technology is a new element in transforming the role of test from an expensive and passive device validation procedure into a series of solutions that can shrink development cycles, reduce costs, meet time-to-market demands and improve die yields. BOST integrates a device specific Built-In Self-Test ("BIST") engine directly into a custom circuit on the load board. Consulting services for BOST memory testing are available today and pricing is dependent on configuration.

       Workcell Products
       -----------------

       In 1996, the Company established the Workcell product group. A Workcell enhances manufacturing productivity by integrating previously distinct equipment into a single, highly efficient tool. In 1997, the Company debuted its sophisticated Triton series of wafer test systems. Triton Logic and Triton Memory - the industry's first suite of Workcell wafer test solutions - feature a production worthy wafer prober integrated with a robust ATE test system.

       Triton Logic. This is a complete wafer probing Workcell in one of the industry's smallest packages for use in volume production environments for microcontrollers and other embedded controller devices with heavy logic demands. The Triton Logic centralizes all operator functions and eliminates the unnecessary duplication of manipulators, monitors and keypads previously associated with separate testers and probers. A 100 MHz Final Test at Probe test system, the Triton is capable of matching the performance of package test at the wafer level.

        Triton Memory. Leveraging Credence's tester-on-a-card architecture, Triton Memory tests as many as 16 sites in parallel at speeds of 50 MHz. All functions required to test a Flash memory device appear on one card. An inherently parallel, high-performance system that improves throughput rates, the Triton Memory tests each device asynchronously from one another - while embedded within an 8" wafer prober. The tester is an integral part of the prober's structure, eliminating independent vibrations associated with current interface concepts. The typical price of a Triton memory ranges from $450,000 to $1,300,000.

      Software Products
      -----------------

      Software products provide tools to IC manufacturers to help create detailed tests that ensure product quality and shorten time-to-market.

       TDS. The TDS product line consists primarily of Converter, Conditioner, and WaveBridge products. Converters take waveform data from simulator-specific representations into an industry-standard representation. Conditioners modify waveform data to enable it to fit specific tester environments. WaveBridge modules generate the actual test programs. Converters are available to support most commonly used simulators, and WaveBridge modules are available for a variety of ATE models. Other programs that analyze waveform data and provide other design-to-test functions are also included in the TDS product line.

       TDX. The TDX product line allows the design engineer to verify complex designs with full timing accuracy, Iddq, pattern generation, scan generation and testability analysis.

       MemBIST. MemBIST software generates built-in self-test logic for designs that use embedded memories. The software minimizes the test time and chip area required for self-test logic of embedded memories. Users can also designate varying levels of detail for the diagnostic information to be produced by the BIST logic, from simple "pass/fail" to topologically correct bitmaps that can be used in failure analysis.

       Opmaxx. The Opmaxx product line provides a full set of software tools for testing analog and mixed signal devices, as well as designing them for testability. DesignMaxx provides analog design optimization, verification, and sensitivity analysis. FaultMaxx evaluates analog/mixed-signal fault coverage and fault-grades test stimulus. TestMaxx evaluates and optimizes analog/mixed-signal tests. BISTMaxx generates built-in self-test for analog/mixed signal device functionality, both on-chip and off-chip.

Customers, Markets and Applications
-----------------------------------

       Credence targets digital logic, mixed-signal, non-volatile memory device and system-on-a-chip manufacturers that serve a broad range of growing end-user market segments. These customers manufacture semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

       In addition to marketing its products to major semiconductor manufacturers, the Company has developed relationships with numerous assembly and test services companies. Semiconductor manufacturers and fabless semiconductor companies increasingly utilize these subcontractors as a means of lowering their fixed production costs, thus minimizing the effects of cyclicality inherent in the semiconductor industry. As a result, these assembly and test services companies have become an increasingly important segment of the ATE market.

       The Company believes that its success depends in large part upon the success of its major customers. The loss of or any reduction in orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors has adversely affected, and may continue to adversely affect, the Company's business, financial condition or results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as upon the financial condition and success of its customers and the general global economy. There can be no assurance that the Company's sales will not decrease in the future or that the Company will be able to retain existing customers or to attract new ones.

       For information on the Company's geographic data and major customers, see
Note 4 to the consolidated financial statements included elsewhere herein. The Company's international sales are primarily denominated in United States dollars. The Company anticipates that its international business will continue to account for a significant portion of net sales in the foreseeable future.

       The Company schedules production of its systems based upon order backlog and order forecast. The Company includes in its backlog only those customer orders for systems (including upgrades) for which it has accepted purchase orders and assigned shipment dates within the following twelve months. The majority of the Company's orders are subject to cancellation or rescheduling by the customer with limited or no penalties. The Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 1998, the Company's order backlog for systems (exclusive of orders for spare parts and service and support) was approximately $ 32.3 million, as compared with $97.5 million as of October 31, 1997.

Sales, Service and Support
--------------------------

       The Company currently markets and sells its products in the United States principally through its direct sales organization, with direct sales employees and representatives in over 16 locations. Outside the United States, the Company utilizes both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 15 countries. Sales through distributors represented approximately 45%, 36% and 36% of net sales during fiscal years 1998, 1997 and 1996, respectively.

       The Company and its distributors have sales and support centers located in the United States, Europe, Israel, and throughout Asia from which both direct Credence personnel and independent sales and service representatives sell and support the equipment. The Company believes that field support is critical to its customers. Support encompasses many of the components of the total cost of ownership for ATE. Credence seeks to develop long-term relationships with major ATE customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers' systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

       In Japan, a wholly-owned subsidiary of the Company provides sales and service to its customers. In addition, the Company has a relationship with Innotech, Corporation ("Innotech"), a distributor of the Company's products in Japan. In 1997 the Company formed a joint venture with Innotech to engage in the customization and manufacture of ATE products for sale by both companies. In March 1996, the Company established a service and support subsidiary in Korea. The Company also has a relationship with Itek, Inc., a distributor of the Company's products in Korea.

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

Research and Development
------------------------

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

       Credence has pursued a technology acquisition strategy to complement its internal research and development efforts. In 1988, the Company completed its acquisition of Axiom Technology Corporation, which added mixed-signal testing capability. In 1989, the Company completed its acquisition of ASIX Systems Corporation ("Asix"), which added one of its proprietary CMOS stabilization methods. In 1990, the Company acquired the STS Division of Tektronix Inc.("Tektronix"), which added a second proprietary CMOS stabilization method. In 1993, the Company acquired various patents from Tektronix. In March 1995, the Company acquired EPRO, which added non-volatile memory testing capability. In July 1997, the Company acquired the test development software assets through the Summit Acquisition. In August 1997, the Company acquired the fault simulation and test program development products of Zycad, and in June 1998, the Company purchased certain assets and assumed certain liabilities relating to the memory test business of HPL.

       Each of the stabilization methods acquired by Credence provides a different solution to the tendency of CMOS to experience timing drift as a function of temperature and voltage variation. The first proprietary solution uses a timing phase detection circuit combined with a voltage control mechanism to compensate for thermal, voltage and process drift. The second uses a unique combination of counters and heating circuits to provide stability through thermal means. These methods allow the Company's CMOS-based ICs to achieve the timing repeatability necessary to meet the performance requirements of ATE and to realize the economic and other advantages of CMOS technology over ECL technology. CMOS circuits use less space than those based on ECL as the circuits require less power and can be more closely packed together.

       During 1998, the Company enhanced its Duo product line with new capabilities including high performance audio testing, testing of analog circuitry for wireless communication applications and embedded memory test capability. These features enable single insertion system-on-a-chip testing capability. The Company will continue to focus research and development efforts on ensuring that its products have the ability to efficiently test state-of-the-art customer devices which combine analog, high speed digital logic, and memory on a single circuit.

       Credence's ongoing research and development efforts also include focusing on increased cycle speed, accuracy and pin counts of its testers. In addition, the Company is working on a software development program that is intended to provide for upward compatibility through the Company's products. Credence will also continue to focus efforts on providing software solutions which allow more rapid, cost-effective development of ATE test programs which reduce time-to-market of customer integrated circuit designs. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future.

       Research and development ("R&D") expenses were $47.5 million (excluding a $2 million charge for acquired in-process R&D), $37.4 million (excluding a $6 million charge for acquired in-process R&D), and $35.4 million in fiscal 1998, 1997 and 1996, respectively.

Proprietary Rights
------------------

       The Company currently holds 34 United States patents, which expire over time through April 2017. In addition, the Company currently has 12 foreign patents, which expire over time through September 2011. The two United States patents acquired from Asix and Tektronix underlying the Company's proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively.

       The Company has granted a license to Tektronix with respect to patents obtained in the acquisition of the STS Division of Textronix, and certain other intellectual property rights (collectively, the "Tektronix Rights"), including a patent covering one of the Company's proprietary CMOS stabilization technologies, that were assigned to the Company by Tektronix in 1993. Tektronix has a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to the Tektronix Rights. Tektronix may not grant rights under the Tektronix Rights to make, use, sell or otherwise distribute ATE for testing ICs to any entity other than
Sony-Tektronix, a Tektronix joint venture affiliate that does not currently offer production ATE, and to a successor-in-interest to Tektronix. Tektronix may not grant or assign such rights to any other party that is a Credence competitor. In addition, Tektronix may not knowingly sell components incorporating the Tektronix Rights to any other party. The Company and Tektronix have granted to each other a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to all improvements, enhancements, modifications or derivative works created before August 1996 ("Improvements") of intellectual property that was licensed or assigned pursuant to a Technology Agreement dated December 31, 1990, as amended on August 12, 1993, including the Tektronix Rights, to make, use and sell ATE for testing ICs. Tektronix's license to the Improvements is subject to the same restrictions as its license to the Tektronix Rights.

       The Company attempts to protect its intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. There can be no assurance that others will not independently develop equivalent intellectual property or that the Company can meaningfully protect its intellectual property. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending patent applications will be issued. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, litigation has been and may continue to be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For additional information with respect to the Company's intellectual property, review the information set forth under "Risk Factors-Proprietary Rights."

Manufacturing and Suppliers
---------------------------

       The Company's manufacturing objective is to produce ATE that conforms to its customers' requirements at the lowest commercially practical manufacturing cost. Credence relies on outside vendors to manufacture certain components and subassemblies including several custom integrated circuits. The Company seeks to manage its inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. The Company assembles these components and subassemblies to create finished testers in the configuration specified by its customers. In general, Credence uses standard components and prefabricated parts available from numerous suppliers. However, certain components and subassemblies necessary for the manufacture of the Company's testers are obtained from a sole supplier or a limited group of suppliers and the Company is in the process of qualifying a second source for some of those components. There can be no assurance that such alternative source will be qualified or available to the Company. The Company's reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See "Risk Factors - Limited Sources of Supply; Reliance on Sub-contractor."

Competition
-----------

     The ATE industry is intensely competitive. Credence faces substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from certain of its customers. The Company's competitors in the digital semiconductor testing market include Advantest Corporation ("Advantest"), Ando Electric Co., Ltd., LTX Corporation ("LTX"), Schlumberger Ltd. ("Schlumberger"), Hewlett-Packard Company ("HP") and Teradyne, Inc. ("Teradyne"). In the mixed-signal semiconductor testing market, the Company's competitors include Teradyne, LTX, HP, Schlumberger, and Advantest. In the non-volatile memory testing market the Company's competitors include Teradyne, HP and Advantest. See "Risk Factors - Highly Competitive Industry."

       The principal elements of competition in the Company's markets and the basis upon which ATE customers select testers include throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership. The Company believes that it competes favorably with respect to these factors.

Employees
---------

       As of October 31, 1998, the Company had a total of 646 employees, including 160 engaged in manufacturing, 167 in research and development, 60 in applications, 175 in sales, marketing and service, and 84 in general administration. Many of the Company's employees are highly skilled, and the Company believes its future results of operations will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.


RISK FACTORS

Fluctuations in Our Quarterly Net Sales and Operating Results
-------------------------------------------------------------










    [ GRAPH SHOWING THE COMPANY'S NET SALES AND QUARTERLY NET INCOME (LOSS) ]
      [ FOR THE THREE FISCAL YEARS ENDED OCTOBER 31, 1998, IN $ MILLIONS. ]










       A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for a number of reasons, including:

      o   economic  conditions  in  the  semiconductor  industry   in  general
          capital equipment industry specifically;
      o timing of new product announcements and new product releases by us or our competitors;

      o market acceptance of our new products and enhanced version of existing products;
      o manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;
      o manufacturing capacity and ability to volume produce systems and meet customer requirements;
      o write-offs of excess and obsolete inventories, and uncollectible receivables;
      o   patterns of capital spending  by our customers,  delays, cancellations
          or  rescheduling  of  customer  orders  due  to  customer   financial
          difficulties or otherwise;
      o changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including customs ICs, subassemblies and services, customization and reconfiguration of systems and product reliability;
      o   expenses associated with acquisitions and alliances;
      o operating expense reductions, including costs relating to facilities consolidations and related expenses;
      o the proportion of our direct sales and sales through third parties, including distributors and OEMs, the mix of products sold, the length of manufacturing and sales cycles, product discounts; and
      o natural disasters, political and economic instability regulatory changes and outbreaks of hostilities.

       We  presently   intend  to  introduce   many  new  products  and  product
enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly, and will continue to vary significantly based on a variety of factors, including:

      o   manufacturing  inefficiencies;
      o   pricing  concessions   by us and our competitors  and pricing  by  our
          suppliers;
      o   hardware and software product sales mix;
      o   inventory write-downs;
      o   production volume;
      o   new product introductions;
      o   product reliability;
      o   absorption levels and the rate of capacity utilization;
      o   customization and reconfiguration of systems; and
      o   international and domestic sales mix and field service margins.

       New and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. Although we have recorded and continue to record provisions for estimated sales returns, uncollectible accounts, and product warranty costs, we cannot be certain that our estimates will be adequate. We may be required to record charges in future quarters to reflect, in part, the cost of additional facilities consolidation, as it occurs.

       We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for us to reduce our significant fixed expenses in a particular period if we don't meet our net sales goals for that period. As a result, we cannot be certain that we will become profitable again or that we will not continue to sustain losses in the future. We believe that we will incur a net loss in the next several quarters of fiscal 1999. Due to all of these things, our operating results are likely to continue to be below the initial expectations of public market analysts and investors, as they were frequently during the last several quarters. If so, the price of our Common Stock may continue to be materially adversely affected.

Limited Systems Sales; Backlog
------------------------------

       We derive a substantial portion of our net sales from the sale of a relatively small number of systems that typically range in price from $350,000 to $3.6 million, other than certain memory products and software products, for which the price range is typically below $50,000. As a result, our net sales and operating results for a particular period could be significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from even one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Consequently, our quarterly net sales and operating results have in the past and will in the future depend upon our obtaining orders for systems to be shipped in the same quarter that the order is received. Our backlog as of October 31, 1998, has decreased by approximately 67% since October 31, 1997.

       Furthermore, we ship certain products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next, which could materially adversely affect our business, financial condition or results of operations. Furthermore, as we and our competitors announce new products and technologies, customers may defer or cancel purchases of our existing systems, which could have a material adverse effect on our business, financial condition or results of operations. We cannot forecast the impact of these and other factors on sales and operating results.

Cyclicality of Semiconductor Industry
-------------------------------------

       Our business and results of operations depend largely upon the capital expenditures of manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors, including manufacturers and contractors that are opening new or expanding existing fabrication facilities or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems we manufacture and market. We believe that the markets for newer generations of semiconductors will also be subject to similar fluctuations.

       We have experienced shipment delays, delays in commitments and purchase order restructurings by several customers and we expect delays and restructurings may continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. The recent Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry has resulted in reduced spending for semiconductor capital equipment, including ATE which the Company sells. This industry slowdown has had and may continue to have a material adverse effect on the Company's product backlog, balance sheet and results of operations. Therefore, there can be no assurance that the Company's operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future.

Management of Fluctuations in Our Operating Results
---------------------------------------------------

       We have over the last several years experienced significant fluctuations in our operating results. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73%. Since 1993, except for cost-cutting efforts during the past two years, we have overall significantly increased the scale of our operations in general to support periods of increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in R&D to support product development, our establishment of a joint venture with Innotech and numerous acquisitions. However, in the past and including the three quarters ended October 31, 1998, as discussed above, we have experienced significant revenue declines and reductions in our operations. These fluctuations in our sales and operations have placed a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

Expansion of Our Product Lines
------------------------------

       We are currently devoting and intend to continue to devote significant resources to the development of new products and technologies. During fiscal 1999, we intend to evaluate these new products and to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to increase production of these products and to provide the marketing, administration and after-sales service and support, if any, required to service and support these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be adversely impacted by continued delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. These start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new hardware and software product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our additional products. If we are unable to achieve significantly increased net sales or if sales fall below expectations, our operating results will continue to be materially adversely affected. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth.

Limited Sources of Supply; Reliance on Our Subcontractors
---------------------------------------------------------

       We obtain certain components, subassemblies and services necessary for the manufacture of our testers from a limited group of suppliers. We do not maintain long-term supply agreements with most of our vendors and we purchase most of our components and subassemblies through individual purchase orders. The manufacture of certain of our components and subassemblies is an extremely complex process. We also rely on outside vendors to manufacture certain components and subassemblies and to provide certain services. We have recently experienced and continue to experience significant reliability, quality and timeliness problems with several critical components including certain custom integrated circuits. In addition, we and certain of our subcontractors periodically experience significant shortages and delays in delivery of various components and subassemblies. We cannot be certain that these or other problems will not continue to occur in the future with our suppliers or outside subcontractors. Our reliance on a limited group of suppliers and on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies have delayed and could continue to delay shipments of our systems and new products and could continue to have a material adverse effect on our business, financial condition or results of operations. Our continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could also have a material adverse effect on our business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and have and could continue to allow competitors to penetrate such customer accounts. We cannot be certain that our internal manufacturing capacity or that of our suppliers and subcontractors will be sufficient to meet customer requirements.

Highly Competitive Industry
---------------------------

       The ATE industry is intensely competitive. Because of the substantial investment required to develop test application software and interfaces, we believe that once a semiconductor manufacturer has selected a particular ATE vendor's tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. Our inability to penetrate any large ATE customer or achieve significant sales to any ATE customer could have a material adverse effect on our business, financial condition or results of operations.

       We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of our customers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to certain products we currently offer. These competitors have recently introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could continue to cause a decline in our sales or loss of market acceptance of our existing products.

       Moreover, our business, financial condition or results of operations could continue to be materially adversely affected by increased competitive pressure and continued intense price-based competition. We have experienced and continue to experience significant price competition in the sale of our testers. In addition, pricing pressures typically become more intense at the end of a product's life cycle and as competitors introduce more technologically advanced products. We believe that to be competitive, we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide. We cannot be certain that we will be able to compete successfully in the future.

Rapid Technological Change; Importance of Timely Product Introduction
---------------------------------------------------------------------

       The ATE market is subject to rapid technological change. Our ability to compete in this market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including the products under development that we acquired in the EPRO merger and the Summit, Zycad and HPL product line acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. We are therefore required to enhance the performance and other capabilities of our existing systems and software products and related software tools. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

      o   product selection;
      o   timely and efficient completion of product design;
      o   implementation of manufacturing and assembly processes;
      o   successful coding and debugging of software;
      o   product performance;
      o   reliability in the field; and
      o   effective sales and marketing.

       Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. In addition, if we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. Any unanticipated decline in demand for our hardware or software products could have a materially adverse affect on our business, financial condition or results of operations.

       Significant delays can occur between the time we introduce a system and the time we are able to produce that system in volume. We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements and are currently experiencing significant delays in the introduction of our Valstar, Quartet and Kalos series testers as well as certain enhancements to our existing SC and DUO series testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, certain customers have experienced significant delays in receiving and using certain of our testers in production. We cannot be certain that these or additional difficulties will not continue to arise or that such delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. We have incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives certain of our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for us to sell testers to that manufacturer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

Customer Concentration; Lengthy Sales Cycle
-------------------------------------------

       One customer, Spirox Corporation, (a distributor in Taiwan) accounted for 34%, 30% and 25% of our net sales in fiscal 1998, 1997, and 1996, respectively. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

     o    our ability to obtain orders from existing and new customers;
     o our ability to manufacture systems on a timely and cost-effective basis;
     o our ability to complete the development of our new hardware and software products;
     o    our customers' financial condition and success;
     o    general economic conditions; and
     o our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

       Sales of our systems depend in part upon the decision of semiconductor manufacturers to develop and manufacture new semiconductor devices or to increase manufacturing capacity. As a result, sales of our testers are subject to a variety of factors we cannot control. In addition, the decision to purchase a tester generally involves a significant commitment of capital, with the attendant delays frequently associated with significant capital expenditures. For these and other reasons, our systems have lengthy sales cycles during which we may expend substantial funds and management effort to secure a sale, subjecting us to a number of significant risks. We cannot be certain that we will be able to maintain or increase net sales in the future or that we will be able to retain existing customers or attract new ones.

Risks Associated with Acquisitions
----------------------------------

       We have developed in significant part through mergers and acquisitions of other companies and businesses. We intend in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect our business, financial condition and results of operations. Although we believe we have accounted for our acquisitions properly, the U.S. Securities and Exchange Commission (the "SEC") has recently been reviewing more closely the accounting for acquisitions by companies, particularly in the area of "in-process" research and development costs. If we are required by the SEC to restate any charge that we recognized in an acquisition so far, that could result in a lesser charge to income and increased amortization expense, which could also have a material adverse effect on our business, financial condition and results of operations.

       In addition, acquisitions involve numerous other risks, including:

      o difficulties assimilating the operations, personnel, technologies and products of the acquired companies;
      o    diversion of our management's attention from other business concerns;
      o    risks of entering  markets in which we have no or limited experience;
           and
      o    the potential loss of key employees of the acquired companies.

       For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Changes in Financial Accounting Standards and Accounting Estimates
------------------------------------------------------------------

       We prepare our financial statements to conform with generally accepted accounting principles ("GAAP"). GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results, and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock purchase plans and stock options grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on our reported financial results or on the way we conduct our business.

       In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Dependence on Key Personnel
---------------------------

       Our future operating results depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for such personnel is intense, and we cannot ensure success in attracting or retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Transition in Our Executive Management
--------------------------------------

       We have experienced several transitions in executive management in recent years. In conjunction with the departure in December 1998 of our former chairman and chief executive officer, our Board of Directors appointed David A. Ranhoff, executive vice president, and Dennis P. Wolf, executive vice president, chief financial officer and secretary, jointly to the office of the president. The Board also named a new chairman, Dr. William Howard, Jr., and began a search for a new chief executive officer. Mr. Wolf joined us as senior vice president and chief financial officer in March 1998 after the December 1997 departure of the Company's previous chief financial officer. These transitions have placed significant demands on our operational, administrative and financial staff and we anticipate that these demands will increase in the near term. We cannot be certain that such transitions will not have a material adverse effect on our business, financial condition and results of operations, on the way we are perceived by the market or on the price of our Common Stock.

International Sales
-------------------

       International sales accounted for approximately 69%, 70% and 67% of our total net sales for the fiscal years 1998, 1997 and 1996, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including: o changes in regulatory requirements;

     o    tariffs and other barriers;

     o    political and economic instability;

     o    an outbreak of hostilities;

     o    integration of foreign operations of acquired businesses;

     o    foreign currency exchange rate fluctuations;

     o difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

     o    potentially adverse tax consequences; and

     o    the possibility of difficulty in accounts receivable collection.


       We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 60%, 66% and 58% of our total net sales in the fiscal years 1998, 1997 and 1996, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia Pacific region, including Korea and Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown has resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may continue to have, a material adverse effect on our product backlog, balance sheet and results of operations.

       We are currently in the process of assessing the issues raised by the introduction of a single European currency ("Euro") introduced on January 1, 1999. While still in the assessment phase, we do not expect that the introduction and the use of the Euro will have a material adverse effect on our business, financial condition or results of operations.

Proprietary Rights
------------------

       We attempt to protect our intellectual property rights through patents, copyrights, trademarks, maintenance of trade secrets and other measures, including entering into confidentiality agreements. However, we cannot be certain that others will not independently develop substantially equivalent intellectual property or that we can meaningfully protect our intellectual property. Nor can we be certain that our patents will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted thereunder will provide us with competitive advantages, or that any of our pending or future patent applications will be issued with claims of the scope we seek, if at all. Furthermore, we cannot be certain that others will not develop similar products, duplicate our products or design around our patents, or that foreign intellectual property laws or agreements into which we've entered will protect our intellectual property rights. Inability or failure to protect our intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations. We have been involved in extensive, expensive and time-consuming reviews of, and litigation concerning, patent infringement claims. In addition, we have at times been notified that we may be infringing intellectual property rights of third parties and we expect to continue to receive notice of such claims in the future.

       The prior owner of a European patent application relating to one of our proprietary CMOS stabilization methods abandoned the application after the European patent examiner cited prior art embodying allegedly similar claims. This prior art was not referenced in the corresponding United States patent application. Based upon our review to date of the cited prior art and the European examiner's objections, and in part upon the advice of our outside patent counsel, we believe that such prior art is unlikely to affect the validity or scope of the claims of the United States issued patent. Such prior art, however, is relevant to the scope of certain claims set forth in the United States patent covering another of our proprietary CMOS stabilization methods. The European examiner referred to this prior art in the corresponding European patent application. The European application was approved, but with narrower claims than the United States patent. This prior art was not referenced in the corresponding United States patent. Based in part upon the advice of outside patent counsel, and on our review of current products, we believe that this patent will continue to be valuable in preventing imitation of our products covered by this patent. Additionally, in mid-1992, a third party suggested that certain claims set forth in this patent might be invalid as a result of other alleged prior art. On November 13, 1997, we requested that the United States Patent and Trademark Office ("USPTO") re-examine the subject United States patent in light of the two prior art references. On January 7, 1998, the USPTO responded by granting our request for re-examination. On May 21, 1998, the USPTO notified us of its intent to issue a re-examination certificate with claims comparable in scope to the European patent. The USPTO issued the re-examination certificate on September 1, 1998.

       In July, 1998, inTEST IP Corporation ("inTEST") alleged in writing that one of our products is purportedly infringing a patent held by inTEST. We may also be obligated to other third parties relating to this allegation. We are currently investigating the allegation. Based in part on the opinion of outside counsel, we believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

       Certain of our customers have received notices from Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We were notified by a customer in 1990 and by a different customer in late 1994 that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson's patents, and that if it is determined that the customer infringes Mr. Lemelson's patents, such customer intends to seek indemnification from us for damages and other related expenses. We have not received further communications from such customers regarding these matters.

       We cannot be certain of success in defending current or future patent infringement claims or claims for indemnification resulting from infringement claims. Our business, financial condition and results of operations could be materially adversely affected if we must pay damages to a third party or suffer injunction or if we expend significant amounts in defending any such action, regardless of the outcome. With respect to any claims, we may seek to obtain a license under the third party's intellectual property rights. We cannot be certain, however, that the third party will grant us a license on reasonable terms or at all. We could decide, in the alternative, to continue litigating such claims. Litigation has been and could continue to be extremely expensive and time consuming, and could materially adversely affect our business, financial condition or results of operations, regardless of the outcome.

Future Capital Needs; Leverage
------------------------------

       Developing and manufacturing new ATE systems and enhancements is highly capital intensive. In order to be competitive, we must make significant investments in capital equipment, expansion of operations, systems, procedures and controls, research and development and worldwide training, customer service and support, among many other items. We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes ("the Notes"), we incurred $115 million of indebtedness which resulted in a ratio of long-term debt to total capitalization at October 31, 1998 of approximately 43%. As a result, our principal and interest obligations have increased substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted. We may exchange Notes for shares of our common stock or may refinance or exchange the Notes, which may also dilute our stockholders and may make it difficult for us to obtain additional future financing, if needed.

       If we are unable to obtain adequate funds, we may be required to restructure or refinance our debt or to delay, scale back or eliminate certain of our research and development, acquisition or manufacturing programs. We may also need to obtain funds through arrangements with partners or others and we may be required to relinquish rights to certain of our technologies or potential products or other assets.

Year 2000 Readiness
-------------------

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

       Our Board of Directors has reviewed the Year 2000 issue generally and as it may affect our business activity specifically. We are implementing a Year 2000 plan (the "Plan") which is designed to cover all of our activities and which is monitored by the Board of Directors. We will modify the Plan as circumstances change. Under the Plan, we are using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Renovation, Validation and Implementation.

       The Awareness phase consisted of defining the Year 2000 problem and gaining executive level support and sponsorship for addressing it. We established a Year 2000 program team and created an overall strategy. During the Assessment phase, we inventoried all internal systems, products and supply chain partners and prioritized each for renovation. We believe we have completed a majority of the Awareness and Assessment phases; however, we will continue to work in these areas as we complete our assessment of existing supply chain partners and enter into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. We have begun Renovation on mission-critical systems and have targeted completion by March 31, 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. We began the Validation phase in late 1998 and will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment. We are in the early stages of the Implementation phase.

       The impact of Year 2000 issues on our business will depend not only on corrective actions that we take, but also on the way Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide us with services or data or receive services or data from us, or whose financial condition or operational capability is important to us. To reduce this exposure, we have an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. Notwithstanding our efforts, we cannot be certain that we, mission-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

       We are developing contingency plans in the event that we, mission-critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or internal remediation. We cannot ensure that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or material vendors for which alternative arrangements or sources are limited or unavailable.

       Although it is difficult for us to estimate the total costs of implementing the Plan, our preliminary estimate is that such costs will be approximately $2.5 million through June 1999 and beyond. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. We have incurred costs of approximately $500,000 through October 31, 1998 in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

       For a number of reasons, we cannot predict or quantify the extent and magnitude of the Year 2000 problem as it will affect our business, either before or for some period after January 1, 2000. Among the most important reasons are:

     o lack of control over systems used by third parties critical to our operation;

     o dependence on third party software vendors to deliver Year 2000 upgrades in a timely manner;

     o complexity of testing inter-connected networks and applications that depend on third party networks; and

     o the uncertainty surrounding how others will deal with liability issues raised by Year 2000 related failures.

       For example, we cannot be certain that systems used by third parties will be Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to our business. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite our implementation of the Plan.

       Although we are not aware of any material operational issues associated with preparing our internal systems for the Year 2000 or of material issues with respect to the adequacy of mission-critical third party systems, we cannot ensure that we will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by our failure to adequately prepare for the results of such errors or defects, including the costs of related litigation, if any. The impact of such consequences could have a material adverse effect on our business, financial condition or results of operations.

Volatility of Our Stock Price
-----------------------------
       We believe that factors such as announcements of developments related to our business, fluctuations in our financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales or purchases of our Common Stock in the marketplace, announcements of our technological innovations or new products or enhancements or those of our competitors, developments in patents or other intellectual property rights, developments in our relationships with customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters, could continue to cause the price of our Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1997, the price of our Common Stock ranged from a high of $55.00 to a low of $13.75. In fiscal 1998, the price of our Common Stock ranged from a high of $35.25 to a low of $9.31. The market price of our Common Stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

Effects of Certain Anti-Takeover Provisions
-------------------------------------------
       Certain provisions of our Amended and Restated Certificate of Incorporation, shareholders rights plan, equity incentive plans, Bylaws and of Delaware law may discourage certain transactions involving a change in corporate control. In addition to the foregoing, our classified board of directors, the shareholdings of our officers, directors and persons or entities that may be deemed affiliates, the adoption of a shareholder rights plan and the ability of our Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party to acquire us and may adversely affect the voting and other rights of holders of our Common Stock.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in Fremont, California. This leased facility, totaling 104,400 square feet, contains corporate administration, sales, marketing, applications, engineering, local customer support and memory products manufacturing. The lease on this facility expires in June 2004. The Company's digital and mixed signal manufacturing facilities, as well as additional marketing, applications, engineering and customer support functions, are located in a 90,000 square foot facility in Beaverton, Oregon. The lease covering this 90,000 square foot facility expires in November 2002. An additional 42,000 square foot building houses Beaverton, Oregon sales, administration and customer service groups under a lease expiring in February 2001. The Company's software business is primarily located in a 22,000 square foot building in Beaverton, Oregon. The lease on this building expires in August 2002. The Company maintains various remote sales and service offices in the United States.

       During the first half of fiscal 1998 the Company entered into an agreement to lease an additional 35,000 square feet of space in Fremont, California which was intended to be used primarily for sales and service. Additionally, the Company entered into an agreement covering 175,000 square feet of space in Hillsboro, Oregon which is intended to become the new location for all of the Company's Oregon operations except for its software business and is scheduled for occupancy by the Company during the third fiscal quarter of 1999. The Company has, however, during the last three quarters of fiscal 1998, experienced a significant decrease in its net sales as compared to the preceding quarters and as compared to its expectations at the beginning of fiscal 1998 and a corresponding reduction in its anticipated headcount. Consequently, the Company's current facilities exceed its current and anticipated short term needs. At October 31, 1998, the Company was in the process of finding qualified new or sub- tenants for its vacant 35,000 square foot facility in Fremont, for its currently occupied 42,000 square foot and 90,000 square foot Beaverton facilities and for a portion of its to be occupied 175,000 square foot facility in Hillsboro. The Company also maintains a 14,000 square foot facility in Fremont that was subleased in September, 1998. The lease and sublease on this 14,000 square foot facility both expire in November, 1999. There is no assurance that the Company will be able to sublease any or all of its excess facilities for an amount that would equal or exceed its total committed costs for such facilities and the related leasehold improvements.

       In January 1999, the Company negotiated the termination of the lease for its 42,000 square foot Beaverton facility whereby the landlord agreed to terminate the lease effective March, 1999. As a result of this lease termination, the Company will be required to expense approximately $750,000, related primarily to lease termination fees and write-off of unamortized leaseholds. The Company believes there is a reasonable likelihood that similar expenses will be required as the Company finds new or sub- tenants for its other excess facilities, or if it is unable to find any such new or sub- tenants. Due to the significant uncertainties surrounding the timing and amount of such potential write-offs, no accrual for such future expenses had been made as of October 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

       The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       None

                      EXECUTIVE OFFICERS AND KEY EMPLOYEES

       The executive officers and key employees of the Company, and their ages and positions as of December 15, 1998, are as follows:

            Name              Age       Position
     Dr. William Howard, Jr.   56       Chairman
     David A. Ranhoff          43       Executive Vice President, Sales and Marketing *
     Dennis P. Wolf            45       Executive Vice President, Chief Financial Officer and Secretary *
     Clyde Armstrong           54       Vice President, Worldwide Sales
     Jerry Bruce               42       Vice President, Treasurer and Corporate Controller *
     Rick Carmichael           50       Senior Vice President, Corporate Marketing
     David K. Cheung           45       Senior Vice President, Engineering
     George W. DeGeer          52       Senior Vice President, Operations
     John DiGirolamo           57       CEO and President of Fluence Technology, Inc.
     Robert E. Huston          57       Vice President, Test Technology
     Dave O'Brien              42       Senior Vice President, Information Technology

*Executive officer

     Dr. William Howard, Jr., has served as a Director of the Company since February 1995 and as Chairman since December 1998. His current term as Director ends in 2001. Dr. Howard has been a self-employed consultant for various semiconductor and microelectronics companies since December 1990. From October 1987 to December 1990, Dr. Howard was a senior fellow at the National Academy of Engineering conducting studies of technology management. Dr. Howard held various management positions at Motorola, Inc. between 1969 and 1987, most recently as Senior Vice President and Director of Research and Development. Dr. Howard serves on the boards of directors of VLSI Technology, Inc., BEI Electronics, Inc., Ramtron International, Inc., and Xilinx, Inc., as well as several private companies.

       David A. Ranhoff, along with Mr. Wolf, was named to the Office of the President in December 1998. Mr. Ranhoff became Executive Vice President in January 1997 and had served as Senior Vice President, Sales and Marketing from July 1996 to January 1997 and as Senior Vice President, Sales, Marketing and Service from July 1995 to June 1996. Mr. Ranhoff served as Senior Vice President, Sales and Service from August 1993 to July 1995 and as Vice President, Sales from January 1993 to August 1993. He served as Vice President, European Operations from July 1990 to December 1992. From March 1988 to June 1990, Mr. Ranhoff served as Managing Director of European Operations of the Company and as National Sales Manager from July 1985 to March 1988. Prior to joining the Company, Mr. Ranhoff served for eight years in various sales and management positions for GenRad, Inc.

       Dennis P. Wolf, Executive Vice President, Chief Financial Officer and Secretary, joined Credence Systems Corporation in March of 1998 and, along with Mr. Ranhoff, was named to the Office of the President in December 1998. Mr. Wolf joined Credence from Centigram Communications Corporation where he began his tenure as Senior Vice President and Chief Financial Officer and then became acting Chief Executive Officer. Prior to joining Centigram, Mr. Wolf was Vice President and Chief Financial Officer of Pyramid Technology after serving as Vice President and Chief Financial Officer of Dynacraft, a National Semiconductor Company. Additionally, he had held various executive and managerial positions at Apple Computer and Sun Microsystems.

     Clyde Armstrong joined Credence as Vice President, Worldwide Sales in October 1996. Prior to joining Credence, Mr. Armstrong was at LTX/Trillium from 1994 to 1996 as Vice President and General Manager of Digital Business Unit, responsible for engineering, marketing and support operations. From 1981 to 1984, Mr. Armstrong was at Eaton Corporation as Vice President of Board Test Product Group. From 1967 to 1981, Mr. Armstrong worked in International Sales at Fairchild Test Systems. Mr. Armstrong has extensive experience working in Asia, Brazil and Europe during the past twenty years and managed direct sales and support organizations as well as distributors and sales representatives world wide. Mr. Armstrong possesses over 30 years of experience in the semiconductor industry.

     Jerry Bruce joined Credence in May 1993 and has served as Vice President, Treasurer and Corporate Controller since August 1998, as Vice President and Corporate Controller from March 1998 to August 1998, as Vice President, Controller, Acting Chief Financial Officer and Secretary from December 1997 to March 1998, as Vice President, Controller from July 1997 to December 1997, as Vice President, Treasurer from January 1995 to July 1997 and as Vice President, Controller from May 1993 to January 1995. From June 1988 to May 1993, Mr. Bruce held various financial management positions at Silicon Valley Group, Inc. a semiconductor equipment manufacturer. From July 1986 to June 1988, Mr. Bruce served as Chief Financial Officer of CXR Telcom, Inc. a telecommunications test equipment manufacturer. From June 1980 to July 1986, Mr. Bruce held positions of increasing responsibility in the audit practice of Ernst & Young LLP.

     Richard C. Carmichael rejoined the Company in September 1996 and has served as Senior Vice President, Corporate Marketing since that time. From September 1995 to December 1995 Mr. Carmichael served as Vice President of Marketing at Megatest Corporation and then, after the acquisition of Megatest Corporation by Teradyne, Inc., Mr. Carmichael held the position of Marketing Manager, Megatest Division for Teradyne, Inc. until September 1996. Mr. Carmichael served as Senior Vice President, Marketing for the Company from August 1993 until August 1995 and Vice President, Marketing from July 1992 to August 1993. Mr. Carmichael first joined the Company in January 1991 and served as Western Area Sales Manager from January 1991 to July 1992. From January 1989 to December 1990, Mr. Carmichael was the Regional Sales Manager for the STS Division of Tektronix. Prior to joining the Company, Mr. Carmichael served for nine years in various sales and marketing positions, most recently as Vice President of Sales for Megatest Corporation, a semiconductor test manufacturer

     David K. Cheung has served as Senior Vice President, Engineering since January 1995, as Vice President, Engineering from May 1994 to January 1995 and as Director of Engineering from October 1993 to May 1994. From September 1992 to October 1993, Mr. Cheung served as Director of Engineering at Schlumberger Technologies, Inc., where he led the development of advanced digital IC testers. Mr. Cheung held various management positions at Schlumberger from 1982 to September 1992.

     George W. DeGeer has served as Senior Vice President, Operations since August, 1996, as Senior Vice President, Manufacturing from January 1995 to
August, 1996, as Vice President, Manufacturing from October 1993 to January 1995, as Director of Manufacturing from July 1992 to October 1993, and as Vista Manufacturing Manager from January 1991 to July 1992. Prior to joining the Company, Mr. DeGeer held various manufacturing management positions at Tektronix for more than twenty years.

     John DiGirolamo has served as Chief Executive Officer and President of Fluence Technology, Inc. ("Fluence" formerly TSSI) since October 1997. From July 1997 to October 1997, Mr. DiGirolamo served as Vice President of Worldwide Sales and Marketing for Fluence. Mr. DiGirolamo served as Director of Sales at Summit Design, Inc., from May 1996 to July 1997. Mr. DiGirolamo served at the Company as Vice President, Worldwide Sales from June 1995 to April 1996. Prior to joining the Company in 1995, Mr. DiGirolamo held a variety of senior level positions within the industry, including a tenure at GenRad, Inc. as General Manager and Director of Sales & Marketing for Western operations. Mr. DiGirolamo possesses over 33 years of experience in the semiconductor equipment and test industry.

     Robert E. Huston has served as Vice President, Test Technology since August 1992. From February 1983 to August 1992, Mr. Huston was a co-founder and fellow of Trilium Corporation and was the architect of the Micromaster series of test systems. Mr. Huston was a fellow at LTX from August 1988 to August 1992, developing high frequency test strategies. He served in various senior engineering positions beginning in 1967 at Fairchild working with a team to develop the LSI test system.

     David O'Brien has served as Senior Vice President, Information Technology since July 1995. Mr. O'Brien served as Senior Vice President, Marketing from May 1994 to July 1995, as Senior Vice President, Engineering from August 1993 to May 1994 and as Vice President, Engineering from July 1992 to August 1993. Mr. O'Brien served as Vice President, Beaverton Business Unit from October 1991 to July 1992; Vice President, Marketing - Vista from August 1991 to September 1991; Vice President Software Products from October 1990 to July 1991; Vice President, Engineering from July 1987 to September 1990; Director of Engineering from October 1986 to June 1987; and Software Engineering Manager of the Company from January 1983 to September 1986.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       The Company's common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low stock prices for the last two fiscal years were:

                                 1998               1997
                            --------------     --------------
         Quarter Ended       High    Low        High    Low
         --------------     ------  ------     ------  ------

         January 31         $35.25  $18.13     $25.75  $13.75
         April 30            34.00   24.87      24.25   13.88
         July 31             28.50   16.87      36.63   15.75
         October 31          20.56    9.31      55.00   26.88


       There were approximately 307 stockholders of record at December 5, 1998. To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future and, under its current credit agreements, such payment would require prior bank approval.

ITEM 6.  SELECTED FINANCIAL DATA

       The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                   Year ended October 31,
                                                ----------  ----------   ----------  ---------- ----------
   (in thousands, except per share amounts)        1998        1997         1996        1995       1994
                                                ----------  ----------   ----------  ---------- ----------
   Consolidated Statement of Operations Data:
   Net sales ................................   $ 216,803    $ 204,092   $ 238,788   $ 176,805   $ 118,211
   Operating income (loss) ..................     (42,572)      15,063      54,334      43,817      24,208
   Income (loss) before taxes ...............     (41,270)      18,230      58,267      46,649      24,939
   Net income (loss) ........................     (26,282)      10,693      37,703      30,354      19,193
   Net income (loss) per basic share ........   $   (1.22)   $    0.49   $    1.75   $    1.50   $    1.04

   Net income (loss) per diluted share ......   $   (1.22)   $    0.47   $    1.72   $    1.45   $    0.97

   Consolidated Balance Sheet Data:
   Working capital ..........................   $ 184,606    $ 250,336   $ 144,623   $ 126,395   $  64,101
   Total assets .............................     306,189      358,141     223,042     186,593     103,668
   Long-term debt, less current maturities ..     115,000      115,000        --          --           655
   Retained earnings ........................      68,440       94,722      84,029      46,326      16,604
   Stockholders' equity .....................     150,017      204,911     189,782     150,286      78,213

-------------------------------------------------------------------------------------------------------------------

Quarterly 1998

   (in thousands, except per share amounts)   1st        2nd        3rd         4th
   (unaudited)
   Net sales .........................   $ 82,375   $ 74,660   $ 37,322    $ 22,446
   Gross profit (loss) ...............     46,937     42,996       (531)      2,045
   Operating income (loss) ...........     13,138     12,832    (49,311)    (19,231)
   Income (loss) before taxes ........     14,096     13,032    (49,318)    (19,080)
   Net income (loss) .................      9,191      8,787    (33,586)    (10,674)
   Net income (loss) per basic share .   $   0.42   $   0.41   $  (1.55)   $  (0.51)
   Net income (loss) per diluted share   $   0.41   $   0.40   $  (1.52)   $  (0.51)

Quarterly 1997

   (in thousands, except per share amounts)   1st        2nd        3rd*        4th
   (unaudited)
   Net sales .........................   $ 40,261   $ 43,355   $ 51,082    $ 69,394
   Gross profit ......................     20,822     24,981     29,444      38,889
   Operating income (loss) ...........        585      4,039       (364)     10,803
   Income before taxes ...............      1,612      4,913        647      11,058
   Net income (loss) .................      1,054      3,286       (897)      7,250
   Net income (loss) per basic share .   $   0.05   $   0.15   $  (0.04)   $   0.33
   Net income (loss) per diluted share   $   0.05   $   0.15   $  (0.04)   $   0.32


       In addition to the historical information contained herein, the discussion in this Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Risk Factors" and elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

       The following discussions should be read in conjunction with the consolidated financial statements, and notes thereto, included elsewhere herein. Certain of the statements contained in this Annual Report on Form 10-K to Stockholders are forward-looking statements and involve a number of risks and uncertainties.

       The Company's sales, gross margins and operating results have in the past fluctuated significantly, and will in the future fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause the Company's results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by the Company's customers, the timing of new product announcements and releases by the Company or its competitors, market acceptance of new products and enhanced versions of the Company's products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by the Company, its competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, inventory obsolescence, patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Annual Report on Form 10-K will not necessarily be indicative of the results of operations for any future period. For a further discussion of the Company's business, and risk factors affecting its results of operations, please refer to the section entitled "Risk Factors" included elsewhere herein.

Results of Operations
---------------------

1998 vs 1997


       NET SALES. Net sales consist of revenues from the sale of systems, upgrades, spare parts, maintenance contracts and software. Net sales increased 6% to $216.8 million in fiscal 1998 from $204.1 million in fiscal 1997; however, the Company's net sales decreased from $82.4 million in the first quarter of fiscal 1998 to $22.4 million for the fourth quarter of fiscal 1998. The year-over-year increase over 1997 was driven primarily by increased worldwide demand for semiconductor automatic test equipment ("ATE"), including the Company's products, during the end of calendar 1997 and including the first quarter of the Company's fiscal 1998. This was followed by a very significant decline in worldwide demand for semiconductor ATE, which led to a material decline in net sales of the Company's products in the last three quarters of fiscal 1998. During fiscal 1998, the Company's net sales were also materially adversely affected by its inability to complete three major product introductions, consisting of the VS2000 high-performance digital tester, the Quartet high-performance mixed signal tester and the Kalos memory tester. The Company believes that its existing completed products were being primarily purchased when its customers required increased capacity and that these three newer products, once completed, will be primarily purchased by customers seeking increased functionality instead of or in addition to increased capacity. The Company believes it will be unable to achieve a significant increase in net sales until either increased demand for semiconductors causes an increase in "capacity buys" or until the Company completes its major product introductions and can generate increased "functionality buys" with its newer products.

       International net sales accounted for approximately 69% and 70% of total net sales in fiscal 1998 and 1997, respectively. The Company's net sales to the Asia Pacific region accounted for approximately 60% and 66% of total net sales in fiscal 1998 and 1997, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for the Company's products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may continue or worsen, which could continue to materially adversely affect demand for the Company's products.

       GROSS MARGIN. The Company's gross margin as a percentage of net sales decreased to 42.2% in fiscal 1998 from 55.9% in fiscal 1997. The decrease was due primarily to special charges taken in fiscal 1998 as a result of a significant decrease in net sales in the last three quarters of fiscal 1998. The Company recorded special charges to cost of goods sold in 1998 totaling $28.4 million, consisting primarily of write-offs for excess or obsolete inventory, as more fully described below. Additionally, gross margins were negatively impacted due to lower average selling prices caused by increased competition in the markets the Company serves and due to inefficiencies caused by the lower manufacturing volumes.

       RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses as a percentage of net sales were 21.9% and 18.3%, in fiscal 1998 and 1997, respectively. R&D expenses increased to $47.5 million in fiscal 1998 from $37.4 million in fiscal 1997, reflecting continued investments in the development of new products, as well as enhancements of existing product lines. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future; however, the Company has taken steps to reduce operating expenses in light of current industry conditions.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $64.2 million in fiscal 1998 from $55.7 million in fiscal 1997, an increase of 15.3%. The increase in fiscal 1998 resulted primarily from marketing costs associated with new product introductions and higher operating expenses associated with acquisitions made during 1998 and the last half of fiscal 1997, partially offset by decreases in expenditures in the latter three quarters of fiscal 1998 as the Company responded to the general downturn in the semiconductor industry. During this period of depressed revenues, the Company has undertaken a project to replace a majority of its financial, manufacturing, distribution, planning and control systems with the R/3 system from SAP America, Inc., and anticipates that this system will be operational before the end of fiscal 1999. This project is intended to improve operational efficiencies to support anticipated future growth in the business.

       IN-PROCESS RESEARCH AND DEVELOPMENT. In June 1998, the Company purchased from Heuristics Physics Laboratories, Inc. ("HPL") certain assets and assumed certain liabilities relating to their memory self test business for $8.0 million in cash and the assumption of $0.2 million in liabilities. Additionally, the Company agreed to make payments to the shareholder representatives of HPL in an amount equal to 10% of the Company's net sales of products derived from the assets acquired from HPL's design for test division for a period of two years following the acquisition. In connection with the HPL acquisition, the Company recognized $2.0 million of acquired in-process research and development ("IPR&D"). The remaining $6.2 million has been capitalized, of which $5.3 million is for purchased technology and other intangible assets which will be amortized ratably over their estimated useful lives of five years.

       The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated after-tax cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

       The HPL acquired IPR&D consists of projects related to memory self test. These projects are aimed at the development of products that can perform self testing of on-chip memories, self testing of off-chip memories, automated memory test vector generation, built-in memory repair analysis and built-in automated memory circuit repair. The Company estimated that approximately 50% of the research and development effort, based on complexity, had been completed at the date of the acquisition. The significant work remaining on these projects was estimated to take approximately 16 engineering person years, at a cost of approximately $1.3 million and be completed in late fiscal 1999 or early fiscal 2000. As of October 31, 1998, the Company believed that the projections of time and cost had not materially changed. As of the acquisition date, HPL was in the alpha stage of development and required the resolution of certain memory self test technological hurdles in order to complete the technology. The items remaining to be addressed at the acquisition date included the following: expansion of built-in self test (BIST) capability to address large (beyond mega-bit) embedded memories used in the emerging system-on-a-chip market, completion of third generation BIST, automation tools allowing the generation of user-configurable test algorithms on the active load board of a test system, completion of manufacturing oriented memory BIST architecture enabling parallel test execution and full diagnostics for engineering debug and yield analysis, and completion of the first built-in redundancy analyzer, software to direct laser repair stations and embedded memory self repair.

       There can be no assurance that these projects will achieve technological feasibility or that the Company will be able to successfully market products based on such technology. Should these in-process projects fail, the value of the Company's investment in these incomplete technologies would be diminimous or zero. A failure to successfully develop and market memory self test products could have a material adverse affect on the Company's business, financial condition or results of operations.

       During fiscal 1997, the Company expensed $6.0 million of IPR&D resulting from the acquisition of certain assets of Summit Design, Inc., and Summit's wholly owned subsidiary, Test Systems Strategies, Inc. (the "TSSI acquisition"). The IPR&D associated with the TSSI acquisition related to the development of a standard tester interface language ("STIL"). The STIL development project is approximately 35% complete as of October 31, 1998. The significant technological hurdles remaining to be addressed include: the ability to parse mega-vector files and make them immediately available to the application program interface; the ability to effectively process both batch and online input from engineering design automation ("EDA") simulation tools, the development of efficient algorithms for taking event data from EDA simulation tools and mapping it into the limited resources of a given ATE system according to a standard set of rules; and the development of additional STIL constructs which enable the use of STIL as a design stimulus language, enable the use of STIL for representing test patterns for embedded cores, representing the test program flow in STIL, representing test methods in STIL and defining voltage and current levels associated with STIL waveforms. The Company estimates that as of October 31, 1998, the remaining research and development work on the STIL project will take approximately 13 engineering person years, at a cost of approximately $2.0 million and will be completed in fiscal 2000. The project has progressed more slowly than originally projected due to lower than anticipated staffing. The lower staffing levels were a result of the Company's actions to reduce expenses during a period of reduced revenues and earnings. There can be no assurance that the Company will be able to complete the development and successful marketing of any STIL based products. A failure to successfully develop and market STIL based products could have a material adverse effect on the Company's business, financial condition or results of operations.

       SPECIAL CHARGES. In the third and fourth quarters of fiscal 1998, the Company recorded special charges totaling $48.7 million, of which $28.4 million was classified as cost of goods sold and the balance was classified as operating expenses. These charges were recorded as a result of the Company's response to a major downturn in the current and forecasted business outlook for the ATE and related semiconductor and semiconductor equipment industries which took place during the period. As a result of this industry downturn, the Company has downsized its operations including reducing headcount, reducing the volume of products being produced and cancelling and delaying various projects, including facilities expansions and certain research and development projects. The impact of this downturn and these decisions is that significant amounts of the Company's inventories, receivables, fixed assets, prepaid expenses, investments and purchased technologies have been impaired and certain liabilities have been incurred. As a result, the Company has written down the related assets to their net realizable values and made provision for the estimated liabilities.

       Of the $48.7 million in charges, approximately $28.4 million was charged as cost of goods sold, of which approximately $26.7 million was related to write-down of excess or obsolete inventories. The elements of the charges during fiscal 1998 are as follows (in thousands):

   Write down of inventories to net realizable value
    (including expected losses on supplier commitments) ...........   $26,678
   Write down of excess fixed assets to fair value ................     7,272
   Write down of purchased technology and investments to fair value     5,118
   Write-off of prepaid and other current assets ..................     2,444
   Excess facility costs ..........................................     2,641
   Provision for uncollectible receivables ........................     3,389
   Employee termination benefits and accrued liabilities ..........     1,196
                                                                      -------
                                                                      $48,738

       At October 31, 1998, approximately $4.8 million in accrued liabilities related to special charges remained on the Company's balance sheet, primarily the accrued loss on supplier commitments of $2.4 million and approximately $1.9 million for rent on excess facilities. The cash expenditures associated with these obligations will occur primarily in fiscal 1999. Cash expenditures associated with the special charges during fiscal 1998 were approximately $700,000, relating primarily to excess facilities and to severance costs.

       INTEREST INCOME. The Company generated interest income of $8.5 million and $4.8 million in fiscal 1998 and 1997, respectively. The increase was due to interest earned on significantly higher average cash and investments balances provided by the receipt of proceeds from the convertible subordinated notes issued in late fiscal 1997.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased to $7.2 million in fiscal 1998 from $1.6 million in fiscal 1997, primarily due to the interest expense on the Company's convertible subordinated notes.

       INCOME TAX. Excluding the impact of in-process research and development, the Company's effective tax rate for fiscal 1998 and 1997 was 37% and 34%, respectively. Excluding the impact of the in-process research and development, the tax benefit rate in fiscal 1998 approximated the combined federal and state statutory rate, while the effective tax rate in 1997 was lower, primarily due to the benefit of the Company's foreign sales corporation.

       Realization of a portion of the net deferred tax assets is dependent on the Company's ability to generate approximately $30,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. A valuation allowance has been established in both fiscal 1998 and 1997 to offset a portion of the deferred tax assets attributable to the in-process research and development. Due to the period over which these tax benefits will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

1997  vs.  1996

       NET SALES. Net sales decreased 14.5% to $204.1 million in fiscal 1997 from $238.8 million in fiscal 1996. The decrease was primarily due to the effects of a worldwide downturn in the demand for semiconductor ATE. International sales accounted for approximately 70% in fiscal 1997 compared to 67% in fiscal 1996. The Company's net sales to the Asia Pacific region accounted for approximately 66% and 58% of total net sales in fiscal 1997 and 1996, respectively.

       GROSS MARGIN. The Company's gross margin as a percentage of net sales decreased to 55.9% in fiscal 1997 from 59.4% in fiscal 1996. The decreases were due primarily to a significant decrease in revenue shipments beginning in the fourth fiscal quarter of 1996, which resulted in an underutilization of manufacturing capacity, offset partially by decreased expenses resulting from the resizing of certain areas in operations. The fiscal 1997 decrease was also due in part to inventory write-downs taken for obsolete items as a result of the Company's introduction of new products and modification and phasing out of older products.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales were 18.3% in fiscal 1997 as compared to 14.8% in fiscal 1996, reflecting increased expenses and lower net sales in fiscal 1997 as compared to fiscal 1996. Research and development expenses increased to $37.4 million in fiscal 1997 from $35.4 million in fiscal 1996, reflecting continued investments in the development of new products, as well as enhancements of existing product lines.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 7.1% to $55.7 million in fiscal 1997 from $52.0 million in fiscal 1996. The increase in fiscal 1997 resulted primarily from marketing costs, associated with new product introductions, operating expenses associated with acquisitions made during the year, costs of increasing the Company's global infrastructure such as offices in Southeast Asia, and legal and other expenses for patent litigation that was settled in fiscal 1997 and acquisitions. In fiscal 1997, selling, general and administrative expenses as a percentage of net sales increased over fiscal 1996, due primarily to the reduced net sales.

       IN-PROCESS RESEARCH AND DEVELOPMENT. During fiscal 1997, the Company expensed $6.0 million of IPR&D resulting from the acquisition of certain assets of Summit Design, Inc., and Summit's wholly owned subsidiary, Test Systems Strategies, Inc. (the "TSSI acquisition"). The IPR&D associated with the TSSI acquisition related to the development of a standard tester interface language ("STIL"). The STIL development project is approximately 35% complete as of October 31, 1998. The significant technological hurdles remaining to be addressed include: the ability to parse mega-vector files and make them immediately available to the application program interface; the ability to effectively process both batch and online input from engineering design automation ("EDA") simulation tools, the development of efficient algorithms for taking event data from EDA simulation tools and mapping it into the limited resources of a given ATE system according to a standard set of rules; and the development of additional STIL constructs which enable the use of STIL as a design stimulus language, enable the use of STIL for representing test patterns for embedded cores, representing the test program flow in STIL, representing test methods in STIL and defining voltage and current levels associated with STIL waveforms. The Company estimates that as of October 31, 1998, the remaining research and development work on the STIL project will take approximately 13 engineering person years, at a cost of approximately $2.0 million and will be completed in fiscal 2000. The project has progressed more slowly than originally projected due to lower than anticipated staffing. The lower staffing levels were a result of the Company's actions to reduce expenses during a period of reduced revenues and earnings. There can be no assurance that the Company will be able to complete the development and successful marketing of any STIL based products. A failure to successfully develop and market STIL based products could have a material adverse effect on the Company's business, financial condition or results of operations.

       INTEREST INCOME. The Company generated interest income of $4.8 million and $4.2 million in fiscal 1997 and fiscal 1996, respectively. The increase was due to interest earned on significantly higher cash and short-term investments balances provided by operations and the receipt of proceeds from convertible subordinated notes, offset in part by cash used to increase accounts receivable and inventory as well as for capital expenditures and acquisitions.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased to $1.6 million in fiscal 1997 from $0.2 million in fiscal 1996, primarily due to the interest expense on the Company's convertible subordinated notes.

       INCOME TAX. The effective tax rate of 35% for fiscal 1996 was lower than the combined federal and state statutory rate in effect for that year, due primarily to the foreign sales corporation benefits. In fiscal 1997, the Company's effective tax rate increased to 41%, primarily due to the recognition of only a portion of the tax benefit associated with the in-process research and development charge. In-process research and development amounts are deductible over an extended period of time, and therefore, a valuation allowance was established to offset a portion of the resulting deferred tax asset.

Year 2000 Readiness
-------------------

       The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to the complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems, even though the other systems are themselves "Year 2000 compliant."

       The Company's Board of Directors has reviewed the Year 2000 issue generally and as it may affect the Company's business activity. The Company is implementing a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities. The Plan will be modified as circumstances change and is monitored by the Company's Board of Directors. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Renovation, Validation and Implementation.

       The Awareness phase consisted of defining the Year 2000 problem and gaining executive-level support and sponsorship for addressing it. A Year 2000 program team was established and an overall strategy created. During the Assessment phase, all internal systems, products and supply-chain partners were inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases; however, ongoing work will be required in these areas as the Company completes its assessment of existing supply-chain partners and enters into new supply-chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Renovation has begun on mission-critical systems and is targeted for completion by March 31, 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation started in late 1998 and will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment. The Company is in the early stages of the Implementation phase.

       The impact of Year 2000 issues on the Company will depend not only on the corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third-party vendors and other significant third parties to determine their Year 2000 plans and target dates. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as are U.S. businesses. Notwithstanding the Company's efforts, there can be no assurance that the Company, mission-critical third-party vendors or other significant third parties will adequately address their Year 2000 issues.

       The Company is developing contingency plans in the event that the Company, mission-critical third-party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

       Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will be approximately $2.5 million. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. The Company has incurred costs of approximately $500,000 through October 31, 1998, in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period.

       The extent and magnitude of the Year 2000 problem as it will affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are lack of control over systems that are used by third parties who are critical to the Company's operation, dependence on third-party software vendors to deliver Year 2000 upgrades in a timely manner, complexity of testing inter-connected networks and applications that depend on third-party networks and the uncertainty surrounding how others will deal with liability issues raised by Year 2000 related failures. There can be no assurance, for example, that systems used by third parties will be Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Company's business. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Company's implementation of the Plan.

       Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third-party systems, there can be no assurance that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including the costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

Introduction of the Euro
------------------------

       The Company is currently in the process of assessing the issue raised by the introduction of a single European currency ("Euro") introduced on January 1, 1999. While still in the assessment phase, the Company does not expect that the introduction and the use of the Euro will have a material effect on the Company's financial condition or results of operations.

Liquidity and Capital Resources
-------------------------------

       In fiscal 1998, the Company's operations provided $10.2 million in net cash, primarily as a result of cash generated from the $26.3 million net loss after reconciling the non-cash impact of special charges of $48.7 million and depreciation and amortization of $21.1 million. Additionally, the increase in the Company's deferred income taxes provided cash of $10.5 million. These amounts were partially offset by the use of cash caused by changes in working capital accounts. The decrease in accounts receivable provided cash of $18.0 million, primarily as a result of lower fourth quarter sales volumes year over year. During fiscal 1998, the Company purchased product licenses of $7.6 million, thereby utilizing restricted cash. The increase in inventories, which utilized cash of $31.1 million, was due in part to the Company's inability to anticipate the drop in demand which occurred during the year, and in part due to purchases of inventories for new products which subsequently did not meet revenue expectations, due primarily to engineering delays. The increase in prepaid expenses and other current assets, which utilized cash of $19.4 million, was due primarily to the increase of $18.7 million in prepaid and refundable income taxes, which was caused primarily by the Company's net loss. A decrease in accounts payable, primarily due to reduced purchases of inventories, provided cash of $5.3 million.

       Net cash used in investing activities during fiscal 1998 was $65.0 million. Net purchases of available-for-sale securities were $40.0 million. Net acquisitions of property and equipment were $11.3 million and an additional $15.0 million of cash was used to purchase other assets.

       Net cash used in financing activities of $30.0 million was primarily due the use of $32.8 million to repurchase the Company's common stock, offset partially by issuances of common stock under the Company's equity benefit plans totaling $3.2 million. As of October 31, 1998, the Company's principal sources of liquidity consisted of $133.9 million in cash, cash equivalents, restricted cash and available-for-sale securities, compared with $186.3 million at October 31, 1997. The Company has $40.0 million available under its unsecured bank line of credit expiring in July 1999. At October 31, 1998, there were no amounts outstanding under these agreements. Borrowings are subject to the Company's compliance with financial and other covenants. The Company received waivers, effective October 31, 1998, of compliance with certain financial covenants and has subsequently renegotiated the applicable financial covenants under the credit facility. The Company has outstanding debt of $115.0 million consisting of convertible subordinated notes, due in 2002. Additionally, as of October 31, 1998, the Company has operating leases for facilities and test and other equipment totaling approximately $47.5 million due through 2014. The Company expects that its existing cash and investments balances, together with its current or successor line of credit and anticipated cash flow from operations will satisfy its financing requirements for at least the next 12 months.

       The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories subject the Company to increased risks, and could continue to materially adversely affect the Company's business, financial condition and results of operations. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by the Company. In addition, the automatic test equipment industry is highly competitive, and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to the Company's estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such changes could materially adversely affect the Company's business, financial condition and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company's investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and long-term debt obligations (in thousands, except percentages).

                                  1999       2000        2001       2002        2003    Thereafter
Cash equivalents
    Fixed rate                $  42,379           -          -           -          -           -
    Average rate                   5.04%          -          -           -          -           -
Restricted cash
    Fixed rate                    2,400           -          -           -          -           -
    Average rate                   4.11%          -          -           -          -           -
Short term investments
    Fixed rate                $  62,777           -          -           -          -           -
    Average rate                   5.74%          -          -           -          -           -
Long term investments
    Fixed rate                        -   $  20,357          -           -          -           -
    Average rate                      -        5.81%         -           -          -           -
                               ---------   ---------   --------   ---------   --------   ---------
Total investment securities   $ 107,556   $  20,357    $     -   $       -   $      -   $       -
Average rate                       5.43%       5.81%

Long term debt                        -           -          -   $ 115,000          -           -
    Fixed rate
    Average rate                      -           -          -        5.25%         -           -

       The Company mitigates default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

       The Company has no cash flow exposure due to rate changes for its $115 million Convertible Subordinated Notes. The Company has a $40.0 million line of credit under which it can borrow either at the bank's prime rate or as a function of the LIBOR rate. As of October 31, 1998, the Company had no borrowings under its line of credit.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the years ended October 31, 1998, 1997 and 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Report of Ernst & Young LLP, Independent Auditors                            35

Consolidated Balance Sheets
     -- October 31, 1998 and 1997                                            36

Consolidated Statements of Operations
     -- Years Ended October 31, 1998, 1997 and 1996                          37

Consolidated Statements of Stockholders' Equity
     -- Years Ended October 31, 1998, 1997 and 1996                          38

Consolidated Statements of Cash Flows
     -- Years Ended October 31, 1998, 1997 and 1996                          39

Notes to Consolidated Financial Statements                                   40

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Credence Systems Corporation

       We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the Index 14(a).These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/  ERNST & YOUNG LLP



San Jose, California
November 25, 1998

                          CREDENCE SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                                      October 31,
ASSETS                                                                                             1998         1997
                                                                                                   ----         ----
Current assets:
     Cash and cash equivalents ..............................................................   $  48,391    $ 132,761
     Restricted cash ........................................................................       2,400       10,002
     Short-term investments .................................................................      62,777       35,013
     Accounts receivable, net of allowance for doubtful accounts of $5,409 and $1,763 in 1998
         and 1997, respectively .............................................................      33,901       55,246
     Inventories ............................................................................      37,406       42,125
     Deferred income taxes ..................................................................      16,609        5,853
     Prepaid expenses and other current assets ..............................................      24,067        7,148
                                                                                                ---------    ---------
         Total current assets ...............................................................     225,551      288,148
Long-term investments .......................................................................      20,357        8,561
Property and equipment, net .................................................................      41,764       43,050
Other assets, net of accumulated amortization of  $10,102 and $5,043 in 1998 and 1997,
     respectively ...........................................................................      18,517       18,382
                                                                                                ---------    ---------
         Total assets .......................................................................   $ 306,189    $ 358,141
                                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable .......................................................................   $   8,090    $  13,182
     Accrued expenses and other liabilities .................................................      26,978       20,346
     Income taxes payable ...................................................................       5,877        4,284
                                                                                                ---------    ---------
         Total current liabilities ..........................................................      40,945       37,812
Convertible subordinated notes ..............................................................     115,000      115,000
Minority interest ...........................................................................         227          418
Stockholders' equity:
     Preferred stock:
         Authorized shares-- 1,000 ($0.001 par value); no shares issued .....................           -            -
     Common stock:
         Authorized shares -- 40,000 ($0.001 par value)
         Issued and outstanding shares--  21,723 in 1998 and 21,981 in 1997 .................          21           22
         Additional paid-in capital .........................................................     111,818      110,167
         Treasury stock, at cost, 1,332 shares in 1998 ......................................     (19,979)           -
     Retained earnings ......................................................................      58,157       94,722
                                                                                                ---------    ---------
         Total stockholders' equity .........................................................     150,017      204,911
                                                                                                ---------    ---------
         Total liabilities and stockholders' equity .........................................   $ 306,189    $ 358,141
                                                                                                =========    =========




                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              Year Ended October 31,
                                                       ---------    ---------   ---------
                                                          1998         1997        1996
                                                       ---------    ---------   ---------
Net sales:
       Systems and upgrades ........................   $ 187,887    $ 186,264   $ 221,096
       Service, spare parts and software ...........      28,916       17,828      17,692
                                                       ---------    ---------   ---------
           Total net sales .........................     216,803      204,092     238,788
Cost of goods sold - on net sales ..................      97,004       89,956      97,010
Cost of goods sold - special charges ...............      28,352         --          --
                                                       ---------    ---------   ---------
Gross margin .......................................      91,447      114,136     141,778
Operating expenses:
       Research and development ....................      47,484       37,350      35,442
       Selling, general and administrative .........      64,151       55,701      52,002
       In-process research and development .........       1,998        6,022           -
       Special charges .............................      20,386            -           -
                                                       ---------    ---------   ---------
       Total operating expenses ....................     134,019       99,073      87,444
                                                       ---------    ---------   ---------
Operating income (loss) ............................     (42,572)      15,063      54,334
                                                       ---------    ---------   ---------

Interest income ....................................       8,497        4,769       4,155
Interest & other (income) expenses, net ............       7,195        1,602         222
                                                       ---------    ---------   ---------
Income (loss) before income tax provision (benefit)      (41,270)      18,230      58,267
Income tax provision (benefit) .....................     (14,785)       7,531      20,564
                                                       ---------    ---------   ---------
Income (loss) before minority interest .............     (26,485)      10,699      37,703
Minority interest ..................................        (203)           6           -
                                                       =========    =========   =========
Net income (loss) ..................................   $ (26,282)   $  10,693   $  37,703
                                                       =========    =========   =========

Net income (loss) per share
       Basic .......................................   $   (1.22)   $    0.49   $    1.75
                                                       =========    =========   =========
       Diluted .....................................   $   (1.22)   $    0.47   $    1.72
                                                       =========    =========   =========

Number of shares used in computing per share amounts
       Basic .......................................      21,533       21,865      21,532
                                                       =========    =========   =========
       Diluted .....................................      21,533       22,512      21,977
                                                       =========    =========   =========








                                              See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                     Common Stock   Additional   Treasury Stock                Total
                                                  -----------------  Paid-in   ------------------  Retained  Stockholders'
                                                   Shares   Amount   Capital    Shares     Amount  Earnings    Equity
                                                  -------- -------- ---------- --------  --------  --------  ------------

Balance at October 31, 1995                        21,421   $  21    $103,939        -  $      -   $ 46,326    $150,286
Issuance of common stock on exercise of options
     under incentive stock option plans               133       1         243        -         -          -         244
Issuance of common stock under employee stock
     purchase plan                                     89       -       1,232        -         -          -       1,232
Income tax benefit from stock option exercises          -       -         317        -         -          -         317
Net income                                              -       -           -        -         -     37,703      37,703
                                                  -------- -------- ---------- --------  --------  --------    --------

Balance at October 31, 1996                        21,643      22     105,731        -         -     84,029      89,782
Issuance of common stock on exercise of options
     under incentive stock option plans               226       -       1,971        -         -          -       1,971
Issuance of common stock under employee stock
     purchase plan                                    112       -       1,564        -         -          -       1,564
Income tax benefit from stock option exercises          -       -         901        -         -          -         901
Net income                                              -       -           -        -         -     10,693      10,693
                                                  -------- -------- ---------- --------  --------  --------    --------

Balance at October 31, 1997                        21,981      22     110,167        -         -     94,722     204,911
Issuance of common stock on exercise of options
     under incentive stock option plans               141       -       1,260        -         -          -       1,260
Issuance of common stock under employee stock
     purchase plan                                    101       -       1,931        -         -          -       1,931
Repurchase and retirement of common stock            (500)     (1)     (2,512)       -         -    (10,283)    (12,796)
Purchase of treasury shares                             -       -           -   (1,332)  (19,979)         -     (19,979)
Income tax benefit from stock option exercises          -       -         972        -         -          -         972
 Net loss                                               -       -           -        -         -    (26,282)    (26,282)
                                                  ======== ======== ========== ========  ========  ========    ========

Balance at October 31, 1998                        21,723    $ 21    $111,818   (1,332) $(19,979)  $ 58,157    $150,017
                                                  ======== ======== ========== ========  ========  ========    ========









                                              See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Year Ended October 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1998         1997        1996
                                                                                ---------   ---------    ---------
Cash flows from operating activities
    Net income (loss) ......................................................   $ (26,282)   $  10,693    $  37,703
    Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
      Depreciation and amortization ........................................      21,146       13,984       11,485
      Acquired in-process research and development .........................       1,998            -            -
      Loss related to special charges ......................................      48,738            -            -
      Loss (gain) on disposal of property and equipment ....................         (38)         430         (123)
      Deferred income taxes ................................................     (10,504)      (3,432)       1,039
      Minority interest ....................................................        (203)           6            -
      Changes in operating assets and liabilities
         Restricted cash ...................................................       7,602      (10,002)           -
         Accounts receivable ...............................................      17,955       (6,221)      (4,976)
         Inventories .......................................................     (31,094)     (16,440)     (13,339)
         Prepaid expenses and other current assets .........................     (19,363)      (4,242)       1,303
         Accounts payable ..................................................      (5,292)        (660)       2,571
         Accrued expenses and other liabilities ............................       2,995        2,517       (1,852)
         Income taxes payable ..............................................       2,565        3,654       (2,794)
                                                                               ---------    ---------    ---------
              Net cash provided by (used in) operating activities ..........      10,223       (9,713)      31,017
Cash flows from investing activities
    Purchases of available-for-sale securities .............................    (152,808)     (68,983)     (80,028)
    Maturities of available-for-sale securities ............................      90,548       56,663       55,625
    Sales of available-for-sale securities .................................      22,700       10,673            -
    Proceeds from the maturity of held-to-maturity securities ..............           -            -       11,521
    Acquisition of property and equipment ..................................     (11,268)     (16,223)     (24,689)
    Other assets ...........................................................     (15,022)      (9,201)      (4,209)
    Proceeds from sale of property and equipment ...........................         829        2,007        4,057
                                                                               ---------    ---------    ---------
              Net cash used in investing activities ........................     (65,021)     (25,064)     (37,723)
Cash flows from financing activities
    Principal payments under capital lease obligations .....................           -            -         (655)
    Issuance of common stock ...............................................       3,191        3,477        1,476
    Repurchase of common stock .............................................     (32,775)           -            -
    Issuance of 5 1/4% convertible subordinated notes ......................           -      115,000            -
    Other ..................................................................          12          412            -
                                                                               ---------    ---------    ---------
              Net cash provided by (used in) financing activities ..........     (29,572)     118,889          821
                                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents .......................     (84,370)      84,112       (5,885)
Cash and cash equivalents at beginning of the period .......................     132,761       48,649       54,534
                                                                               =========    =========    =========
Cash and cash equivalents at end of the period .............................   $  48,391    $ 132,761    $  48,649
                                                                               =========    =========    =========
Supplemental disclosures of cash flow information:
    Interest paid ..........................................................   $   6,121    $       1    $      48
    Income taxes paid ......................................................   $  11,746    $   7,443    $  22,319
Noncash investing activities:
    Net transfers of inventory to property and equipment ...................   $   9,135    $  10,036    $   3,505

                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Organization and Summary of Significant Accounting Policies

Organization
------------

       Credence Systems Corporation ("Credence" or the "Company") was incorporated under the laws of the State of California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of automatic test equipment used in the production of semiconductors. As a result of acquisitions made during fiscal 1997 and 1998, Credence is also involved in the design, development, sale and service of software enabling the development of customer test programs used by automatic test equipment. The Company has a subsidiary in Japan engaged in sales, marketing and service of the Company's products and a subsidiary in Korea engaged in service of the Company's products. Also, the Company has a joint venture with Innotech Corporation in Japan engaged in the customization, development and manufacture of product for sale by both companies. The joint venture is 50.1% owned by the Company and is consolidated in the financial statements. The operations of and net investment in foreign subsidiaries are not material.

Basis of Presentation
---------------------

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the Consolidated Financial Statements and related notes have been reclassified to conform to the current year's presentation.

Revenue Recognition
-------------------

       Revenue and related warranty expenses are recognized upon product shipment. Net sales consist of product and service sales, less discounts and estimated allowances. A provision for the estimated costs to enhance the functionality and reliability of the installed base is recorded when such requirements become known. Revenues from service contracts are recognized ratably over the contract period. The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, which calls for recognizing revenue when a non-cancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements that meet the Company's revenue recognition policy, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed.

Cash, Cash Equivalents, and Short-term Investments
--------------------------------------------------

       For purposes of cash flow reporting, the Company considers all highly liquid investments with minimum yield risks and original maturity dates of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper, medium term notes, asset-backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds carried at amortized costs adjusted to fair market value.

       Management classifies investments as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading as of October 31, 1998 or 1997. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. There were no securities classified as held-to-maturity as of October 31, 1998 or 1997. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

       The fair market value of cash equivalents, restricted cash and short-term and long-term investments is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates.
Cash and cash equivalents are categorized as follows (in thousands):


      October 31,                                           1998        1997
                                                          ---------   ---------
     Money market ...................................... $   11,799   $  20,866
     Commercial paper ..................................      8,304      73,277
     Auction rate preferred securities .................          -      25,000
     Corporate bonds ...................................      2,061       5,000
     Obligations of U.S. Government agencies............        215       1,978
     Other debt securities .............................          -       7,614
                                                          ---------   ---------
       Cash equivalents ................................      2,379      33,735
     Cash ..............................................      6,012        (974)
                                                          ---------   ---------
       Cash and cash equivalents .......................  $  48,391   $ 132,761
                                                          =========   =========

       The short-term investments mature in less than one year. All long-term investments have maturities of one to two years. At October 31, 1998 and 1997, these investments are classified as available-for-sale and are categorized as follows (in thousands):

      October 31,                                             1998       1997
                                                            --------   --------
Commercial paper and medium term notes ...................  $ 28,048   $ 22,186
Treasury notes and obligations of U.S. Government agencies     8,542      9,173
Asset backed securities ..................................    13,332          -
Auction rate preferred securities ........................     2,060          -
Certificates of deposit ..................................     1,999      7,997
Corporate bonds ..........................................    18,345        412
Municipal bonds ..........................................    10,808          -
Other debt securities ....................................         -      3,806
                                                             -------    -------
                                                             $83,134   $ 43,574
                                                             =======    =======

Restricted Cash
---------------


       Restricted cash represents cash in escrow related to commitments by the Company under an agreement with Summit Design, Inc. to purchase product licenses. These funds are invested in a money market account.

Inventories

       Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

     October 31,                                               1998      1997
                                                              -------   -------

     Raw materials . ........................................ $ 9,860   $24,862
     Work-in-process ........................................  21,609    14,173
     Finished goods .........................................   5,937     3,090
                                                              -------   -------
                                                              $37,406   $42,125
                                                              =======   =======

Prepaid Expenses and Other Current Assets
-----------------------------------------

       Prepaid expenses and other current assets consist of the following (in thousands):

       October 31,                                             1998       1997
                                                              -------   -------

       Prepaid and refundable income taxes .................. $18,682   $     -
       Prepaid expenses and other ...........................   5,385     7,148
                                                              -------   -------
                                                              $24,067   $ 7,148
                                                              =======   =======


Property and Equipment and Other Assets
---------------------------------------


       Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives of three to five years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Property and equipment consist of the following (in thousands):


       October 31,                                            1998       1997
                                                            --------   --------

       Machinery and equipment ...........................  $ 43,013   $ 36,816
       Software ..........................................    10,223     10,830
       Leasehold improvements ............................    11,798      8,248
       Furniture and fixtures ............................     4,840      5,039
       Spare parts .......................................    18,390     17,026
                                                             -------    -------
                                                              88,264     77,959
       Less accumulated depreciation and amortization ....    46,500     34,909
                                                              ------    -------
       Net property and equipment ........................  $ 41,764   $ 43,050
                                                             =======    =======

       Other assets consist primarily of purchased technologies, other intangibles and related rights which are amortized using the straight-line method over the assets' estimated useful lives of three to five years. Accumulated amortization associated with intangible assets is approximately $10,102,000 and $5,043,000 at October 31, 1998 and 1997, respectively.

       In 1995, the Financial Accounting Standards Board ("FASB") released the Statement of Financial Accounting Standards ("SFAS") No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company adopted SFAS 121 on November 1, 1996. Adoption of SFAS 121 had a material impact on the Company's financial position and results of operations as described more fully in Note 3 herein.


Accrued Expenses and Other Liabilities
--------------------------------------

       Accrued expenses and other liabilities consist of the following (in thousands):

       October 31,                                           1998        1997
                                                           --------    --------
       Accrued payroll and related liabilities             $  6,767    $  6,061
       Accrued warranty                                       3,874       3,277
       Accrued distributor commissions                        1,706       3,174
       Deferred revenue                                       3,065       2,748
       Accrued loss on supplier commitments                   2,400           -
       Other accrued liabilities                              9,166       5,086
                                                           --------    --------
                                                           $ 26,978    $ 20,346
                                                           ========    ========

Net Income (Loss) Per Share
---------------------------

       The Company adopted SFAS No. 128, "Earnings Per Share", (SFAS 128) beginning in the first quarter of fiscal 1998. Accordingly, basic net income
(loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted-average number of common shares and dilutive-potential common shares outstanding during the period. The Company's convertible subordinated notes are not dilutive-potential common shares and, accordingly, were excluded from the calculation of diluted net income (loss) per share. Weighted-average options to purchase 932,998 shares at an average price of $28.58 per share were outstanding at October 31, 1998, but were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the common shares and the Company incurred a net loss. Therefore, the effect of including the options would be antidilutive. All net income (loss) per share amounts for all periods have been presented to conform to SFAS 128 requirements. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                   1998        1997       1996
                                                                  --------    --------   --------
Numerator:
  Numerator for basic and diluted net income (loss) per share -
  net income (loss) ...........................................   $(26,282)   $ 10,693   $ 37,703
                                                                  --------    --------   --------
Denominator:
  Denominator for basic net income (loss) per share -
  weighted-average shares .....................................     21,533      21,865     21,532

Effect of dilutive securities - employee stock options ........        647         445
                                                                  --------    --------   --------
Denominator for diluted net income(loss) per share - adjusted
weighted-average shares and assumed exercises .................     21,533      22,512     21,977
                                                                  --------    --------   --------

  Basic net income (loss) per share ...........................   $  (1.22)   $   0.49   $   1.75
  Diluted net income (loss) per share .........................   $  (1.22)   $   0.47   $   1.72


Recent Accounting Pronouncements
--------------------------------

       In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income", (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 130 is not expected to have a material impact on the Company's consolidated financial statements. In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131). SFAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will require disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenue is derived.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company is currently evaluating whether to adopt the new statement earlier than is required. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

Use of Estimates
----------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

       Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.


Note 2
Acquisitions

       In July 1997, the company, through a subsidiary, Fluence Technology, Inc. (formerly known as Test Systems Strategies, Inc.), a Delaware corporation ("Fluence"), acquired certain assets and assumed certain liabilities from Summit Design, Inc. and its wholly owned subsidiary, Test Systems Strategies, Inc., an Oregon corporation, including the test development series software products ("TDS") and TSSI trademark of Test Systems Strategies, Inc, the Oregon corporation (the "TSSI acquisition"). TDS includes tools designed to convert gate-level simulation data from electronic design automation simulators to programs that operate on targeted automatic test equipment ("ATE") for testing integrated circuits characterized by the gate-level simulation data. TDS facilitates simulation analysis, stimulus generation, simulation rules checking, tester resource checking, ATE test program generation, and test program conversion. The consolidated financial statements reflect the impact of TDS operations subsequent to the acquisition date.

       The purchase price of $7.3 million consisted of a cash payment of $7.0 million to Summit Design, Inc. and $300,000 for the assumption of liabilities. Acquired assets and liabilities were recorded at their estimated fair market value at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets and liabilities acquired based on valuations. Amounts allocated to in-process research and development ("IPR&D") of approximately $6.0 million were written off at the acquisition date, representing an estimated value (using risk-adjusted cash flows, discounted at 35%) of development programs that had not yet reached technological feasibility. Amounts allocated to developed technology, $1.0 million, and workforce in place, $0.3 million, are being amortized on a straight-line basis over periods of six and three years, respectively.

       The IPR&D associated with the TSSI acquisition related to the development of a standard tester interface language ("STIL"). The STIL development project is approximately 35% complete as of October 31, 1998. The significant technological hurdles remaining to be addressed include: the ability to parse mega-vector files and make them immediately available to the application program interface; the ability to effectively process both batch and online input from engineering design automation ("EDA") simulation tools, the development of efficient algorithms for taking event data from EDA simulation tools and mapping it into the limited resources of a given ATE system according to a standard set of rules; and the development of additional STIL constructs which enable the use of STIL as a design stimulus language, enable the use of STIL for representing test patterns for embedded cores, representing the test program flow in STIL, representing test methods in STIL and defining voltage and current levels associated with STIL waveforms. The Company estimates that as of October 31, 1998, the remaining research and development work on the STIL project will take approximately 13 engineering person years, at a cost of approximately $2.0 million and will be completed in fiscal 2000. The project has progressed more slowly than originally projected due to lower than anticipated staffing. The lower staffing levels were a result of the Company's actions to reduce expenses during a period of reduced revenues and earnings. There can be no assurance that the Company will be able to complete the development and successful marketing of any STIL based products. A failure to successfully develop and market STIL based products could have a material adverse effect on the Company's business, financial condition or results of operations.

       In August 1997, Fluence purchased from Zycad Corporation ("Zycad") and one of its subsidiaries, Attest Software, Inc. certain assets, including the TDX software product line ("TDX"). TDX consists of software products that facilitate the development of ATE test programs to aid in ensuring the integrity of integrated circuit designs prior to incurring the expense of wafer fabrication.

       The purchase price consisted of a cash payment to Zycad of $2,250,000. Acquired assets were recorded at their estimated fair market value at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets acquired based on valuations. Amounts allocated to developed technology, $2.0 million, workforce in place, $0.1 million, and fixed assets, $0.1 million are being amortized on a straight-line basis over periods of five, three and five years, respectively.

       In June 1998, the Company purchased from Heuristics Physics Laboratories, Inc. ("HPL") certain assets and assumed certain liabilities relating to its memory self test business for $8.0 million in cash and the assumption of $0.2 million in liabilities. Additionally, the Company agreed to make payments to the shareholder representatives of HPL in an amount equal to 10% of the Company's net sales of products derived from the assets acquired from HPL's design for test division for a period of two years following the acquisition. In connection with the HPL acquisition, the Company recognized $2.0 million of acquired IPR&D. The remaining $6.2 million has been capitalized, of which $5.3 million is for purchased technology and other intangible assets which will be amortized ratably over their estimated useful lives of five years.

       The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated after-tax cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

       The HPL acquired IPR&D consists of projects related to memory self test. These projects are aimed at the development of products that can perform self testing of on-chip memories, self testing of off-chip memories, automated memory test vector generation, built-in memory repair analysis and built-in automated memory circuit repair. The Company estimated that approximately 50% of the research and development effort, based on complexity, had been completed at the date of the acquisition. The significant work remaining on these projects was estimated to take approximately 16 engineering person years, at a cost of approximately $1.3 million and be completed in late fiscal 1999 or early fiscal 2000. As of October 31, 1998, the Company believed that the projections of time and cost had not materially changed. As of the acquisition date, HPL was in the alpha stage of development and required the resolution of certain memory self test technological hurdles in order to complete the technology. The items remaining to be addressed at the acquisition date included the following: expansion of built-in self test (BIST) capability to address large (beyond mega-bit) embedded memories used in the emerging system-on-a-chip market, completion of third generation BIST, automation tools allowing the generation of user-configurable test algorithms on the active load board of a test system, completion of manufacturing oriented memory BIST architecture enabling parallel test execution and full diagnostics for engineering debug and yield analysis, and completion of the first built-in redundancy analyzer, software to direct laser repair stations and embedded memory self repair.

       There can be no assurance that these projects will achieve technological feasibility or that the Company will be able to successfully market products based on such technology. Should these in-process projects fail, the value of the Company's investment in these incomplete technologies would be diminimous or zero. A failure to successfully develop and market memory self test products could have a material adverse affect on the Company's business, financial condition or results of operations.


Note 3
Special Charges

       In the third and fourth quarters of fiscal 1998, the Company recorded special charges totaling $48.7 million, of which $28.4 million were classified as cost of goods sold and the balance was classified as operating expenses. These charges are the result of the Company's response to a major downturn in the current and forecasted business outlook for the ATE and related semiconductor and semiconductor equipment industries which took place during the period. As a result of this industry downturn, the Company has downsized its operations, including reducing headcount, reducing the volume of products being produced and cancelling and delaying various projects, including facilities expansions and certain research and development projects. The impact of this downturn and these decisions is that significant amounts of the Company's inventories, receivables, fixed assets, prepaid expenses, investments and purchased technologies have been impaired and certain liabilities have been incurred. As a result, the Company has written down the related assets to their net realizable values and made provision for the estimated liabilities.

       Of the $48.7 million in charges, approximately $28.4 million was charged as cost of goods sold, of which approximately $26.7 million was related to write-down of excess or obsolete inventories. The elements of the charges during fiscal 1998 are as follows (in thousands):

     Write-down of inventories to net realizable value
          (including expected losses on supplier commitments) .......   $26,678
     Write-down of excess fixed assets to fair value ................     7,272
     Write-down of purchased technology and investments to fair value     5,118
     Write-off of prepaid and other current assets ..................     2,444
     Excess facility costs ..........................................     2,641
     Provision for uncollectible receivables ........................     3,389
     Employee termination benefits and accrued liabilities ..........     1,196
                                                                        -------
                                                                        $48,738

       At October 31, 1998, approximately $4.8 million in accrued liabilities related to special charges remained on the Company's balance sheet, primarily the accrued loss on supplier commitments of $2.4 million and approximately $1.9 million for rent on excess facilities. The cash expenditures associated with these obligations will occur primarily in fiscal 1999. Cash expenditures associated with the special charges during fiscal 1998 were approximately $700,000, relating primarily to excess facilities and to severance costs.


Note 4
Concentration of Risks

Credit Risk and Geographic Data
-------------------------------

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, restricted cash, short-term and long-term investments and trade receivables. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the balance sheet.

       The Company and its subsidiaries operate in two industry segments: the design, development, manufacture, sale and service of ATE used in the production of semiconductors; and, as a result of acquisitions made in fiscal 1998 and 1997, the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from software were not material to the Company's operations in fiscal 1998 and 1997.

       The  Company   sells  its   products   primarily  to   distributors   and
semiconductor manufacturers located in the United States, Asia Pacific and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses historically have been both immaterial and within management's expectations.

       Export sales, which are denominated in U.S. dollars and represent substantially all of the Company's international sales, represent sales to the Company's customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

         Year ended October 31,         1998  1997    1996
                                        ----  ----    ----
         Domestic ... .................  31%    30%    33%
         Asia Pacific .................  60     66     58
         Europe .......................   9      4      9
                                        ---    ---    ---
         Total sales                    100%   100%   100%
                                        ===    ===    ===

       One customer (a distributor) accounted for 34%, 30% and 25% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. The Company's major distributor sells product into Taiwan. This subjects a significant portion of the Company's receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could have a material impact on the Company's business, financial condition or results of operations.

Other Risks
-----------

       The semiconductor industry has historically been cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for ATE, including equipment manufactured and marketed by the Company. Differences between the Company's forecast of market demand for its products and actual demand could have a material effect on the financial statements. In addition, the ATE industry is highly competitive, and subject to rapid technological change. The Company has experienced and is continuing to experience significant delays in the introduction of new products. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to the Company's estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such changes have and could continue to materially adversely affect the Company's business, financial condition and results of operations.

       In addition, the Company relies on several suppliers and manufacturing subcontractors to provide many of the key components and subassemblies used in the Company's products. Some of these items are available from only one supplier or a limited group of suppliers. Any disruption in the delivery of these items could materially adversely affect the Company's business, financial condition and results of operations.


Note 5
Credit Facilities

       The Company has a $40,000,000 unsecured bank line of credit, with interest at the bank's prime rate (8% at October 31, 1998) which expires July 23, 1999. This line supports the issuance of letters of credit and foreign exchange contracts. At October 31, 1998, the Company had no borrowings outstanding under this line of credit. Borrowings under the line of credit are subject to the Company's ability to meet certain financial covenants including profitability and leverage ratios and require the Company to obtain certain bank approvals for the payment of dividends. The Company was not in compliance with certain financial covenants at October 31, 1998, but it received waivers from the banks and has subsequently renegotiated the applicable financial covenants under the credit facility. There were no foreign exchange contracts outstanding at October 31, 1998 or 1997.

Note 6
Lease Obligations and Other Commitments

     The Company leases its facilities under operating leases that expire periodically through 2014.

     The approximate future minimum lease payments under operating leases for facilities and equipment at October 31, 1998 are as follows (in thousands):

                           Lease Payments
                           --------------
          1999                $ 5,145
          2000                  5,236
          2001                  4,900
          2002                  4,684
          2003                  3,636
     Thereafter                23,874
                               ------
                              $47,475

     Rent expense was approximately $4,336,000, $4,147,000, and $4,132,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

       The Company has an agreement with a distributor whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the distributor to the bank. Under this agreement, the distributor agreed to grant to the Company a security interest to secure the obligations of the distributor as a result of any payments by the Company pursuant to the guaranty. At October 31, 1998, the maximum allowable debt of the distributor subject to this guaranty, $1,000,000, was outstanding.


Note 7
Convertible Subordinated Notes

       In September 1997, the Company sold $115 million of 5 1/4% convertible subordinated notes (the "Notes") due 2002 through a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. The Notes do not provide for a sinking fund and are redeemable at the option of the Company, in whole or in part, at any time on or after September 20, 2000, at certain redemption prices. Interest is payable semiannually on March 15 and September 15, commencing March 15, 1998. The Notes are convertible into common stock of the Company at an initial conversion price of $69.15 per share. To date $6.1 million has been paid in interest expense. Expenses of $3.3 million associated with the offering have been deferred and included in other assets. Such expenses are being amortized to interest expense over the term of the Notes. In November 1997, the Company filed a Registration Statement with the Securities and Exchange Commission under Form S-3 to permit public secondary trading of the Notes, and, upon conversion, the underlying common stock. Such registration statement was declared effective in December 1997. As of October 31, 1998, the fair value of the Notes based on quotes from a major brokerage firm was approximately $74.4 million.


Note 8
Stockholders' Equity

       Treasury Stock and Common Stock Repurchases
       -------------------------------------------

       During the year, the Company repurchased a total of 1.8 million shares of its common stock at a cost of $32.8 million. Out of the total 1.8 million shares, 500,000 were canceled and retired and the balance of 1.3 million shares were put in treasury stock.

       Stock Option Plans and Stock Purchase Plan
       ------------------------------------------

       The Company grants options to employees and members of the Board of Directors under the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan is divided into two separate components: (i) the Discretionary Option Grant Program and (ii) the Automatic Option Grant Program. Options granted under the Discretionary Option Grant Program will have an exercise price equal to 100% of the fair market value of such shares on the date of grant, and a maximum term of ten years, and are exercisable over a vesting period, generally four to five years. Under the Automatic Option Grant Program, options are granted automatically at periodic intervals to non-employee members of the Board at an exercise price equal to 100% of the fair market value of the option shares on the date of grant and a maximum term of ten years, and are exercisable over a vesting period, generally four to five years. Under the Automatic Option Grant Program, options are granted automatically at periodic intervals to non-employee members of the Board at an exercise price equal to 100% of the fair market value of the option shares on the date of grant and a maximum term of ten years.

       On March 25, 1998, the stockholders approved an amendment to the Company's 1993 Stock Option Plan that increased the number of shares of Common Stock reserved for issuance thereunder by an additional 500,000 shares to a total of 4,625,001 shares.

       On March 25, 1998, the stockholders approved an amendment to the Company's 1993 Stock Option Plan that implemented an automatic share increase feature pursuant to which the number of shares available for issuance under the 1993 Stock Option Plan (the "1993 Plan") will automatically increase on the first trading day of each fiscal year (the "First Trading Day"), beginning with the 1999 fiscal year and continuing through the fiscal year 2003, by an amount equal to two percent (2%) of the total number of shares outstanding on the last trading day of the immediately preceding fiscal year. The 1993 Plan provides that at the end of each First Trading Day the number of then outstanding options under the Company's stock option plans shall not exceed fifteen percent (15%) of the then outstanding voting shares of capital stock of the Company, together with all then actually outstanding stock options under the Company's stock option plans, together with all options in the reserve then available for future grant under the Company's Stock Option Plans.

       A summary of the activity under all plans, excluding the Fluence Plan, as defined below (in thousands, except per share amounts) is as follows:

                                           Options Available        Number of         Price            Weighted
                                               for Grant             Shares            Per             Average
                                             (Authorized)          Outstanding        Share          Exercise Price
                                          --------------------     -----------    ---------------   ---------------
Balance at October 31, 1995 .............          652                   1,041    $ 0.44 - $33.00      $13.46
Increase in authorized shares ...........          500                       -           -                  -
Options granted .........................       (1,107)                  1,107    $12.75 - $29.00      $15.48
Options canceled ........................          227                    (227)   $ 0.54 - $33.00      $23.48
Options exercised .......................            -                    (133)   $ 0.52 - $16.50      $ 1.83
Options expired .........................           (8)                      -           -                  -
                                          --------------------     -----------    ---------------    --------
Balance at October 31, 1996 .............          264                   1,788    $ 0.44 - $33.00      $14.29
Increase in authorized shares ...........          500                       -           -                  -
Options granted .........................         (408)                    408    $19.00 - $29.50      $25.23
Options canceled ........................          170                    (170)   $ 1.00 - $33.00      $19.11
Options exercised .......................            -                    (226)   $ 0.44 - $33.00      $ 9.69
Options expired .........................           (2)                      -           -                  -
                                          --------------------     -----------    ---------------    --------
Balance at October 31, 1997 .............          524                   1,800    $ 0.44 - $33.00      $16.90
Increase in authorized shares ...........          500                       -           -                  -
Options granted .........................         (699)                    699    $14.50 - $29.50      $26.31
Options canceled ........................          145                    (145)   $ 0.54 - $30.00      $19.47
Options exercised .......................            -                    (141)   $ 0.44 - $23.12      $ 9.09
                                          ====================     ===========    ===============    ========
Balance at October 31, 1998 .............          470                   2,213    $ 0.44 - $33.00      $20.20
                                          ====================     ===========    ===============    ========

       The Company has reserved for issuance approximately 2,683,000 shares of common stock in connection with the stock option plans. At October 31, 1998, approximately 907,000 shares were exercisable at an aggregate exercise price of $15,515,000.

       The following table summarizes information about options outstanding and exercisable at October 31, 1998, excluding the Fluence Plan (in thousands except per share amounts).

                         Options Outstanding                           Options Exercisable
                                      Weighted-Avg.      Weighted    Options             Weighted
                      Options         Remaining          Average     Currently           Average
Range of              Outstanding at  Contractual Life   Exercise    Exercisable at      Exercise
Exercise Prices       Oct. 31, 1998      (years)         Price       October 31, 1998    Price
-------------------  ---------------  ----------------  ----------  -----------------   -----------
  $ 0.44 - $13.25        816,311            7.04          $11.69        489,020            $ 10.78
  $14.17 - $26.25        568,895            8.24          $19.18        216,544            $ 19.64
  $26.44 - $29.00        155,236            8.93          $27.49         37,026            $ 28.07
  $29.50 - $33.00        672,726            8.70          $29.69        164,428            $ 30.11
===================  =============    ================  ==========  =================   ===========
  $ 0.44 - $33.00      2,213,168            7.99          $20.20        907,018            $ 17.11
===================  =============    ================  ==========  =================   ===========

       These options will expire, if not exercised, at specific dates from February 1999 to August 2008.

       In 1997, the Company's subsidiary, Fluence, adopted a 1997 Stock Option Plan (the "Fluence Plan") under which incentive stock options to purchase Fluence common stock could be granted to employees, non-employee members of the Board or the non-employee members of the Board of Directors of any parent or subsidiary, and consultants and other independent advisors who provide services to Fluence (or any parent or subsidiary). Under the Fluence Plan, options to purchase Fluence common stock can be granted at prices no less than 85% of their fair value on the date of grant. Generally, options granted are immediately exercisable and the resulting shares issued to employees under the Fluence Plan are subject to certain repurchase rights by Fluence, at the discretion of Fluence, upon the individual's cessation of service prior to vesting in the shares at the original purchase price. As of October 31, 1998, 634,000 options were granted at fair value to employees and are exercisable by employees at an exercise price of $0.10 per share. These shares vest over a four-year period. Activity under this plan (in thousands, except per share amounts) is as follows:

                                                        Options Outstanding
                                                  ------------------------------

                               Options Available     Number     Weighted Average
                                  For Grant         of Shares     Exercise Price
Balance at October 31, 1996             -                 -         $     -
Initial shares authorized .         2,000                 -               -
Options granted ...........         ( 851)              851            0.10
                                   ------            ------           -----
Balance at October 31, 1997         1,149               851            0.10
Grants ....................          (195)              195            0.10
Cancellations .............           410              (410)           0.10
Exercises .................             -                (2)           0.10
                                   ======            ======           =====
Balance at October 31, 1998         1,364               634        $   0.10
                                   ======            ======           =====

       Fluence has reserved for issuance approximately 2,000,000 shares of common stock in connection with the Fluence Plan.

       The following table summarizes information about options outstanding under the Fluence Plan at October 31, 1998 (option amounts are recorded in thousands except per share amounts):

                                                 Options Outstanding                       Options Exercisable

                                                                                    Options              Weighted
                     Options               Weighted-Avg.                            Currently            Average
 Range of            Outstanding           Remaining            Weighted-Avg.       Exercisable at       Exercise
 Exercise Price      at Oct. 31, 1998      Contractual Life      Exercise Price     October 31, 1998     Price
                                               (years)

     $0.10                  634                     9.07               $0.10              634             $0.10

       These options will expire, if not exercised, at specific dates from October 2007 to August 2008.

       In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which provides eligible employees with the opportunity to acquire shares of the Company's common stock. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. Approximately 101,023, 114,940 and 89,000 shares were acquired pursuant to the plan in 1998, 1997 and 1996, respectively. At October 31, 1998, approximately 113,334 shares were reserved for issuance under the plan.

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

       Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to October 31, 1995 under the fair value method of SFAS No. 123.

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

                                         1998          1997          1996
                                         ----          ----          ----

Expected life (years) .................  3.03          3.35           3.19
Expected stock price volatility .......  0.70          0.65           0.58
Risk-free interest rate ...............  4.28%         5.67%          5.64%


     The grant date weighted-average fair value of options granted during the year were $12.58, $25.23 and $15.48 for 1998, 1997 and 1996, respectively.

       The pro forma net income (loss) and net income (loss) per share include expense related to the Company's Employee Stock Purchase Plan. The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for issuances made in 1998, 1997 and 1996:

                                        1998          1997          1996
                                        ----          ----          ----
Expected life (years) ................  0.50          0.50          0.50
Expected stock price volatility.......  0.82          0.65          0.58
Risk-free interest rate ..............  4.55%         5.67%         5.64%

       The weighted-average fair value of purchase rights granted during the year were $9.42, $7.49 and $6.82 for 1998, 1997 and 1996, respectively.

       For pro forma purposes, the estimated fair value of the Company's stock-based awards to its employees is amortized over the option's vesting period and the Employee Stock Purchase Plan's six-month purchase period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                      1998          1997         1996
                                                   ----------    ----------   ----------
Net income (loss) as reported ..................   $  (26,282)   $   10,693   $   37,703
Pro forma net income (loss) ....................   $  (30,725)   $    8,316   $   36,547
Pro forma basic net income (loss) per share ....   $    (1.43)   $     0.38   $     1.70
Diluted net income (loss)  per share as reported   $    (1.22)   $     0.47   $     1.72
Pro forma diluted net income (loss) per share ..   $    (1.43)   $     0.37   $     1.67

       Because SFAS 123 is applicable only to options granted subsequent to October 31, 1995, its pro forma effect will not be fully reflected until fiscal 2000.

Rights Plan
-----------

       On June 1, 1998, the Company adopted the Credence Systems Corporation Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one right for each of Credence common stock, par value $0.001 per share ("Right") of the Company held by stockholders of record as of the close of business on June 22, 1998. The Rights will expire on June 22, 2008, unless redeemed or exchanged. Under the Rights Plan, each Right initially will entitle the registered holder to buy one unit of a share of preferred stock for $165.00. The Rights will become exercisable only if a person or group (other than stockholders currently owning 15% of Credence common stock) acquires beneficial ownership of 15% or more of Credence's common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Credence's common stock.

Note 9
Employee Benefit Plans

       The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company's only contribution to this plan was $441,000 in fiscal 1997.

       The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive-based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made contributions of $1,285,000, $476,000 and $3,721,000 in fiscal 1998, 1997 and 1996, respectively.


Note 10
Income Taxes

       The tax provision consists of the following (in thousands):

     Year Ended October 31,     1998        1997        1996
                              --------    --------    --------
Federal:
       Current                $ (3,786)   $  9,062    $ 16,317
       Deferred                 (8,868)     (3,059)      1,647
                               -------     -------     -------
                               (12,654)      6,003      17,964
State:
       Current                    (539)      1,818       2,358
       Deferred                 (1,636)       (373)        220
                               --------    --------    -------
                                (2,175)      1,445       2,578
Foreign:
       Current                      44          83          22
                               ========    ========    =======
                              $(14,785)   $  7,531    $ 20,564
                               ========    ========    =======

     Pre-tax income (loss) from foreign operations was approximately $6,000 in 1998, $(206,000) in 1997 and $56,000 in 1996.

     A reconciliation between the Company's effective tax rate (36% in 1998, 41% in 1997 and 35% in 1996) and the U.S. statutory rate is as follows (in thousands):

      Year Ended October 31,                                                    1998         1997         1996
                                                                             ----------    --------    ----------
      Tax computed at statutory rate                                          $(14,373)     $6,380       $20,394
      State income tax (net of federal benefit)                                 (1,414)        935         1,687
      Foreign sales corporation benefit                                             --        (862)       (1,626)
      In-process research and development not currently benefited                  466       1,264             -
      Net operating loss carryforward benefit                                       --        (141)         (141)
      Research and development credits                                            (300)       (370)            -
      Other items                                                                  836         325           250
                                                                             ==========    ========    ==========
                                                                              $(14,785)     $7,531       $20,564
                                                                             ==========    ========    ==========

       At October  31,  1998,  the  Company  has unused net  operating  loss and research tax credit carryforwards for federal income tax purposes of approximately $2,000,000 and $194,000, respectively, which expire in 2003 through 2005. Utilization of the net operating loss carryforwards at October 31, 1998 is limited to approximately $401,000 annually under the provisions of
Section 382 of the Internal Revenue Code of 1986, as amended.
Utilization of the credit carryforwards is similarly limited.

       Significant components of the Company's deferred tax assets are as follows (in thousands):

October 31,                                     1998        1997
                                              --------    --------
Deferred tax assets:
Accounting for inventories ................   $  8,277    $  4,417
Allowance for doubtful accounts ...........      2,168         884
Accruals not currently  deductible ........      6,506       2,236
Net operating loss carryforwards ..........        703         703
Acquired technology .......................      2,766       2,283
Research credit carryforwards .............        194         194
                                              --------    --------
      Total deferred tax assets ...........     20,614      10,717
Valuation allowance for deferred tax assets     (2,572)     (2,106)
                                              --------    --------
                                                18,042       8,611
Deferred tax liability:
Tax over book depreciation ................       (166)     (1,239)
                                              --------    --------

      Total deferred tax liability ........       (166)     (1,239)
                                              --------    --------
      Net deferred tax assets .............   $ 17,876    $  7,372
                                              ========    ========

     The change in the valuation allowance was a net increase of $466,000 and $1,209,000 in 1998 and 1997, respectively, and a net decrease of $140,000 in 1996.

     Realization of a portion of the net deferred tax assets is dependent on the Company's ability to generate approximately $30,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.


Note 11
Contingencies

       The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.


Note 12
Related Party Transactions

       Bernard V. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. For the years ended October 31, 1998, 1997 and 1996, the Company sold approximately $2,868,000, $1,356,000 and $7,887,000, respectively, of products and services to Xilinx. The amounts receivable from Xilinx were approximately $554,000 and $2,000 at October 31, 1998 and 1997, respectively.

     Dr. William G. Howard, a director of the Company, has been a director of VLSI Technology, Inc. ("VLSI") since May 31, 1996. The Company's sales to VLSI were approximately $2,011,000, $171,000 and $8,508,000 in fiscal 1998, 1997 and
1996, respectively. The amounts receivable from VLSI were approximately $568,000 and $166,000 at October 31, 1998 and 1997, respectively. Dr. Howard also serves as a director of Ramtron International, Inc. ("Ramtron"). The Company's sales to Ramtron were approximately $151,000, $6,000 and zero in fiscal 1998, 1997 and 1996, respectively. Amounts receivable from Ramtron were approximately $1,000 and zero at October 31, 1998 and 1997, respectively.

       The Company sells products and services to Israeli Test House, Inc. ("ITH"), a company in which the Company has an investment. For the years ended October 31, 1998, 1997 and 1996, sales to ITH totaled approximately $21,000, $6,000 and $2,754,000, respectively. The amounts receivable from ITH were approximately $345,000 and $324,000 at October 31, 1998 and 1997, respectively.

Note 13
Subsequent Event - Repricing (unaudited)

       On November 5, 1998, the Compensation Committee of the Company's Board of Directors approved a stock option repricing program pursuant to which employees of the Company (excluding Board members and consultants) could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price of $17.19 per share equal to the closing price of the Company's common stock on the Nasdaq National Market on December 14, 1998. Approximately 898,000 options were eligible for repricing, of which approximately 571,000 were repriced. The vesting schedules and expiration dates of repriced stock options were restarted at the new vesting commencement date of December 14, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

                                                     PART III

ITEM 10.      DIRECTORS AND OFFICERS OF THE REGISTRANT.

       The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.

ITEM 11.      EXECUTIVE COMPENSATION.

       The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of the Annual Report on Form 10-K:

     1. Financial Statements. The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

                                                                            Page
               Report of Ernst & Young LLP, Independent Auditors             35
               Consolidated Balance Sheets --
                        October 31, 1998 and 1997                            36
               Consolidated Statements of Operations --
                        Years Ended October 31, 1998, 1997 and 1996          37
               Consolidated Statements of Stockholders' Equity --
                        Years Ended October 31, 1998, 1997 and 1996          38
               Consolidated Statements of Cash Flows --
                        Years Ended October 31, 1998, 1997 and 1996          39
               Notes to Consolidated Financial Statements                    40

       2. Financial Statement Schedule. The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1998, 1997 and 1996, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:
                                                                            Page
               Schedule II --   Valuation and Qualifying Accounts            59

           Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

       3.  Exhibits.  See Exhibit Index on page 60.


(b) Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K. The Company filed a Current Report on Form 8-K on August 20, 1998, reporting its financial results for the third fiscal quarter ended July 31, 1998.

(c)    See Exhibit Index on page 60.

(d) The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1998, 1997 and 1996, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:
                                                                            Page
           Schedule II --    Valuation and Qualifying Accounts               59

       Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 1999.


                                 CREDENCE SYSTEMS CORPORATION
                       ----------------------------------------------
                                         (Registrant)



                       By:   /s/ WILLIAM G. HOWARD, JR.
                          -------------------------------------------
                            Chairman of the Board of Directors


                            /s/ DENNIS P. WOLF
                          -------------------------------------------
                          Dennis P. Wolf
                          Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis P. Wolf and Jerry Bruce, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                  Title                              Date


/s/ WILLIAM G. HOWARD, JR.     Chairman of the                  January 28, 1999
---------------------------    Board of Directors
William G. Howard, Jr.


/s/ DENNIS P. WOLF             Executive Vice President,        January 28, 1999
---------------------------    Chief Financial Officer
Dennis P. Wolf                 andSecretary


/s/ HENK J. EVENHUIS           Director                         January 28, 1999
---------------------------
Henk J. Evenhuis


/s/ JOS C. HENKENS             Director                         January 28, 1999
---------------------------
Jos C. Henkens


/s/ BERNARD V. VONDERSCHMITT   Director                         January 28, 1999
----------------------------
Bernard V. Vonderschmitt

                                                                     Schedule II


                          CREDENCE SYSTEMS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                       Additions
                                       Balance at      Charged to                  Balance at
                                        Beginning      Costs and                      End
Description                              of Year       Expenses      Write-offs     of Year

Year ended October 31, 1998
     Allowance for doubtful accounts    $1,763          $4,325        $  679         $5,409

Year ended October 31, 1997
     Allowance for doubtful accounts    $1,781          $  762        $  780         $1,763

Year ended October 31, 1996
     Allowance for doubtful accounts    $1,692          $  270        $  181         $1,781

                                  EXHIBIT INDEX

  Exhibit
   Number
   ------
   2.1(1)   Agreement and Plan of Merger dated  October  5, 1993  between
            Credence Systems  Corporation, a California Corporation, and the
            Company.
   2.2(1)   Asset  Purchase  Agreement  dated  December  31, 1990  between
            Tektronix,  Inc.  and the  Company, including Amendment No. 1 to the Asset Purchase Agreement dated December 31, 1990.
   2.3(1)   Technology Agreement between Tektronix, Inc. and the Company dated December 31, 1990.
   2.4(1)   Letter Agreement between Tektronix, Inc. and the  Company  dated
            September 30, 1992.
   2.5(1)   Amendment Agreement dated as of August 12,1993 between
            Tektronix, Inc. and the Company.
   2.6(1)   1990 Plan of Purchase Price Adjustment Recapitalization.
   2.7(1)   Letter Agreement between Tektronix, Inc. and the Company dated
            August 11, 1993.
  2.8(11)   Agreement  and Plan of  Reorganization  dated as of  February 6,
            1994 among the Registrant,  Semiconductor Test Solutions,  Inc.,
            EPRO and the shareholders of EPRO listed therein.
  2.9(18)   Asset  Purchase  Agreement,  dated  as of May  19,  1997,  among
            Credence Systems Corporation,  Test Systems Strategies,  Inc., a
            Delaware  corporation  and  wholly-owned  subsidiary of Credence
            Systems Corporation, and Test Systems Strategies, Inc. an Oregon
            Corporation and wholly-owned subsidiary of Summit Design, Inc.
  2.10(26)  Asset  Purchase  Agreement,  dated as of August 20, 1997,  among
            Zycad  Corporation,  a Delaware  Corporation,  its wholly  owned subsidiary, Attest Software and Test Systems Strategies, Inc., a
            Delaware Corporation and wholly owned subsidiary of the Company.
  2.11(24)  Asset  Purchase  Agreement,  dated as of June 1,  1998,  between
            Credence Systems Corporation, a Delaware corporation and Yervant
            David Lepejian and Lawrence Kraus, as authorized representatives of all of the shareholders of Heuristics  Physics  Laboratories,
            Inc., a California corporation.
  3.1(14)   Amended and Restated Certificate of Incorporation of the Company.
   3.2(1)   Bylaws of the Company.
   4.1(1)   Investor  Rights  Agreement  dated October 15, 1989 by and among
            the  Company  and  the  investors   listed  therein,   including
            Amendment  Agreement to the Investor Rights Agreement dated June
            15, 1990,  Second  Amendment  Agreement  to the Investor  Rights
            Agreement  dated  September  30,  1992 and the  Third  Amendment
            Agreement to Investor Rights Agreement dated August 8, 1993.
   4.2(4)   Fourth Amendment Agreement to the Investor Rights Agreement
            dated March 10, 1994.
  4.3(19)   Purchase  Agreement  between the Company and Smith Barney,  Inc.
            for purchase of $115,000,000  5 1/4%
            Convertible Subordinated Notes due 2002, dated September 4,1997.
  4.4(19)   Indenture  between the  Company and State  Street Bank and Trust
            Company of  California,  N.A.,  as Trustee  dated  September 10,
            1997.
  4.5(19)   Form of 5 1/4% Convertible Subordinated Note due 2002.
  4.6(19)   Registration  Rights Agreement between the Company and Smith
            Barney, Inc. dated as of September 4, 1997.
  4.7(21)   Form of Rights Agreement, dated as of June 2, 1998, by and between the Company and BankBoston, N.A., as Rights Agent.
  4.8(21)   Form of Certificate of Designation for the Series A Junior
            Participating Preferred Stock of the Company.
  4.9(21)   Form of Rights Certificate.

  4.10(10) Fifth Amendment Agreement to the Investor Rights Agreement dated May 26, 1995.
  10.1(1) Form of Indemnification Agreement Between the Company and each of its officers and directors
  10.2(1) Underwriting Agreement dated October 28, 1993 by and among the Company and the underwriters named therein.
  10.3(4) Underwriting Agreement dated March 31, 1994 by and among the Company and the underwriters named therein.
  10.4(10) Underwriting Agreement dated June 14, 1995 by and among the Company and the underwriters named therein.
  10.5(1) Industrial Space Lease between Renco Investment Company and the Company dated August 12, 1992 including the First Addendum dated August 14, 1992, Option to renew Lease dated August 14, 1992, First Amendment to Lease dated October 22, 1992 and Acceptance Agreement dated November 25, 1992.
  10.6(1) Indenture (lease agreement) between Pen Nom I Corporation and the Company dated April 3, 1991, including the First Amendment to Lease dated August 16, 1991, the Second Amendment to Lease dated December 10, 1991, the Third Amendment to Lease dated August 7, 1992, the Fourth Amendment to Lease dated October 13, 1992 and the Fifth Amendment to Lease dated November 15, 1993.
  10.7(1) Master Equipment Lease Agreement between the Company and Financing for Science and Industry, Inc. dated February 26,1993.
  10.8(7)   Leaseline Agreement between Comdisco and the Company dated
            July 29, 1994.
  10.9(2) Indemnification and Security Agreement between Credence Capital Corporation and the Company dated October 28, 1994.
  10.10(4) Stock Transfer Agreement by and among the Company, Richard Cann, Rene Verhaegen and Credence Europa Limited dated as of February 28, 1994.
  10.11(4) Secured Line of Credit Agreement between Credence Europa Limited and the Company dated as of February 28, 1994.
  10.12(9) Lease by and between the Company and The Mutual Life Insurance Company of New York dated June 16, 1995.
 10.13(13)  First  Amendment  to Lease by and  between  the  Company and The
            Mutual Life  Insurance  Company of New York dated  December  29,
            1995.
 10.14(14)  Loan and  Security  Agreement  between  the  Company and Silicon
            Valley Bank and Comerica Bank-California dated April 28, 1995, as amended.
 10.15(12)  Domestic  and  International  Master  Agreement  for Purchase of
            Equipment and Product Support between the Company and Comdisco, Inc., dated January 31, 1995.
 10.16(13)  Employment Agreement by and between the Company and
            Elwood H. Spedden dated October 31, 1995.
 10.17(14)  Master Lease Purchase Agreement, Lease Purchase Closing Schedule
            and Lease Purchase Addendum No. One between Metlife Capital Corporation and the Company dated April 30, 1996.
 10.18(15)  Loan Agreement among Silicon Valley Bank, Bank of Hawaii and the
            Company, dated July 26, 1996.
 10.19(16)  License Agreement between the Company and Kinetix Test Systems,
            LLC, dated July 31, 1996.

 10.20(16)  Lease Agreement between Petula Associates, Ltd and Koll Portland
            Associates,  dba KBC - Tigard II and the Company dated
            September 12, 1995.
 10.21(16)  Sixth Amendment to Lease by and between the Company and Pen Nom I
            Corporation dated March 10, 1995.
 10.22(18)* Software OEM License Agreement between the Company, Test Systems
            Strategies, Inc. and Summit Design, Inc. dated May 19, 1997. 10.23(18) Joint Venture Agreement dated June 10, 1997, between the Company and Innotech Corporation.
 10.24(23)  Lease Agreement between the Company and Bedford Property
            Investors, Inc. dated December 10, 1997
 10.25(24)  Lease Agreement between the Company and Pacific Realty
            Associates, L.P., dated April 10, 1998.
 10.26(25)  Amendment to Loan Agreement  dated July 24, 1998 between the
            Company, Silicon Valley Bank and Bank of Hawaii.
 10.27(25)  Non-Recourse  Receivables  Purchase  Agreement dated May 1, 1998 between the Company and Silicon Valley Financial Services.
   10.28 Employment offer letter, dated March 24, 1998, by and between the Company and Dennis P. Wolf.
   10.29 Letter Agreement, dated January 19, 1999, by and between the Company and Dr. Wilmer R. Bottoms.
    21.1    Subsidiaries of the Company.
    23.1    Consent of Ernst & Young LLP, Independent Auditors.
    24.1    Power of Attorney (reference is made to page 58 of this report).
    27.1    EDGAR Financial Data Schedule.

  99.1(22)  1993 Stock Option Plan, as Amended and Restated through
            February 13, 1998.
  99.2(20) Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.
  99.3(20) Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.
  99.4(20) Addendum to the Stock Option Agreement (Special Tax Elections). 99.5(20) Addendum to the Stock Option Agreement (Limited Stock
            Appreciation Rights).
  99.6(20) Addendum to the Stock Option Agreement (Change in Control). 99.7(20) Addendum to the Stock Option Agreement (Financial Assistance). 99.8(20) Form of Notice of Grant of Stock Option (Non-Employee Director)
            to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.
  99.9(20) Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.
  99.10(17) Employee Stock Purchase Plan
  99.11(8) Compensation Agreement between the Company and Jos C. Henkens, dated November 5, 1993.
  99.12(8) Compensation Agreement between the Company and Wilmer R. Bottoms, dated November 5, 1993.
  99.13(8) Compensation Agreement between the Company and Robert F. Kibble, dated November 5, 1993.
  99.14(8) Compensation Agreement between the Company and Bernard V. Vonderschmitt, dated November 5, 1993.

  99.15(8) Compensation Agreement between the Company and Henk J. Evenhuis, dated November 4, 1993.
 99.16(20)  Form of Stock Purchase Agreement
 99.17(20)  Form of Enrollment/Change Form
---------------------

     (1) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-68438) as amended.
     (2) Incorporated by reference to an exhibit to the Company's 1994 Annual Report on Form 10-K.
     (3) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-71856).
     (4)    Incorporated by  reference to an  exhibit  to  the   Company's
            Registration Statement on Form S-1 (Registration No. 33-76264) as amended.
     (5)    Incorporated   by  reference   to  an  exhibit  to  the   Company's
            Registration Statement on Form S-8 (Registration No. 33-76542).
     (6) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1994.
     (7) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1994.
     (8)    Management contract or compensatory plan filed pursuant to
            Item 14(c).
     (9) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.
    (10)    Incorporated   by  reference   to  an  exhibit  to  the   Company's
            Registration Statement on Form S-3 (Registration No. 33-92802), as amended.
    (11) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on March 29, 1995, as amended on May 26, 1995.
    (12) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995.
    (13) Incorporated by reference to an exhibit to the Company's 1995 Annual Report on Form 10-K (14) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.
    (15) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.
    (16)    Incorporated by reference to an exhibit to the Company's 1996
            Annual Report on Form 10-K (17)Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997.
    (18) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997.
    (19)    Incorporated   by  reference   to  an  exhibit  to  the   Company's
            Registration Statement on Form S-3 (Registration No. 333-39387) as amended.

    (20) Exhibits 99.2 through 99.9 and Exhibit 99.16 and 99.17 are incorporated herein by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.
    (21) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on June 3, 1998.
    (22) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59051) as filed with the Commission on July14, 1998.
    (23) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.
    (24) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.
    (25) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.
    (26) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

      * Confidential treatment has been granted for certain portions of this exhibit.