Form 10-Q
period 1999-01-31
CREDENCE SYSTEMS CORP
filed 1999-03-17
CIK 893162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to


                         Commission file number 0-22366


                          CREDENCE SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            94-2878499
  -----------------------------                               ----------------
  (State or other jurisdiction)                               (IRS Employer
of incorporation or organization)                           Identification No.)


   215 Fourier Ave., Fremont, California                          94539
 -----------------------------------------                     ----------
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

     At February 28, 1999, there were 20,477,295 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

--------------------------------------------------------------------------------

                          CREDENCE SYSTEMS CORPORATION

                                 INDEX                                  PAGE NO.



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements..........................................      3

           Condensed Consolidated Balance Sheets.........................      3

           Condensed Consolidated Statements of Operations...............      4

           Condensed Consolidated Statements of Cash Flows...............      5

           Notes to Condensed Consolidated Financial Statements..........      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................      7


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................     24

Item 2.    Changes in Securities.........................................     24

Item 3.    Defaults Upon Senior Securities...............................     24

Item 4.    Submission of Matters to a Vote of Securityholders............     24

Item 5.    Other Information.............................................     24

Item 6.    Exhibits and Reports on Form 8-K..............................     24

PART I - FINANCIAL INFORMATION

Item I - Financial Statements


                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     January 31,     October 31,
                                                        1999            1998/a/
                                                     ----------      ----------
ASSETS                                               (unaudited)
Current assets:
  Cash and cash equivalents .........................  $ 58,343      $ 48,391
  Restricted cash ...................................         -         2,400
  Short-term investments ............................    46,770        62,777
  Accounts receivable, net ..........................    37,442        33,901
  Inventories .......................................    35,141        37,406
  Other current assets ..............................    30,458        40,676
                                                        -------       -------
    Total current assets ............................   208,154       225,551
Long-term investments ...............................    23,666        20,357
Property and equipment, net .........................    40,630        41,764
Other assets ........................................    17,903        18,517
                                                        =======       =======
    Total assets ....................................  $290,353      $306,189
                                                        =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................  $  6,433      $  8,090
  Accrued liabilities ...............................    21,936        26,978
  Income taxes payable ..............................     2,017         5,877
    Total current liabilities .......................    30,386        40,945
Convertible subordinated notes ......................   115,000       115,000
Minority interest ...................................       170           227
Stockholders' equity ................................   144,797       150,017
                                                        =======       =======
    Total liabilities and stockholders' equity ......  $290,353      $306,189
                                                        =======       =======


                             See accompanying notes.

/a/Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 1998.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended
                                                                  January 31,
                                                             -------------------
                                                               1999        1998
                                                             --------    --------

Net sales .................................................  $ 26,490    $ 82,375
Cost of goods sold ........................................    15,276      35,438
                                                              -------     -------
Gross margin ..............................................    11,214      46,937
Operating expenses:
   Research and development ...............................     9,003      13,491
   Selling, general and administrative ....................    12,231      20,308
                                                              -------     -------
       Total operating expenses ...........................    21,234      33,799
                                                              -------     -------
Operating income (loss) ...................................   (10,020)     13,138
Interest and other income (expenses), net .................      (301)        958
                                                              -------     -------
Income (loss) before income tax provision (benefit) .......   (10,321)     14,096
Income tax provision (benefit) ............................    (3,729)      4,934
Minority interest .........................................       (38)        (29)
                                                              =======     =======
Net income (loss) .........................................  $ (6,554)   $  9,191
                                                              =======     =======
Net income (loss) per share
    Basic .................................................  ($  0.32)   $   0.42
                                                              =======     =======
    Diluted ...............................................  ($  0.32)   $   0.41
                                                              =======     =======
Number of shares used in computing per share amount
    Basic .................................................    20,418      21,864
                                                              =======     =======
    Diluted ...............................................    20,418      22,415
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

                                                                                        Three Months Ended
                                                                                            January 31,
                                                                                        -------------------
                                                                                          1999       1998
                                                                                        --------   --------
Cash flows from operating activities:
   Net income (loss) .................................................................  $ (6,554)  $  9,191
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..................................................     5,301      4,326
      Loss on disposal of property and equipment .....................................       424          -
          Minority interest ..........................................................       (38)        29
      Changes in operating assets and liabilities:
         Restricted cash, accounts receivable, inventories and other current assets ..    10,113    (13,581)
         Accounts payable, accrued liabilities and income taxes payable ..............   (10,505)     7,072
                                                                                         -------    -------
            Net cash (used in) operating activities ..................................    (1,259)     7,037
Cash flows from investing activities:
   Purchases of available-for-sale securities ........................................    (7,731)   (58,420)
   Maturities of available-for-sale short-term securities ............................    17,739     20,990
   Sales of available-for-sale securities ............................................     2,690      1,000
   Acquisition of property and equipment .............................................    (2,086)    (3,431)
   Other assets ......................................................................      (682)       (69)
   Proceeds from sale of property and equipment ......................................       (20)         -
                                                                                         -------    -------
         Net cash provided by (used in) investing activities .........................     9,950    (39,930)
Cash flows from financing activities:
   Issuance of common stock ..........................................................       228      1,594
   Repurchase of common stock ........................................................     1,052    (12,795)
   Other .............................................................................       (19)         -
                                                                                         -------    -------
         Net cash provided by (used in) financing activities .........................     1,261    (11,201)
                                                                                         -------    -------
Net increase (decrease) in cash and cash equivalents .................................     9,952    (44,094)
Cash and cash equivalents at beginning of period .....................................    48,391    132,761
                                                                                         =======    =======
Cash and cash equivalents at end of period ...........................................  $ 58,343   $ 88,667
                                                                                         =======    =======
Supplemental disclosures of cash flow information:
   Interest paid .....................................................................         -          -
   Income taxes refunded .............................................................  $(10,742)         -
   Income taxes paid .................................................................         -   $  2,063
Noncash investing activities:
   Net transfers of inventory to property and equipment ..............................  $  1,229   $  1,333
Noncash financing activities:
   Income tax benefit from stock option exercises ....................................         -   $    649

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Quarterly Financial Statements
     ------------------------------

       The condensed consolidated financial statements and related notes for the three months ended January 31, 1999 and 1998 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended January 31, 1999 and 1998 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1998 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales; backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply; reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration; lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, transition in our executive management, international sales, proprietary rights, future capital needs; leverage, year 2000 readiness disclosure, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

       USE OF ESTIMATES - The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


2.   Inventories
     -----------

       Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                                  January 31,      October 31,
                                                     1999             1998
                                                 -----------       ----------
                                                 (unaudited)
              Raw materials ...................   $  9,553          $  9,860
              Work-in-process .................     18,782            21,609
              Finished goods ..................      6,806             5,937
                                                   =======           =======
                                                  $ 35,141          $ 37,406
                                                   =======           =======

3.   Net Income (Loss) Per Share
     ---------------------------

       Net income (loss) per basic share is based upon the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company's convertible subordinated notes are not dilutive potential common shares and, accordingly, were excluded from the calculation of net income (loss) per diluted share. Options to purchase approximately 2,545,000 shares at an average price of $16.62 per share were outstanding at January 31, 1999, but were not included in the computation of diluted net loss per share because the Company incurred a net loss. Options to purchase 926,127 shares at an average price of $29.84 per share were outstanding at January 31, 1998 but were not included in the computation of diluted net income because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following table sets forth the computation of basic and dilutive earnings per share (in thousands), except per share amounts:


                                                                         Three Months Ended
                                                                             January 31,
                                                                        --------------------
                                                                          1999        1998
                                                                        --------    --------
Numerator:
   Numerator for basic and diluted net income (loss) per share-
   net income (loss) .................................................  $ (6,554)   $  9,191
                                                                         -------     -------

Denominator:
   Denominator for basic net income (loss) per share-
   weighted-average shares ...........................................    20,418      21,864

Effect of dilutive securities-employee stock options .................        -         551

 Denominator for diluted earnings per share-adjusted
 weighted-average shares and assumed conversions .....................    20,418      22,415
                                                                         -------     -------

   Basic net income (loss) per share .................................  $(  0.32)   $   0.42
                                                                         =======     =======

   Diluted net income (loss) per share ...............................  $(  0.32)   $   0.41
                                                                         ========    =======

4.   Changes in Accounting Standards
     -------------------------------

       As of November 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income
(loss) and its components including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were immaterial and were therefore excluded from net income (loss).

5.   Contingencies
     -------------

       The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

6.   Special Charges
     ---------------

       At January 31, 1999, approximately $1.5 million in accrued liabilities related to special charges recorded in 1998 remained on the Company's balance sheet, primarily representing rent on excess facilities. The cash expenditures associated with these obligations will occur primarily in fiscal 1999. Cash expenditures, associated with the special charges, during the first fiscal quarter of 1999 were approximately $3.0 million, relating primarily to supplier commitments and excess facilities.

7.   Subsequent Events
     -----------------

       On March 12, 1999, the Company issued an aggregate of 129,167 shares of its common stock in exchange for an aggregate of $3,500,000 of its 5 1/4% Convertible Subordinated Notes due 2002. The Company may engage in similar transactions in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ are identified throughout the discussion below, as well as in the section entitled "Risk Factors" below, and elsewhere in this report. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                                        Three Months Ended
                                                                            January 31,
                                                                       ---------------------
                                                                         1999         1998
                                                                       --------     --------
                                                                             Unaudited
       Net sales ....................................................   100.0%        100.0%
       Cost of goods sold ...........................................    57.7          43.0
                                                                        -----         -----
       Gross margin .................................................    42.3          57.0
       Operating expenses
          Research and development ..................................    34.0          16.4
          Selling, general, and administrative ......................    46.2          24.7
                                                                        -----         -----
             Operating expenses .....................................    80.2          41.1
                                                                        -----         -----
       Operating income (loss) ......................................   (37.9)         15.9
       Interest and other income (expenses), net ....................    (1.1)          1.2
                                                                        -----         -----
       Income (loss) before income tax provision (benefit) ..........   (38.9)         17.1
       Income tax provision (benefit) ...............................   (14.1)          5.9
                                                                        -----         -----
       Net income (loss) ............................................   (24.8%)        11.2%
                                                                        =====         =====

RESULTS OF OPERATIONS
---------------------

NET SALES

       Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $26.5 million for the first quarter of fiscal 1999, representing a decrease of 67.8% from the net sales of $82.4 million in the comparable period of fiscal 1998. This decrease was due primarily to a significant decline in worldwide demand for semiconductor automatic test equipment, particularly in the Asia Pacific region and to delays in revenue shipments of new products. International net sales accounted for approximately 76.6% of the total net sales for the first quarter of fiscal 1999, compared to approximately 67.1% for the comparable period a year ago. The increase in international sales as a percentage of net sales resulted from the fact that as the Company's sales declined overall between the periods presented, the decline in domestic sales was greater than the decline in international sales. The Company's international sales of its products and spare parts and its service revenues are denominated primarily in United States dollars.

GROSS MARGIN

       The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Gross margin was 42.3% for the first quarter of fiscal 1999, compared with 57.0% for the first quarter of fiscal 1998. The decrease in gross margin as a percent of sales was due to significantly lower average selling prices and due to higher costs caused by under-absorption of manufacturing expenses and product development delays which will not be alleviated completely until well into the current fiscal year.

RESEARCH AND DEVELOPMENT

       Research and development ("R&D") expenses were $9.0 million in the first quarter of fiscal 1999, a decrease of $4.5 million or 33.3% over the same period of fiscal 1998. Much of the reduction is due to cutbacks in project expenses as well as savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. These projects expense cutbacks were initiated in fiscal 1998 while the Company was reacting to a severe downturn in the industry. As a percentage of net sales, R&D expenses were 34.0% for the first quarter of fiscal 1999, an increase from 16.4% in the first quarter of fiscal 1998. The increase in these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in the first quarter of fiscal 1999 as compared with the comparable period of fiscal 1998. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to increase in absolute dollars for the remainder of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses ("SG&A") were $12.2 million in the first quarter of fiscal 1999, representing an $8.1 million or 39.8% decrease from the comparable period of fiscal 1998. The spending decline from the prior quarter is primarily due to reduced sales commissions on lower sales volume and reduced payroll related expenses due to reduced headcount and due to the savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. As a percentage of net sales, SG&A expenses were 46.2% for the first quarter of fiscal 1999, compared with 24.7% for the corresponding period in fiscal 1998. This increase as a percentage of net sales is primarily due to the decrease in net sales. The Company expects SG&A expenses for the remainder of fiscal 1999 to increase in absolute dollars. Increases expected in the remainder of fiscal 1999 include, but are not necessarily limited to, the costs of installing a new MIS system, increases in salaries of existing employees and the costs of moving the Company's primary Oregon operations into a new facility, including accelerated depreciated and amortization costs associated with vacating the current primary facility, all of which are scheduled for implementation in the third fiscal quarter of 1999.

INTEREST AND OTHER INCOME EXPENSES, NET

       The Company generated net interest and other income (expense) of ($0.3) million for the first quarter of fiscal 1999, as compared to $1.0 million for the first quarter of fiscal 1998. The decrease is primarily due to lower interest income caused by lower average cash balances.

INCOME TAXES

       The Company's estimated effective tax rate for the first quarter of fiscal 1999 was 36%, compared to 35% in the first three months of 1998. The tax rate is computed based on projected fiscal year to date book income or loss. Realization of a portion of the net deferred tax assets at January 31, 1999, is dependent on the Company's ability to generate approximately $34,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

YEAR 2000 READINESS DISCLOSURE

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

       The Awareness phase consisted of defining the Year 2000 problem and gaining executive level support and sponsorship for addressing it. We established a Year 2000 program team and created an overall strategy. During the Assessment phase, we inventoried all internal systems, products and supply chain partners and prioritized each for renovation. We believe we have completed a majority of the Awareness and Assessment phases; however, we will continue to work in these areas as we complete our assessment of existing supply chain partners and enter into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. We have begun Renovation on mission-critical systems and have targeted completion for all but two systems by March 31, 1999. The remaining two mission-critical systems are now scheduled for completion of renovation by October 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. We began the Validation phase in late 1998 and will continue through October, 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment.

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

       Although it is difficult for us to estimate the total costs of implementing the Plan, our current estimate is that such costs will be approximately $2.5 million through October 1999 and beyond. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. We have incurred costs of approximately $1.3 million through January 31, 1999 in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

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

INTRODUCTION OF THE EURO

       We do not expect that the introduction and the use of the Euro will have a material adverse effect on our business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash (used in) provided by operating activities was ($1.3) million and $7.0 million for the three months ended January 31, 1999 and 1998, respectively. Net cash flows used in operating activities for the first quarter of 1999 was primarily due to a net loss of $6.6 million and a decrease in liabilities of $10.5 million, offset by an increase in depreciation and amortization of $5.3 million and a decrease in operating assets of $10.1 million. Net cash flows provided by operating activities for the first quarter of 1998 resulted primarily from net income of $9.2 million, depreciation and amortization of $4.3 million and increases in accounts payable, accrued liabilities and income taxes payable of $7.1 million, partially offset by increases in restricted cash, accounts receivable, inventories and other current liabilities of $13.6 million.

       Investing activities provided net cash flows of approximately $10.0 million and used $39.9 million for the three months ended January 31, 1999 and 1998, respectively. In the first three months of fiscal 1999, the Company had a net decrease of $12.7 million in short term and long term investments and an increase of $2.1 million in acquired property and equipment.

     Net cash flows from financing activities provided $1.3 million and used $11.2 million for three months ended January 1999 and 1998, respectively.

       As of January 31, 1999, the Company had working capital of approximately $177.8 million, including cash and short-term investments of $105.1 million, $37.4 million of accounts receivable and $35.1 million of inventories. The Company expects its accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $40.9 million as of October 31, 1998 decreased to $30.4 million as of January 31, 1999. The $10.6 million decrease was due to decreases in accounts payable, accrued liabilities and income taxes payable. These decreases were primarily due to reduced inventory purchases, payment of accrued liabilities related to payroll and supplier commitments and the reduction of taxes payable due to the quarterly net loss.

       The Company's principal sources of liquidity as of January 31, 1999 consisted of approximately $58.3 million of cash and cash equivalents, short-term investments of $46.8 million and $40.0 million available under the Company's unsecured working capital line of credit expiring on July 23, 1999. In addition, the Company has $23.7 million of available for sale securities, classified as long-term. As of January 31, 1999, no amounts were outstanding under the unsecured line of credit. Additionally, as of January 31, 1999, the Company had operating leases for facilities and test and other equipment totaling approximately $46.6 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company's investments consists primarily of commercial paper, medium term notes, asset backed securities, US. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and long-term debt obligations (in thousands, expect percent amounts):



                                    1999         2000         2001        2002        2003      Thereafter
                                  --------     --------     --------    --------    --------    ----------
Cash Equivalents
         Fixed rate               $ 58,343            -            -           -           -            -
         Average rate                4.97%            -            -           -           -            -
Short term investments
         Fixed rate               $ 46,770            -            -           -           -            -
         Average rate                 5.72%           -            -           -           -            -
Long term investments
         Fixed rate               $      -     $ 23,666            -           -           -            -
         Average rate                    -         5.39%           -           -           -            -
                                  --------     --------     --------    --------    --------      --------
Total investment securities       $105,113     $ 23,666            -           -           -            -
Average rate                          5.32%        5.39%           -           -           -            -

Long term debt
         Fixed rate                      -            -            -    $115,000           -            -
         Average rate                    -            -            -        5.25%          -            -

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

       The Company has no cash flow exposure due to rate changes for its $115 million Convertible Subordinated Notes. The Company has a $40 million line of credit under which it can borrow either at the bank's prime rate or the LIBOR rate. As of January 31, 1999, the Company had no borrowings under its line of credit.

RISK FACTORS

Fluctuations in Our Quarterly Net Sales and Operating Results


                         PERFORMANCE GRAPH APPEARS HERE
                         ------------------------------
                               ($ Millions)

                            1996                      1997                      1998              1999
                    Q1    Q2    Q3    Q4      Q1    Q2    Q3    Q4      Q1    Q2    Q3    Q4       Q1
                   ----------------------    ----------------------    ----------------------    ------
Net Sales          61.0  66.4  67.2  44.2    40.3  43.4  51.1  69.4    82.4  74.6  37.3  22.4     26.5
Net Income (loss)  10.5  11.5  11.6   4.3     1.5   3.3  (0.9)  7.3     9.2   8.8 (33.6)(10.7)    (6.6)


       A variety of factors affect our net sales and results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for a number of reasons, including:

     o economic conditions in the semiconductor industry in general and capital equipment industry specifically;

     o timing of new product announcements and new product releases by us or our competitors;

     o market acceptance of our new products and enhanced versions of existing products;

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

     o changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits ("IC's"), subassemblies and services, customization and reconfiguration of systems and product reliability;

     o    expenses associated with acquisitions and alliances;

     o operating expense reductions, including costs relating to facilities consolidations and related expenses;

     o the proportion of our direct sales and sales through third parties, including distributors and original equipment manufacturers ("OEM"), the mix of products sold, the length of manufacturing and sales cycles, product discounts; and

     o natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities.

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

       We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for us to reduce our significant fixed expenses in a particular period if we don't meet our net sales goals for that period. As a result, we cannot be certain that we will become profitable again or that we will not continue to sustain losses in the future. We believe that we will continue to incur quarterly net losses until the fourth quarter of fiscal 1999. As a result, the price of our common stock may continue to be materially adversely affected.

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

       We have experienced shipment delays, delays in commitments and purchase order restructurings by several customers and we expect delays and restructurings may continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. The recent Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry has resulted in reduced spending for semiconductor capital equipment, including automatic test equipment ("ATE") which the Company sells. This industry slowdown has had and may continue to have a material adverse effect on product backlog, balance sheet and results of operations. Therefore, there can be no assurance that the operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry continue or occur again in the future.

Management of Fluctuations in Our Operating Results

       We have over the last several years experienced significant fluctuations in our operating results. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73% and our net sales for the first quarter of fiscal 1999 were $26.5 million. Since 1993, except for cost-cutting efforts during the past two years, we have overall significantly increased the scale of our operations in general to support periods of increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in R&D to support product development, our establishment of a joint venture with Innotech Corporation and numerous acquisitions. However, in the past and including the three quarters ended October 31, 1998, as discussed above, we have experienced significant revenue declines and reductions in our operations. These fluctuations in our sales and operations have placed a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition and our results of operations.

Expansion of Our Product Lines

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

Rapid Technological Change; Importance of Timely Product Introduction

       The ATE market is subject to rapid technological change. Our ability to compete in this market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including the products under development that we acquired in the EPRO merger and the acquisition of certain product lines from Summit Design, Inc., Zycad Corporation and Heuristic Physics Laboratories, Inc. Our customers require testers and software products with additional features and higher performance and other capabilities. We are therefore required to enhance the performance and other capabilities of our existing systems and software products and related software tools. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

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

       Significant delays can occur between the time we introduce a system and the time we are able to produce that system in volume. We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements and are currently experiencing significant delays in the introduction of our VS2000, Quartet and Kalos series testers as well as certain enhancements to our existing SC and DUO series testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, certain customers have experienced significant delays in receiving and using certain of our testers in production. We cannot be certain that these or additional difficulties will not continue to arise or that such delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. We have incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives certain of our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for us to sell testers to that manufacturer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

Customer Concentration; Lengthy Sales Cycle

       One customer, Spirox Corporation, (a distributor in Taiwan) accounted for 57%, 34%, 30% and 25% of our net sales in the first quarter of fiscal 1999 and fiscal years 1998, 1997, and 1996, respectively. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon: o our ability to obtain orders from existing and new customers;

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

International Sales

       International sales accounted for approximately 77%, 69%, 70% and 67% of our total net sales for the first quarter of fiscal 1999 and fiscal years 1998, 1997 and 1996, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including: o changes in regulatory requirements;

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


       We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 71%, 60%, 66% and 58% of our total net sales for the first quarter of fiscal 1999 and for the fiscal years 1998, 1997 and 1996, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia Pacific region, including Korea and Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown has resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may continue to have, a material adverse effect on our product backlog, balance sheet and results of operations.

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

Future Capital Needs; Leverage

       Developing and manufacturing new ATE systems and enhancements is highly capital intensive. In order to be competitive, we must make significant investments in capital equipment, expansion of operations, systems, procedures and controls, research and development and worldwide training, customer service and support, among many other items. We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes ("the Notes"), we incurred $115 million of indebtedness which resulted in a ratio of long-term debt to total capitalization at January 31, 1999 of approximately 44%. As a result, our principal and interest obligations have increased substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted. We may exchange Notes for shares of our common stock or may refinance or exchange the Notes, which may also dilute our stockholders and may make it difficult for us to obtain additional future financing, if needed.

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

Year 2000 Readiness Disclosure

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

       The Awareness phase consisted of defining the Year 2000 problem and gaining executive level support and sponsorship for addressing it. We established a Year 2000 program team and created an overall strategy. During the Assessment phase, we inventoried all internal systems, products and supply chain partners and prioritized each for renovation. We believe we have completed a majority of the Awareness and Assessment phases; however, we will continue to work in these areas as we complete our assessment of existing supply chain partners and enter into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. We have begun Renovation on mission-critical systems and have targeted completion for all but two systems by March 31, 1999. The remaining two mission-critical systems are now scheduled for completion of renovation by October 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. We began the Validation phase in late 1998 and will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment.

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

       Although it is difficult for us to estimate the total costs of implementing the Plan, our current estimate is that such costs will be approximately $2.5 million through October 1999 and beyond. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. We have incurred costs of approximately $1.3 million through January 31, 1999 in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

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

Volatility of Our Stock Price

       We believe that factors such as announcements of developments related to our business, fluctuations in our financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales or purchases of our common stock in the marketplace, announcements of our technological innovations or new products or enhancements or those of our competitors, developments in patents or other intellectual property rights, developments in our relationships with customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters, could continue to cause the price of our common stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1997, the price of our common stock ranged from a high of $55.00 to a low of $13.75. In fiscal 1998, the price of our common stock ranged from a high of $35.25 to a low of $9.31 and during the first three months of fiscal 1999, the price of our common stock ranged from a high of $29.88 to a low of $13.69. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

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

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K


         (a)      See Exhibit Index on page 26.

         (b) The Company filed a report on Form 8-K on December 9, 1998 reporting its financial results for the fourth fiscal quarter and fiscal year ended October 31, 1998 and reporting the resignation of its Chairman and Chief Executive Officer.

         (c) The Company filed a report on Form 8-K/A on December 11, 1998 to amend the December 9, 1998 Form 8-K, from which one page of an exhibit was inadvertently omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CREDENCE SYSTEMS CORPORATION
                                      -------------------------------------
                                                  (Registrant)



          March 17, 1999                     /s/ DENNIS P. WOLF
          --------------              -------------------------------------
               Date                              Dennis P. Wolf
                                            Executive Vice President,
                                      Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

   Exhibit
    Number

     27.1       EDGAR Financial Data Schedule