Form 10-Q
period 1999-04-30
CREDENCE SYSTEMS CORP
filed 1999-06-14
CIK 893162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999
                                                        OR

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

           ---------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

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

     At June 8, 1999, there were 21,402,527 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

                    INDEX                                               PAGE NO.



PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.....................................      3
           Condensed Consolidated Balance Sheets....................      3
           Condensed Consolidated Statements of Operations..........      4
           Condensed Consolidated Statements of Cash Flows..........      5
           Notes to Condensed Consolidated Financial Statements.....      6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      8

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings........................................     26
Item 2.    Changes in Securities....................................     26
Item 3.    Defaults Upon Senior Securities..........................     26
Item 4.    Submission of Matters to a Vote of Securityholders.......     26
Item 5.    Other Information........................................     26
Item 6.    Exhibits and Reports on Form 8-K.........................     26

PART I  - FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      April 30,      October 31,
                                                        1999            1998a
                                                     -----------     -----------
ASSETS                                               (unaudited)
Current assets:
  Cash and cash equivalents ........................  $  56,694      $  48,391
  Restricted cash ..................................          -          2,400
  Short-term investments ...........................     47,236         62,777
  Accounts receivable, net .........................     34,398         33,901
  Inventories ......................................     32,277         37,406
  Other current assets .............................     30,617         40,676
                                                      ----------    -----------
    Total current assets ...........................    201,222        225,551
Long-term investments ..............................     38,989         20,357
Property and equipment, net ........................     41,549         41,764
Other assets .......................................     17,430         18,517
                                                     ===========    ===========
    Total assets ...................................   $299,190       $306,189
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................. $   12,700      $   8,090
  Accrued liabilities ..............................     23,629         26,978
  Income taxes payable .............................      5,846          5,877
    Total current liabilities ......................     42,175         40,945
Convertible Subordinated Notes .....................    105,960        115,000
Minority interest ..................................        160            227
Stockholders' equity ...............................    150,895        150,017
                                                    ============    ===========
    Total liabilities and stockholders' equity .....   $299,190       $306,189
                                                    ============    ===========

                             See accompanying notes.

a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 1998.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                     Three Months Ended                 Six Months Ended
                                                                         April 30,                         April 30,
                                                               -------------------------------   -------------------------------
                                                                   1999              1998            1999              1998
                                                               -------------     -------------   -------------     -------------

Net sales ...................................................     $ 38,100        $ 74,660        $  64,590         $ 157,035
Cost of goods sold ..........................................       19,001          31,664           34,277            67,102
                                                               -------------   -------------     -------------     -------------
Gross margin ................................................       19,099          42,996           30,313            89,933
Operating expenses:
   Research and development .................................        9,146          12,233           18,149            25,724
   Selling, general and administrative ......................       13,872          17,931           26,103            38,239
   Special Charges ..........................................        6,231             -              6,231                 -
                                                               -------------     -------------   -------------     -------------
       Total operating expenses .............................       29,249          30,164           50,483            63,963
                                                               -------------   -------------     -------------     -------------
Operating income (loss) .....................................      (10,150)         12,832          (20,170)           25,970
Interest and other income (expenses), net ...................          240             200              (61)            1,158
                                                               -------------   -------------     -------------     -------------
Income (loss) before income tax provision (benefit) .........       (9,910)         13,032          (20,231)           27,128
Income tax provision (benefit) ..............................       (3,571)          4,290           (7,300)            9,224
Minority interest ...........................................           (8)            (45)             (46)              (74)
                                                               -------------     -------------   -------------     -------------
Net income (loss) before extraordinary items ................       (6,331)          8,787          (12,885)           17,978
Gain on extinguishment of debt (net of taxes of $652) .......        1,158             -              1,158                 -
                                                               -------------     -------------   -------------     -------------
Net income (loss) ...........................................    $  (5,173)       $  8,787       $  (11,727)        $  17,978
                                                               =============     =============   =============     =============
Net income (loss) per share
    Basic  (before extraordinary items) .....................    $   (0.30)              -       $    (0.63)                -
    Basic  (extraordinary items) ............................    $    0.05               -       $     0.05                 -
                                                               -------------     -------------   -------------     -------------
    Basic ...................................................    $   (0.25)       $   0.41       $    (0.57)       $     0.83
                                                               =============     =============   =============     =============
    Diluted  (before extraordinary items) ...................    $   (0.30)              -       $    (0.63)                -
    Diluted  (extraordinary items) ..........................    $    0.05               -       $     0.05                 -
                                                               -------------     -------------   -------------     -------------
    Diluted .................................................    $   (0.25)       $   0.40       $    (0.57)       $     0.81
                                                               =============     =============   =============     =============
Number of shares used in computing per share amount
    Basic ...................................................       20,811          21,634           20,610            21,731
                                                               =============     =============   =============     =============
    Diluted .................................................       20,811          22,146           20,610            22,257
                                                               =============     =============   =============     =============



                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months Ended April 30,
                                                                                        ---------------------------
                                                                                           1999           1998
                                                                                        ------------   ------------
Cash flows from operating activities:
   Net income (loss) .................................................................   $(11,727)       $17,978
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..................................................      10,445         8,405
      Special charges ................................................................       6,231             -
      Loss on disposal of property and equipment .....................................         700            (7)
      Gain on extinguishment of debt .................................................      (1,810)            -
      Minority interest ..............................................................         (46)           74
      Changes in operating assets and liabilities:
         Restricted cash, accounts receivable, inventories and other current assets ..      14,570       (15,955)
         Accounts payable, accrued liabilities and income taxes payable ..............        (234)        4,566
                                                                                       ------------    ------------
            Net cash provided by operating activities ................................      18,129        15,061
Cash flows from investing activities:
   Purchases of available-for-sale securities ........................................     (50,336)     (103,387)
   Maturities of available-for-sale short-term securities ............................      29,757        34,668
   Sales of available-for-sale securities ............................................      17,488         6,000
   Acquisition of property and equipment .............................................     (10,068)       (5,390)
   Other assets ......................................................................      (1,635)       (3,048)
                                                                                        ------------   ------------
         Net cash (used in) investing activities .....................................     (14,794)      (71,157)
Cash flows from financing activities:
   Issuance of common stock ..........................................................       3,937         1,971
   Other .............................................................................         (21)            -
    Issuance (purchase) of treasury stock ............................................       1,052       (12,795)
                                                                                        ------------   ------------
         Net cash provided by (used in) financing activities .........................       4,968       (10,824)
Net increase (decrease) in cash and cash equivalents .................................       8,303       (66,920)
Cash and cash equivalents at beginning of period .....................................      48,391       132,761
                                                                                        ============   ============
Cash and cash equivalents at end of period ...........................................  $   56,694     $  65,841
                                                                                        ============   ============
Supplemental disclosures of cash flow information:
   Interest (paid) received ..........................................................  $   (3,108)    $   3,103
   Income taxes refunded .............................................................  $   17,227     $       -
   Income taxes paid .................................................................  $              $   8,187
                                                                                                 -
Non-cash investing activities:
   Net transfers of inventory to property and equipment ..............................  $     2,521    $   3,924
Non-cash financing activities:
   Income tax benefit from stock option exercises ....................................  $       576    $     949
   Issuance of treasury stock for convertible subordinated notes .....................  $     7,040    $       -
   Exchange of convertible subordinated notes for common stock plus issuance costs ...  $    (8,850)           -

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Quarterly Financial Statements
     ------------------------------
       The condensed consolidated financial statements and related notes for the periods ended April 30, 1999 and 1998 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the periods ended April 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1998 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales; backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration, lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, transition in our executive management, international sales, proprietary rights, future capital needs; leverage, year 2000 readiness disclosure, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

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


2.   Inventories
     -----------

       Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                             April 30,           October 31,
                                               1999                 1998
                                           --------------       --------------
                                           (unaudited)
              Raw materials                   $  6,021             $  9,860
              Work-in-process                   19,106               21,609
              Finished goods                     7,150                5,937
                                           =============        =============
                                               $32,277              $37,406
                                           =============        =============

3.   Net Income (Loss) Per Share
     ---------------------------

       Net income (loss) per basic share is based upon the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company's Convertible Subordinated Notes are not dilutive potential common shares and, accordingly, were excluded from the calculation of net income (loss) per diluted share. Options to purchase approximately 2,012,000 shares at an average price of $16.79 per share were outstanding at April 30, 1999, but were not included in the computation of diluted net loss per share because options are antidilutive in periods when the Company incurs a net loss.


                                                              Three Months Ended              Six Months Ended
                                                                   April 30,                      April 30,
                                                          ----------------------------   ----------------------------
                                                             1999            1998           1999            1998
                                                          ------------    ------------   ------------    ------------
 Numerator:
   Numerator for basic and diluted net income (loss)
   per share-net income (loss)                            $  (5,173)      $   8,787      $  (11,727)     $  17,978
                                                          ------------    ------------   ------------    ------------

 Denominator:
   Denominator for basic net income (loss)
   per share-weighted-average shares                         20,811          21,634         20,610          21,731

 Effect of dilutive securities-employee stock options                           512                           526

 Denominator for diluted earnings per share-adjusted
 weighted-average shares and assumed conversions             20,811          22,146         20,610          22,257
                                                          ------------    ------------   -------------   ------------

   Basic net income (loss) per share                      $    (0.25)     $    0.41      $    (0.57)     $    0.83
                                                          ============    ============    ============   ============

   Diluted net income (loss) per share                    $    (0.25)     $    0.40      $    (0.57)     $    0.81
                                                          ============    ============    ============   ============

4.     Changes in Accounting Standards
       -------------------------------

       As of November 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income
(loss) and its components including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were immaterial and were therefore excluded from net income (loss). For the fiscal quarters ended April 30, 1999 and 1998, total comprehensive income (loss) amounted to $ (5.1 million) and $ 8.7 million, respectively. For the six month periods ended April 30, 1999 and 1998, total comprehensive income (loss) amounted to $ (11.5 million) and $ 17.7 million, respectively.

5.     Contingencies
       -------------

       The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

6.     Special Charges and Extraordinary Item
       --------------------------------------

       In the second quarter of fiscal 1999, the Company recorded special charges of $6.2 million. These charges were primarily from costs relating to the disposal of excess facilities and severance. Cash expenditures associated with these special charges during the quarter were approximately $290,000. It is expected that approximately $1.8 million of cash expenditures related to excess facilities will be paid out in the second half of fiscal year 1999. The remaining $4.1 million relates to non-cash asset disposals.

       As of April 30, 1999, approximately $1.7 million in accrued liabilities related to special charges recorded in 1998 remained on the Company's balance sheet, primarily representing rent on excess facilities. These amounts will be paid out over the next six months.

       During the second quarter, the Company recorded an extraordinary gain of $1.2 million, net of tax of $652,000 on the exchange of 328,000 shares of the Company's common stock held in treasury for an aggregate of $9,040,000 of its 5 1/4% Convertible Subordinated Notes due 2002. The Company may engage in similar transactions in the future.

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

       The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                  Three Months Ended      Six Months Ended
                                                       April 30,               April 30,
                                                  --------------------   ------------------
                                                    1999        1998       1999        1998
                                                  ---------   --------   ---------   -------
                                                        Unaudited              Unaudited
 Net sales ......................................    100.0%    100.0%      100.0%     100.0%
 Cost of goods sold .............................     49.9%     42.4%       53.1%      42.7%
                                                  ----------------------  ---------------------
 Gross margin ...................................     50.1%     57.6%       46.9%      57.3%
 Operating expenses
    Research and development ....................     24.0%     16.4%       28.1%      16.4%
    Selling, general, and administrative ........     36.4%     24.0%       40.4%      24.4%
    Special charges .............................     16.4%      -           9.6%       -
                                                  ----------------------  ---------------------
       Total operating expenses .................     76.8%     40.4%       78.1%      40.7%

 Operating income (loss) ........................    (26.7%)    17.2%      (31.2%)     16.5%
 Interest and other income (expenses), net ......      0.6%      0.3%       (0.1%)      0.7%
                                                  ----------------------  ---------------------
 Income (loss) before income taxes ..............    (26.0%)    17.5%      (31.3%)     17.3%
 Income taxes provision (benefit) ...............     (9.4%)     5.7%      (11.3%)      5.9%
 Minority interest ..............................      0.0%     (0.1%)      (0.1%)      0.0%
                                                  ----------------------  ---------------------
 Net income (loss) before extraordinary items ...    (16.6%)    11.8%      (19.9%)     11.4%
                                                  ======================  =====================

 Gain on extinguishment of debt .................      3.0%        -         1.8%         -

 Net income (loss) ..............................    (13.6%)    11.8%      (18.1%)     11.4%
                                                  ======================  =====================

RESULTS OF OPERATIONS

NET SALES

       Net sales consist of revenues from systems sales, spare part sales, maintenance contracts and software sales. Net sales were $38.1 million for the second quarter of fiscal 1999, representing a decrease of 49.0% from the net sales of $74.7 million in the comparable period of fiscal 1998. This decrease was due primarily to a significant decline in worldwide demand for semiconductor automatic test equipment, particularly in the Asia Pacific region and to delays in revenue shipments of new products. International net sales accounted for approximately72.4% of the total net sales for the second quarter of fiscal 1999, compared to approximately 80% for the comparable period a year ago. The Company's international sales of its products and spare parts and its service revenues are denominated primarily in United States dollars.

GROSS MARGIN

       The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors and suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Gross margin was 50.1% for the second quarter of fiscal 1999, compared with 57.6% for the second quarter of fiscal 1998. The decrease in gross margin as a percent of sales was due to significantly lower average selling prices, to higher costs caused by under-absorption of manufacturing expenses, and to product development delays which the Company believes will continue to adversely affect gross margins through at least the end of the current fiscal year.

RESEARCH AND DEVELOPMENT

       Research and development ("R&D") expenses were $9.1 million in the second quarter of fiscal 1999, a decrease of $3.1 million or 25.2% over the same period of fiscal 1998. The decrease was primarily due to reduced payroll and travel related expenses from lower headcount as well as cutbacks in project, software and other miscellaneous expenses. As a percentage of net sales, R&D expenses were 24.0% for the second quarter of fiscal 1999, an increase from 16.4% in the second quarter of fiscal 1998. The increase in these expenses as a percentage of net sales is attributable primarily to the significant decrease in net sales in the second quarter of fiscal 1999 as compared with the comparable period of fiscal 1998. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to increase in absolute dollars for the remainder of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses ("SG&A") were $13.9 million in the second quarter of fiscal 1999, representing a $4.1 million or 22.6% decrease from the comparable period of fiscal 1998. The spending decline from the prior quarter is primarily due to reduced sales commissions on lower sales volume, reduced payroll and travel related expenses from lower headcount and to reductions in corporate and other project related expenses. As a percentage of net sales, SG&A expenses were 36.4% for the second quarter of fiscal 1999, compared with 24.0% for the corresponding period in fiscal 1998. This increase as a percentage of net sales is primarily due to the decrease in net sales. The Company expects SG&A expenses for the remainder of fiscal 1999 to increase in absolute dollars. Increases expected in the remainder of fiscal 1999 include, but are not necessarily limited to, the costs of installing a new MIS system, increases in salaries of existing employees and the costs of moving the Company's primary Oregon operations into a new facility.

SPECIAL CHARGES AND EXTRAORDINARY ITEM

       In the second quarter of fiscal 1999, the Company recorded special charges of $6.2 million. These charges were primarily from costs relating to the disposal of excess facilities and severance. Cash expenditures associated with these special charges during the quarter were approximately $290,000. It is expected that approximately $1.8 million of cash expenditures related to excess facilities will be paid out in the second half of fiscal year 1999, the remaining $4.1 million relates to non-cash asset disposals.

       As of April 30, 1999, approximately $1.7 million in accrued liabilities related to special charges recorded in 1998 remained on the Company's balance sheet, primarily representing rent on excess facilities.
These amounts will be paid out over the next six months.

       During the second quarter, the Company recorded an extraordinary gain of $1.2 million, net of tax of $652,000 onthe exchange of 328,000 shares of the Company's common stock held in treasury for an aggregate of $9,040,000 of its 5 1/4% Convertible Subordinated Notes due 2002. The Company may engage in similar transactions in the future.

INTEREST AND OTHER INCOME EXPENSES, NET

       Net interest and other expenses for the second fiscal quarter of 1999 stood at $240,000, up $40,000 from the second fiscal quarter of 1998 largely due to the reduction of bond interest expense.

INCOME TAXES

       The Company's estimated effective tax rate for the first half of fiscal 1999 was 36%, compared to 34% in the first six months of 1998. The tax rate is computed based on projected fiscal year to date book income or loss. Realization of a portion of the net deferred tax assets at April 30, 1999 is dependent on the Company's ability to generate approximately $34,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

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

       The Awareness phase consisted of defining the Year 2000 problem and gaining executive level support and sponsorship for addressing it. We established a Year 2000 program team and created an overall strategy. During the Assessment phase, we inventoried all internal systems, products and supply chain partners and prioritized each for renovation. We believe we have completed a majority of the Awareness and Assessment phases; however, we will continue to work in these areas as we complete our assessment of existing supply chain partners and enter into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. We have begun Renovation on mission-critical systems and have completed all but two systems as of April 30, 1999. The remaining two mission-critical systems are now scheduled for completion of renovation by October 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. We began the Validation phase in late 1998 and will continue through October, 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment.

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

       Although it is difficult for us to estimate the total costs of implementing the Plan, our current estimate is that such costs will be approximately $2.5 million through October 1999 and beyond. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. We have incurred costs of approximately $1.5 million through April 30, 1999 in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

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

INTRODUCTION OF THE EURO

       To date the introduction and the use of the Euro has not had nor does the Company expect it to have a material adverse effect on our business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities was $18.1 million for the six months ended April 30, 1999. This cash flow from operating activities was primarily attributable to net income before depreciation and amortization and special charges of approximately $5 million, income tax receipts of $17.2 million, offset by cash used for net changes in the remaining operating assets and liabilities.

       Net cash used for investing activities was $14.8 million for the six months ended April 30, 1999. Cash flow used in investing activities was primarily attributable to acquisitions of property and equipment of approximately $10.1 million, and net purchases of available-for-sale securities of approximately $3.1 million.

       Net cash provided by financing activities was $5.0 million for the six months ended April 30, 1999. This cash flow from financing activities was primarily attributable to treasury stock and common stock issued in accordance with the Company's employee equity compensation plans.

       The Company recorded a non-cash transaction during the quarter for the exchange of 328,000 shares of the Company's common Stock held in treasury for an aggregate of $9,040,000 of its 5 1/4% Convertible Subordinated Notes due 2002. This transaction resulted in an extraordinary gain of $1.2 million, net of tax of $652,000 as well as an increase in additional paid-in capital of $2.1 million.

       As of April 30, 1999, the Company had working capital of approximately $159 million including cash and short-term investments of $104 million, $34.4 million of accounts receivable and $32.3 million of inventories. The Company expects its accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $40.9 million as of October 31, 1998 increased to $42.2 million for the six months ending April 30, 1999.

       The Company's principal sources of liquidity as of April 30, 1999 consisted of approximately $56.7 million of cash and cash equivalents, short-term investments of $47.2 million and $40 million available under the Company's unsecured working capital line of credit expiring July 23, 1999. In addition, the Company has $38.9 million of available for sale securities classified as long-term. As of April 30, 1999, no amounts were outstanding under the unsecured line of credit. Additionally, as of April 30, 1999, the Company had operating lease commitments for facilities and test and other equipment totaling approximately $45.8 million.

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



                                    1999        2000        2001       2002       2003      Thereafter
                                  --------    --------    --------   --------   --------    ----------
   Cash Equivalents
            Fixed rate            $ 56,694           -         -           -          -            -
            Average rate              4.72%          -         -           -          -            -
   Short term investments
            Fixed rate            $ 47,236           -         -           -          -            -
            Average rate              5.41%          -         -           -          -            -
   Long term investments
            Fixed rate            $      -    $ 38,989         -           -          -            -
            Average rate                 -        5.46%        -           -          -            -
                                  --------    ---------   --------   --------   --------    ----------

   Total investment securities    $103,930    $ 38,989         -           -          -            -
   Average rate                       5.05%       5.46%        -           -          -            -

   Long term debt
            Fixed rate                   -           -         -    $105,960          -            -
            Average rate                 -           -         -        5.25%         -            -

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

       The Company has no current cash flow exposure due to rate changes for its $106 million Convertible Subordinated Notes. The Company has a $40 million line of credit under which it can borrow either at the bank's prime rate or the LIBOR rate. As of April 30, 1999, the Company had no borrowings under its line of credit.

RISK FACTORS

Fluctuations in Our Quarterly Net Sales and Operating Results


                                 1996                            1997                             1998                     1999
                     Q1      Q2      Q3       Q4     Q1      Q2      Q3      Q4       Q1      Q2       Q3      Q4        Q1     Q2
Net Sales           61.00   66.40   67.20   44.20   40.30   43.40   51.08   69.39    82.40   74.60    37.30    22.40    26.5   38.1
Net Income (loss)   10.50   11.50   11.60    4.30    1.05    3.28   -0.90    7.25     9.20    8.80   -33.60   -10.70    -6.6   -5.2


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

     o    expenses associated with acquisitions and alliance

     o operating expense reductions, including costs relating to facilities consolidations, excess facilities and related expenses;

     o the proportion of our direct sales and sales through third parties, including distributors and original equipment manufacturers ("OEM"), the mix of products sold, the length of manufacturing and sales cycles, product discounts; and

     o natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities.

       We presently are introducing and will continue to introduce many new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly, and will continue to vary significantly based on a variety of factors, including:

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

     o    international and domesti sales mix and field service margins; and

     o    facility relocations and consolidations.

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

       We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for us to reduce our significant fixed expenses in a particular period if we don't meet our net sales goals for that period. As a result, we cannot be certain that we will become profitable again or that we will not continue to sustain losses in the future. We believe that we may continue to incur quarterly net losses through the fourth quarter of fiscal 1999. As a result, the price of our common stock may continue to be materially adversely affected.

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

Management of Fluctuations in Our Operating Results
---------------------------------------------------

       We have over the last several years experienced significant fluctuations in our operating results. In fiscal 1998, we generated net sales of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73% in our net sales within one fiscal year. For the second quarter of fiscal 1999, the net sales were $38.1 million. Since 1993, except for cost-cutting efforts during the past two years, we have overall significantly increased the scale of our operations in general to support periods of increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in R&D to support product development, our establishment of a joint venture with Innotech Corporation and numerous acquisitions. However, in the past, and particularly in the three quarters ended October 31, 1998 and to some extent this fiscal year as discussed above, we have experienced significant revenue declines and reductions in our operations. These fluctuations in our sales and operations have placed a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition and our results of operations.

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

       We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as several of our customers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to certain products we currently offer. These competitors have recently introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Customer Concentration; Lengthy Sales Cycle
-------------------------------------------

       One customer, Spirox Corporation (a distributor in Taiwan), accounted for 43%, 34%, 30% and 25% of our net sales in the first half of fiscal 1999 and fiscal years 1998, 1997, and 1996, respectively. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

     o    our ability to obtain orders from existing and new customers;

     o our ability to manufacture system on a timely and cost-effective basis;

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

International Sales
-------------------

       International sales accounted for approximately 74%, 69%, 70% and 67% of our total net sales for the first half of fiscal 1999 and fiscal years 1998, 1997 and 1996, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

       We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 66%, 60%, 66% and 58% of our total net sales for the first half of fiscal 1999 and for the fiscal years 1998, 1997 and 1996, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia Pacific region, including Korea and Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown has resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may continue to have, a material adverse effect on our product backlog, balance sheet and results of operations.

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

       In July, 1998, inTEST IP Corporation ("inTEST") alleged in writing that one of our products is purportedly infringing a patent held by inTEST. We may also be obligated to other third parties relating to this allegation. We have completed initial investigation into the allegation. Based in part on the opinion of outside counsel, we believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

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

       We cannot be certain of success in defending current or future patent infringement claims or claims for indemnification resulting from infringement claims. Our business, financial condition and results of operations could be materially adversely affected if we must pay damages to a third party or suffer injunction or if we expend significant amounts in defending any such action, regardless of the outcome. With respect to any claims, we may seek to obtain a license under the third party's intellectual property rights. We cannot be certain, however, that the third party will grant us a license on reasonable terms or at all. We could decide, in the alternative, to litigate such claims. Litigation on such matters may be extremely expensive and time consuming, and could materially adversely affect our business, financial condition or results of operations, regardless of the outcome.

Future Capital Needs; Leverage
------------------------------

       Developing and manufacturing new ATE systems and enhancements is highly capital intensive. In order to be competitive, we must make significant investments in capital equipment, expansion of operations, systems, procedures and controls, research and development and worldwide training, customer service and support, among many other items. We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes (the "Notes"), we currently have $106 million of indebtedness which resulted in a ratio of long-term debt to total long-term capitalization at April 30, 1999 of approximately 41%. As a result, our principal and interest obligations have increased substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted.

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

Year 2000 Readiness Disclosure
------------------------------

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

       The Awareness phase consisted of defining the Year 2000 problem and gaining executive level support and sponsorship for addressing it. We established a Year 2000 program team and created an overall strategy. During the Assessment phase, we inventoried all internal systems, products and supply chain partners and prioritized each for renovation. We believe we have completed a majority of the Awareness and Assessment phases; however, we will continue to work in these areas as we complete our assessment of existing supply chain partners and enter into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. We have begun renovation on mission-critical systems and have completed for all but two systems by April 30, 1999. The remaining two mission-critical systems are now scheduled for completion of renovation by October 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. We began the Validation phase in late 1998 and will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment.

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

       Although it is difficult for us to estimate the total costs of implementing the Plan, our current estimate is that such costs will be approximately $2.5 million through October 1999 and beyond. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. We have incurred costs of approximately $1.5 million through April 30, 1999 in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

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

Volatility of Our Stock Price
-----------------------------

       We believe that factors such as announcements of developments related to our business, fluctuations in our financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales or purchases of our common stock in the marketplace, announcements of our technological innovations or new products or enhancements or those of our competitors, developments in patents or other intellectual property rights, developments in our relationships with customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters, could continue to cause the price of our common stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1997, the price of our common stock ranged from a high of $55.00 to a low of $13.75. In fiscal 1998, the price of our common stock ranged from a high of $35.25 to a low of $9.31 and during the first six months of fiscal 1999, the price of our common stock ranged from a high of $22.41 to a low of $20.85. The market price of our common stock is likely to continue to fluctuate
significantly   in  the  future,   including   fluctuations   unrelated  to  our
performance.

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

PART II.  - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Securityholders
         --------------------------------------------------

         The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on March 24, 1999:

1. A proposal to amend the Company's 1993 Stock Option Plan (the "1993 Plan") to (i) increase the number of shares of common stock authorized for issuance over the term of the 1993 Plan by an additional 1,000,000 shares,
     (ii) increase the maximum number of shares of common stock for which any one individual may be granted stock options and separately exercisable stock appreciation rights over the term of the 1993 Plan from 750,000 shares to 1,000,000 shares and (iii) increase the number of shares of common stock for which continuing non-employee Board members are to be granted stock options at each Annual Stockholders Meeting, beginning with the 1999 Annual Meeting, from 3,500 shares to 5,000 shares per non-employee Board member, was approved as follows.

          In Favor        Opposed          Abstain           Non-Vote
        11,431,068        4,191,615          67,027          2,727,934

2. A proposal to amend the Company's Employee Stock Purchase Plan that will increase the number of shares of common stock reserved for issuance thereunder by an additional 300,000 shares was approved as follows:

          In Favor        Opposed          Abstain           Non-Vote
        15,122,486         514,541           52,683          2,727,934

3. A proposal to ratify the election of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending October 31, 1999 was approved as follows:

          In Favor        Opposed          Abstain           Non-Vote
        18,284,117          78,665           13,262           41,600

4. A proposal to transact such other business as may properly come before the meeting or any adjournment or postponement thereof was approved as follows:

          In Favor        Opposed          Abstain           Non-Vote
         12,703,389      5,209,922         462,733            41,600

Item 5.  Other Information
         -----------------

         None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  See Exhibit Index on page 28.

     (b) The Company filed a report on Form 8-K on February 16, 1999 and May 18, 1999 reporting its financial results for the first and second quarters respectively of fiscal year 1999.

     (c)  The Company  filed a report on Form 8-K on March 15,  March 18 and May
          24,  1999  in  reporting   exchange  of  Treasury  stock  for  5  1/4%
          Convertible Subordinated Notes due 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREDENCE SYSTEMS CORPORATION
                                      ----------------------------------------
                                                   (Registrant)



          April 11, 1999                     /S/ DENNIS P. WOLF
    -------------------------          -----------------------------------
              Date                            Dennis P. Wolf
                                       Dennis P. Wolf, Executive Vice President,
                                       Chief Financial Officer and Secretary

EXHIBIT INDEX

   Exhibit
    Number

     10.3 Amendment to Loan Agreement dated February 5, 1999 between Silicon Valley Bank, Bank of Hawaii and Credence Systems
             Corporation.                                                   29

     27.1    EDGAR Financial Data Schedule                                  31

    99.18    Employment Agreement by and between the Company and
             David A. Ranhoff                                               33

    99.19    Employment Agreement by and between the Company and
             Dennis P. Wolf.                                                41

    99.20    Employment Agreement by and between the Company and
             William G. Howard, Jr.                                         49