Form 10-Q
period 1999-07-31
CREDENCE SYSTEMS CORP
filed 1999-09-10
CIK 893162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                                                        OR

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

        -----------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

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

     At September 8, 1999, there were 21,722,791 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

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

PART I  - FINANCIAL INFORMATION

Item I  - Financial Statements

                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 July 31,         October 31,
                                                   1999             1998a
                                              --------------     --------------
ASSETS                                       (unaudited)
Current assets:
  Cash and cash equivalents................   $  66,066          $  48,391
  Restricted cash..........................         -                2,400
  Short-term investments...................      52,810             62,777
  Accounts receivable, net.................      47,091             33,901
  Inventories..............................      35,822             37,406
  Other current assets.....................      27,115             40,676
                                            --------------     ---------------
    Total current assets...................     228,904            225,551
Long-term investments......................      26,381             20,357
Property and equipment, net................      42,396             41,764
Other assets...............................      16,055             18,517
                                            ==============     ===============
    Total assets...........................     $313,736           $306,189
                                            ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................  $   20,616          $   8,090
  Accrued liabilities.......................      24,495             26,978
  Income taxes payable......................       5,291              5,877
    Total current liabilities...............      50,402             40,945
Convertible Subordinated Notes..............      96,610            115,000
Minority interest...........................         175                227
Stockholders' equity........................     166,549            150,017
                                             ==============     ===============
    Total liabilities and stockholders' equity...$313,736           $306,189
                                             ==============     ===============

                             See accompanying notes.

a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 1998.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                  Three Months Ended          Nine Months Ended
                                                                      July 31,                    July 31,
                                                               ----------------------      --------------------

                                                                   1999         1998         1999         1998
                                                                ---------     --------     --------      -------

Net sales ..................................................   $  52,378    $  37,322    $ 116,968    $ 194,357
Cost of goods sold .........................................      24,826       16,901       59,103       84,003
Cost of goods sold - restructure and other .................        --         20,952         --         20,952
                                                               ---------    ---------    ---------    ---------
Gross margin ...............................................      27,552         (531)      57,865       89,402
Operating expenses:
   Research and development ................................       9,631       11,569       27,780       37,293
   Selling, general and administrative .....................      14,184       13,987       40,287       52,226
   Special charges .........................................        --         23,224        6,231       23,224
                                                               ---------    ---------    ---------    ---------
       Total operating expenses ............................      23,815       48,780       74,298      112,743
                                                               ---------    ---------    ---------    ---------
Operating income (loss) ....................................       3,737      (49,311)     (16,433)     (23,341)
Interest and other income (expenses), net ..................          (6)          (7)         (67)       1,151
                                                               ---------    ---------    ---------    ---------
Income (loss) before income tax provision (benefit) ........       3,731      (49,318)     (16,500)     (22,190)
Income tax provision (benefit) .............................       1,352      (15,682)      (5,948)      (6,458)
Minority interest (benefit) ................................          15          (50)         (31)        (124)
                                                               =========    =========    =========    =========
Net income (loss) before extraordinary items ...............       2,364      (33,586)     (10,521)     (15,608)
                                                               =========    =========    =========    =========
Gain on extinguishment of debt (net of taxes of $275 & $926)         488         --          1,646         --
                                                               ---------    ---------    ---------    ---------
Net income (loss) ..........................................   $   2,852    $ (33,586)   $  (8,875)   $ (15,608)
                                                               =========    =========    =========    =========
Net income (loss) per share
    Basic  (before extraordinary items) ....................   $    0.11    $   (1.55)   $   (0.51)   $   (0.72)
    Basic  (extraordinary items) ...........................   $    0.02         --      $    0.08         --
                                                               ---------    ---------    ---------    ---------
    Basic ..................................................   $    0.13    $   (1.55)   $   (0.43)   $   (0.72)
                                                               =========    =========    =========    =========
    Diluted  (before extraordinary items) ..................   $    0.11    $   (1.55)   $   (0.51)   $   (0.72)
    Diluted  (extraordinary items) .........................   $    0.02         --      $    0.08         --
                                                               ---------    ---------    ---------    ---------
    Diluted ................................................   $    0.13    $   (1.55)   $   (0.43)   $   (0.72)
                                                               =========    =========    =========    =========
Number of shares used in computing per share amount
    Basic ..................................................      21,257       21,674       20,874       21,726
                                                               =========    =========    =========    =========
    Diluted ................................................      22,116       21,674       20,874       21,726
                                                               =========    =========    =========    =========



                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)

                                                                                         Nine Months Ended July 31,
                                                                                        ---------------------------
                                                                                           1999        1998
                                                                                        ---------    ---------
Cash flows from operating activities:
   Net (loss) ......................................................................   $  (8,875)   $ (15,608)
   Adjustments to reconcile net (loss) to net cash provided by operating activities:
      Depreciation and amortization ................................................      15,248       12,838
      Special charges ..............................................................       6,231       44,177
      Loss on disposal of property and equipment ...................................         333          149
         Deferred income taxes .....................................................        --        (11,512)
      Gain on extinguishment of debt ...............................................      (2,572)        --
      Minority interest ............................................................         (31)         124
      Changes in operating assets and liabilities:
         Restricted cash, accounts receivable, inventories and other current assets        1,701      (23,503)
         Accounts payable, accrued liabilities and income taxes payable ............       9,362        4,157
                                                                                       ---------    ---------
            Net cash provided by operating activities ..............................      21,397       10,822
Cash flows from investing activities:
   Purchases of available-for-sale securities ......................................     (69,114)    (135,080)
   Maturities of available-for-sale short-term securities ..........................      17,489       63,644
   Sales of available-for-sale securities ..........................................      55,568       11,977
   Acquisition of property and equipment ...........................................     (13,939)      (8,319)
   Other assets ....................................................................      (1,734)     (10,498)
                                                                                       ---------    ---------
         Net cash (used in) investing activities ...................................     (11,730)     (78,276)
Cash flows from financing activities:
   Issuance of common stock ........................................................       6,977        3,109
   Other ...........................................................................         (21)        --
    Issuance (purchase) of treasury stock ..........................................       1,052      (12,795)
                                                                                       ---------    ---------
         Net cash provided by (used in) financing activities .......................       8,008       (9,686)
                                                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents ...............................      17,675      (77,140)
Cash and cash equivalents at beginning of period ...................................      48,391      132,761
                                                                                       =========    =========
Cash and cash equivalents at end of period .........................................   $  66,066    $  55,621
                                                                                       =========    =========
Supplemental disclosures of cash flow information:
   Interest paid ...................................................................   $   3,018    $   3,103
   Income taxes refunded ...........................................................   $  19,357    $    --
   Income taxes paid ...............................................................   $    --      $  12,492
Non-cash investing activities:
   Net transfers of inventory to property and equipment ............................   $   2,654    $   7,427
Non-cash financing activities:
   Income tax benefit from stock option exercises ..................................   $   1,923    $     970
   Issuance of treasury stock for convertible subordinated notes ...................   $  15,433    $    --
   Exchange of convertible subordinated notes for common stock plus issuance costs..   $ (18,005)   $    --


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Quarterly Financial Statements
     ------------------------------

     The condensed consolidated financial statements and related notes for the periods ended July 31, 1999 and 1998 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the periods ended July 31, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1998 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration, lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, transition in our executive management, international sales, proprietary rights, future capital needs, leverage, year 2000 readiness disclosure, and volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

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


2.   Inventories
     -----------

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                              July 31,            October 31,
                                               1999                 1998
                                           -----------            -----------
                                             (unaudited)
              Raw materials                    $ 11,205             $  9,860
              Work-in-process                    19,095               21,609
              Finished goods                      5,522                5,937
                                            =============        =============
                                               $ 35,822              $37,406
                                            =============        =============

3.   Net Income (Loss) Per Share
     ---------------------------

     Net income (loss) per basic share is based upon the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company's Convertible Subordinated Notes are not dilutive potential common shares and, accordingly, were excluded from the calculation of net income (loss) per diluted share. Options to purchase approximately 2,568,705 shares at an average price of $22.72 per share were outstanding at July 31, 1999. Options are not included in the computation of diluted net loss per share because options are antidilutive in periods when the Company incurs a net loss.

     ---------------------------------------

                                                               Three Months Ended              Nine Months Ended
                                                                    July 31,                       July 31,
                                                          -----------------------------  ------------------------------
                                                             1999             1998          1999             1998
                                                          ------------    -------------  ------------    --------------

 Numerator:                                                         (in thousands, except per share amounts)
   Numerator for basic and diluted net income (loss)
   per share-net income (loss)                             $  2,852       $  (33,586)     $ (8,875)      $  (15,608)
                                                          ------------    ------------   ------------    ------------

 Denominator:
   Denominator for basic net income (loss)
   per share-weighted-average shares                         21,257          21,674         20,874          21,726

 Effect of dilutive securities-employee stock options           859             -              -               -
                                                          ------------    ------------   ------------    ------------

 Denominator for diluted earnings per share-adjusted
 weighted-average shares and assumed conversions             22,116          21,674         20,874          21,726
                                                          ------------    ------------   ------------    ------------
Basic net income (loss) per share$                             0.13        $  (1.55)      $  (0.43)       $  (0.72)
                                                          ============    ============   ============    ============
   Diluted net income (loss) per share                    $    0.13        $  (1.55)     $   (0.43)       $  (0.72)
                                                          ============    =============  ============    ==============

4.     Changes in Accounting Standards
       -------------------------------

     As of November 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income
(loss) and its components including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments. For the periods ended July 31, 1999 and 1998, total comprehensive income (loss) amounted to:

                                                                Three Months Ended              Nine Months Ended
                                                                     July 31,                       July 31,
                                                            ----------------------------  ------------------------------
                                                               1999            1998           1999             1998
                                                            ------------   -------------   ------------    --------------
                                                                                  (in thousands)

Net income (loss)                                            $ 2,852        $ (33,586)      $ (8,875)      $ (15,608)
  Other comprehensive income, net of tax:
    Foreign currency translation adjustment                        1              (18)            47             (98)

     Unrealized gain (loss) on available-for-sale securities    (799)            (131)          (369)             70
                                                            ------------   -------------   ------------    --------------
  Other comprehensive income (loss)                             (798)            (149)          (322)             (28)

                                                             $ 2,054         $ (33,735)      $ (9,197)      $ (15,636)
Total comprehensive income (loss)                           ============   =============   ============    ==============


5.     Contingencies
       -------------

     The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

6.     Extraordinary Item and Special Charges
       --------------------------------------

     During  the  third  fiscal  quarter  of  1999,  the  Company   recorded  an
extraordinary gain of $ 488,000, net of tax of $275,000 on the exchange of 275,000 shares of the Company's common stock held in treasury for an aggregate of $9,350,000 of its 5 1/4% Convertible Subordinated Notes due 2002 (the "Notes"). For the nine month period ended July 31, 1999, the Company recorded an extraordinary gain of $1,646,000, net of tax of $926,000 on the exchange of 603,000 shares of the Company's common stock held in treasury for an aggregate of $18.4 of its Notes. The Company may engage in similar transactions in the future.

     For the nine month period ended July 31, 1999, the Company recorded special charges of $6.2 million. These charges were primarily from costs relating to the disposal of excess facilities and severance. As of July 31, 1999, approximately $2.4 million in accrued liabilities related to special charges recorded in 1998 and 1999 remained on the Company's balance sheet, representing rent and settlement costs on excess facilities. These amounts will be paid out over the next six months.

     In the third quarter of fiscal 1998, the Company recorded restructure and other costs totaling $39.4 million. These charges were the result of the Company's response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries which took place during the period. Also in the third capital fiscal quarter of 1998, the Company recognized approximately $4.8 million of acquired in-process research and development expense related to the acquisition of certain assets and assumed liabilities of Heuristic Physics Laboratories, Inc.

     As of July 31, 1999, approximately $2.4 million in accrued liabilities related to special charges recorded in 1998 and 1999 remained on the Company's balance sheet, representing rent and settlement costs on excess facilities. These amounts will be paid out over the next six months.

7.     Subsequent Event - Acquisition of Opmaxx, Inc.
       ----------------------------------------------

     On July 20, 1999 the Company announced that it would be exercising its right to acquire Opmaxx, Inc. Opmaxx provides solutions for integrating design, test and manufacturing of analog/mixed signal systems. The acquisition will be accounted for in the fourth fiscal quarter of 1999 under the purchase method of accounting. The acquisition was closed in September 1999 for approximately $8.0 million in cash and assumed liabilities.

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

     The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                                   Three Months Ended            Nine Months Ended
                                                                        July 31,                      July 31,
                                                               ---------------------------   ---------------------------
                                                                  1999           1998           1999           1998
                                                               ------------   ------------   ------------   ------------
                                                                        unaudited                    unaudited

       Net sales.............................................     100.0%          100.0%        100.0%          100.0%
       Cost of goods sold....................................      47.4%           45.3%         50.5%           43.2%
          Cost of goods sold - restructure and other.........       -              56.1%          -              10.8%
                                                               ------------    ------------  ------------    ------------
       Gross margin..........................................      52.6%           (1.4%)        49.5%           46.0%
       Operating expenses
          Research and development...........................      18.4%           31.0%         23.8%           19.2%
          Selling, general, and administrative...............      27.1%           37.5%         34.4%           26.9%
          Special charges....................................       -              62.3%          5.3%           11.9%
                                                               ----------------------------------------------------------
             Total operating expenses........................      45.5%          130.8%         63.5%           58.0%

       Operating income (loss)...............................       7.1%         (132.2%)       (14.1%)         (12.0%)
       Interest and other income (expenses), net.............      (0.0)%           0.0%         (0.0%)           0.6%
                                                               ----------------------------  ----------------------------
       Income (loss) before income taxes.....................       7.1 %        (132.2%)       (14.1%)         (11.4%)
       Income taxes provision (benefit)......................       2.6%          (42.2%)        (5.1 %)         (3.3%)
       Minority interest.....................................       0.0%           (0.0%)        (0.0%)          (0.1%)
                                                                                                 %)
                                                               ----------------------------  ----------------------------
       Net income (loss) before extraordinary items..........       4.5%          (90.0%)        (9.0%)          (8.0%)
                                                               ============================  ============================

       Gain on extinguishment of debt........................       0.9%            -             1.4%            -

                                                               ------------    ------------  ------------    ------------
       Net income (loss).....................................       5.4%          (90.0%)        (7.6%)          (8.0%)
                                                               ============================  ============================

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts, maintenance contracts and software products principally in the semiconductor automatic test equipment market ("ATE"). Net sales were $52.4 million for the third quarter of fiscal 1999, representing an increase of 40.0% from the net sales of $37.3 million in the comparable period of fiscal 1998. The increase was due primarily to an improvement in the overall health of the semiconductor industry and the backend capital equipment sector specifically. The Company experienced improved overall demand from integrated device manufacturers as well as contract test house customers. Net sales were $117 million for the nine month period ended July 31, 1999 compared to $194.4 million for the comparable period of fiscal 1998. The decline in net sales of $77.4 million, or 40% for the nine month period, was due primarily to higher demands for ATE in the first and second quarters of fiscal 1998. International net sales accounted for approximately 63.7% and 69.5% of the total net sales for the third quarter and nine months of fiscal 1999, compared to approximately 61% and 72% for the comparable periods in 1998. The Company's international net sales are denominated primarily in United States dollars.

GROSS MARGIN

     The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors and suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration requirements, international and domestic sales mix and field service margins. The gross margin was 52.6% and 49.5% for the third quarter and nine month periods of fiscal 1999, compared with 54.7% and 56.8% (without the restructuring charge) for the comparable periods of fiscal 1998. The decrease in gross margin as a percent of sales was due to lower average selling prices, changes in the mix of products sold, and product development delays which the Company believes will continue to adversely affect gross margins through at least the end of the current fiscal year.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $9.6 million in the third quarter of fiscal 1999, a decrease of $2.0 million or 17.0% from $11.6 million in the same period of fiscal 1998. R&D expenses were $27.8 million in the first nine months of fiscal 1999, a decrease of $9.5 million or 25% from the same period in fiscal 1998. R&D expenses decreased due to lower headcount and related expenses, outside services and project related expenses. The Company currently intends to continue to invest significant resources in the development of derivative products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to increase in absolute dollars for the remainder of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $14.2 million in the third quarter of fiscal 1999 compared to $14.0 million in the third quarter of fiscal 1998. SG&A expenses increased due to commission expenses associated with higher revenues offset in part by lower headcount and related expenses. As a percentage of net sales, SG&A expenses were 27.1% for the third quarter of fiscal 1999, compared with 37.5% for the corresponding period in fiscal 1998. SG&A expenses were $40.3 million in the first nine months of fiscal 1999, a decrease of $11.9 million or 23% from the same period in fiscal 1998. The Company expects SG&A expenses for the remainder of fiscal 1999 to increase in absolute dollars. Increases expected in the remainder of fiscal 1999 include, but are not necessarily limited to, the costs of installing a new MIS system, increases in salaries of current employees and the costs of moving the Company's primary Oregon operations into a new facility.

SPECIAL CHARGES AND EXTRAORDINARY ITEM

     During  the  third  fiscal  quarter  of  1999,  the  Company   recorded  an
extraordinary gain of $ 488,000, net of tax of $275,000 on the exchange of 275,000 shares of the Company's common stock held in treasury for an aggregate of $9,350,000 of its Notes. For the nine month period ended July 31, 1999, the Company recorded an extraordinary gain of $1,646,000, net of tax of $926,000 on the exchange of 603,000 shares of the Company's common stock held in treasury for an aggregate of $18.4 of its Notes. The Company may engage in similar transactions in the future.

     For the nine month period ended July 31, 1999, the Company recorded special charges of $6.2 million. These charges were primarily from costs relating to the disposal of excess facilities and severance. As of July 31, 1999, approximately $2.4 million in accrued liabilities related to special charges recorded in 1998 and 1999 remained on the Company's balance sheet, representing rent and settlement costs on excess facilities. These amounts will be paid out over the next six months.

     In the third quarter of fiscal 1998, the Company recorded restructure and other costs totaling $39.4 million. These charges were the result of the Company's reaction to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries which took place during the period. Also in the third fiscal quarter of 1998, the Company recognized approximately $4.8 million of acquired in-process research and development expense related to the acquisition of certain assets and assumed liabilities of Heuristic Physics Laboratories, Inc.

     As of July 31, 1999, approximately $2.4 million in accrued liabilities related to special charges recorded in 1998 and 1999 remained on the Company's balance sheet, representing rent and settlement costs on excess facilities. These amounts will be paid out over the next six months.

INTEREST AND OTHER INCOME EXPENSES, NET

     Net interest and other expenses for the third fiscal quarter of 1999 was at $6,000, down from $7,000 as of the third fiscal quarter of 1998. For the nine month periods ended July 31, 1999 and 1998, the net interest and other expenses were $67,000 and income of $1.2 million, respectively. Overall expenses are attributable to the disposal of fixed assets.

     INCOME TAXES The Company's income tax benefit is based on a projected effective tax rate.

     The projected effective tax rate for the first nine months of fiscal 1999 was 36% compared to 29% for the first nine months of fiscal 1998. Excluding the impact of in-process research and development, the Company's effective tax rate for the first nine months of fiscal 1998 was 34%.

     Realization of a portion of the net deferred tax assets at July 31, 1999 is dependent on the Company's ability to generate approximately $42,000,000 of future taxable income. Management believes that it is more likely than not that the assets may be realized based on current profitability. However, there can be no assurance that the Company will meet its expectations of future income. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances.

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

     The Awareness phase consisted of defining the Year 2000 problem and gaining executive level support and sponsorship for addressing it. We established a Year 2000 program team and created an overall strategy. During the Assessment phase, we inventoried all internal systems, products and supply chain partners and prioritized each for renovation. We believe we have completed a majority of the Awareness and Assessment phases; however, we will continue to work in these areas as we complete our assessment of existing supply chain partners and enter into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. We have begun Renovation on mission-critical systems and have completed all but two systems as of July 31, 1999. The remaining mission-critical systems are now scheduled for completion of renovation by October 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. We began the Validation phase in late 1998 and will continue through October, 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment.

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

     Although it is difficult for us to estimate the total costs of implementing the Plan, our current estimate is that such costs will be approximately $2.5 million through October 1999 and beyond. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. We have incurred costs of approximately $1.6 million through July 31, 1999 in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

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

INTRODUCTION OF THE EURO

     To date the introduction and the use of the Euro has not had nor does the Company expect it to have a material adverse effect on our business, financial condition or results of operations principally because the Company's international revenues are denominated primarily in United States dollars.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $21.4 million for the nine months ended July 31, 1999. This cash flow from operating activities was primarily attributable to net income before depreciation and amortization and special charges of approximately $12.6 million, income tax refunds of $19.4 million, offset by cash used for net changes in the remaining operating assets and liabilities.

     Net cash used in investing activities was $11.7 million for the nine months ended July 31, 1999. Cash flow used in investing activities was primarily attributable to purchases of property and equipment of approximately $13.9 million, and net maturities and sales of available-for-sale securities of approximately $3.9 million.

     Net cash provided by financing activities was $8.0 million for the nine months ended July 31, 1999. The cash provided by financing activities was primarily attributable to treasury stock and common stock issued in accordance with the Company's employee stock option and stock purchase plans.

     The Company recorded non-cash transactions during the nine month period ended July 31, 1999 for the exchange of 603,000 shares of the Company's Common Stock held in treasury for an aggregate of $18.4 million of its Notes. These transactions resulted in extraordinary gains of $1.6 million, net of tax of $0.9 million, as well as an increase in paid-in capital of $15.4 million.

     As of July 31, 1999, the Company had working capital of approximately $179 million including cash and short-term investments of $119 million, $47.1 million of accounts receivable and $35.8 million of inventories. The Company expects its accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $40.9 million as of October 31, 1998 increased to $50.4 million for the nine months ending July 31, 1999.

     The Company's principal sources of liquidity as of July 31, 1999 consisted of approximately $ 66.1 million of cash and cash equivalents, short-term investments of $52.8 million and $20 million available under the Company's unsecured working capital line of credit expiring July 22, 2000. In addition, the Company has $26.4 million of available for sale securities classified as long-term. As of July 31, 1999, no amounts were outstanding under the unsecured line of credit. Additionally, as of July 31, 1999, the Company had operating lease commitments for facilities and test and other equipment totaling approximately $ 42.3 million.

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


                                       1999          2000          2001          2002          2003       Thereafter
   Cash Equivalents
            Fixed rate                $ 66,066        -             -             -             -            -
            Average rate                  4.85%       -             -             -             -            -
   Short term investments
            Fixed rate                $ 52,810        -             -             -             -            -
            Average rate                  5.58%       -             -             -             -            -
   Long term investments
            Fixed rate                $     -      $ 16,354     $ 10,027          -             -            -
            Average rate                    -          5.36%        5.32%         -             -            -
                                    ------------  ------------  -------------- -----------  --------- -------------

   Total investment securities        $ 118,876    $ 16,354        10,027         -             -            -
   Average rate                            5.19%       5.36%         5.32%        -             -            -

   Long term debt
            Fixed rate                      -         -             -       $ 96,610            -            -
            Average rate                    -         -             -           5.25%           -            -


     The Company attempts to mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintain a prudent amount of diversification.

     The Company has no current cash flow exposure due to rate changes for its $96.6 million Convertible Subordinated Notes. The Company has a $20 million line of credit under which it can borrow either at the bank's prime rate or the LIBOR rate. As of July 31, 1999, the Company had no borrowings under its line of credit.

RISK FACTORS

Fluctuations in Our Quarterly Net Sales and Operating Results

                              1996                           1997                          1998                     1999
                   Q1     Q2      Q3     Q4       Q1     Q2     Q3     Q4       Q1     Q2     Q3     Q4       Q1     Q2     Q3
Net Sales          61.00  66.40   67.20  44.20    40.30  43.40  51.08  69.39    82.40  74.60  37.30  22.40    26.5   38.1   54.2
Net Income (loss)  10.50  11.50   11.60   4.30     1.05   3.28  -0.90   7.25    9.20    8.80 -33.60 -10.70    -6.6   -5.2   3.5


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

     o the proportion of our direct sales and sales through third parties, including distributors and original equipment manufacturers ("OEM"), the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

     o natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities.

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

     o    international and domestic sales mix and field service margins;

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

     We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support, among other factors, will make it difficult for us to reduce our significant fixed expenses in a particular period if we don't meet our net sales goals for that period. As a result, we cannot be certain that we will continue to be profitable or that we will not sustain losses in the future. As a result, the price of our common stock may continue to be materially adversely affected.

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

Management of Fluctuations in Our Operating Results
---------------------------------------------------

     We have over the last several years experienced significant fluctuations in our operating results. In fiscal 1998, we generated net sales of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73% in our net sales within one fiscal year. For the third quarter of fiscal 1999, the net sales were $52.4 million. Since 1993, except for cost-cutting efforts during the past two years, we have overall significantly increased the scale of our operations in general to support periods of increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in R&D to support product development, our establishment of a joint venture with Innotech Corporation and numerous acquisitions. However, in the past, and particularly in the three quarters ended October 31, 1998 and to some extent this fiscal year as discussed above, we have experienced significant revenue declines and reductions in our operations. These fluctuations in our sales and operations have placed a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition and our results of operations.

Expansion of Our Product Lines
------------------------------

     We are currently devoting and intend to continue to devote significant resources to the development of new products and technologies. During fiscal
1999, we intend to continue to evaluate these new products and to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to increase production of these products and to provide the marketing, administration and after-sales service and support, if any, required to service and support these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be adversely impacted by continued delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. These start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new hardware and software product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our additional products. If we are unable to achieve significantly increased net sales or if sales fall below expectations, our operating results will continue to be materially adversely affected. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth.

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

Rapid Technological Change; Importance of Timely Product Introduction
---------------------------------------------------------------------

     The ATE market is subject to rapid technological change. Our ability to compete in this market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. We are therefore required to enhance the performance and other capabilities of our existing systems and software products and related software tools. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

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

Customer Concentration; Lengthy Sales Cycle
-------------------------------------------

     One customer, Spirox Corporation (a distributor in Taiwan), accounted for 42%, 34%, 30% and 25% of our net sales in the first nine months of fiscal 1999 and fiscal years 1998, 1997, and 1996, respectively. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by this or any other significant customer, including losses or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

Risks Associated with Acquisitions
----------------------------------

     We have developed in significant part through mergers and acquisitions of other companies and businesses. We intend in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect our business, financial condition and results of operations. Although we believe we have accounted for our acquisitions properly, the U.S. Securities and Exchange Commission (the "SEC") has been reviewing more closely the accounting for acquisitions by companies, particularly in the area of "in-process" research and development costs. If we are required by the SEC to restate any charge that we recognized in an acquisition so far, that could result in a lesser charge to income and increased amortization expense, which could also have a material adverse effect on our business, financial condition and results of operations.

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

Transition in Our Executive Management
--------------------------------------

     On July 31, 1999 the Company announced the appointment of Graham J. Siddall as the new President and Chief Executive Officer of Credence Systems
Corporation.  Mr.  Siddall  joins  the  Company  from  KLA-Tencor  where  he was
Executive Vice President of the Wafer Inspection Group. The Company has experienced several transitions in executive management in recent years. In conjunction with the departure in December 1998 of our former chairman and chief executive officer, our Board of Directors appointed David A. Ranhoff, executive vice president, and Dennis P. Wolf, executive vice president, chief financial officer and secretary, jointly to the office of the president. The Board also named a new chairman, Dr. William Howard, Jr., and began the search for a new chief executive officer which culminated in the appointment of Mr. Siddall. These transitions have placed significant demands on our operational, administrative and financial staff and we anticipate that these demands will continue in the near term. We cannot be certain that such transitions will not have a material adverse effect on our business, financial condition and results of operations, or on the way we are perceived by the market or on the price of our common stock.

International Sales
-------------------

     International sales accounted for approximately 64%, 70%, 69%, 70% and 67% of our total net sales for the third quarter and first nine months of fiscal 1999 and fiscal years 1998, 1997 and 1996, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future.
Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 62%, 60%, 66% and 58% of our total net sales for the first nine months of fiscal 1999 and for the fiscal years 1998, 1997 and 1996, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia Pacific region, including Korea and Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The current Asian financial crisis has contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown has resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may continue to have, a material adverse effect on our product backlog, balance sheet and results of operations.

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

Future Capital Needs; Leverage
------------------------------

     Developing and manufacturing new ATE systems and enhancements is highly capital intensive. In order to be competitive, we must make significant investments in capital equipment, expansion of operations, systems, procedures and controls, research and development and worldwide training, customer service and support, among many other items. We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes (the "Notes"), we currently have outstanding $96.6 million of such Notes which resulted in a ratio of long-term debt to total long-term capitalization at July 31, 1999 of approximately 37%. As a result, our principal and interest obligations are substantial. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted. We may exchange Notes for shares of our common stock or may refinance or exchange the Notes, which may also dilute our stockholders and may make it difficult for us to obtain additional future financing, if needed.

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

     The Awareness phase consisted of defining the Year 2000 problem and gaining executive level support and sponsorship for addressing it. We established a Year 2000 program team and created an overall strategy. During the Assessment phase, we inventoried all internal systems, products and supply chain partners and prioritized each for renovation. We believe we have completed a majority of the Awareness and Assessment phases; however, we will continue to work in these areas as we complete our assessment of existing supply chain partners and enter into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. We have begun renovation on mission-critical systems and have completed all but two systems by July 31, 1999. The remaining two mission-critical systems are now scheduled for completion of renovation by October 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. We began the Validation phase in late 1998 and will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of Year 2000 ready hardware and software components in a live environment.

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

     Although it is difficult for us to estimate the total costs of implementing the Plan, our current estimate is that such costs will be approximately $2.5 million through October 1999 and beyond. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. We have incurred costs of approximately $1.6 million through July 31, 1999 in connection with the Plan. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

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

Volatility of Our Stock Price
-----------------------------

     We believe that factors such as announcements of developments related to our business, fluctuations in our financial results, general conditions or developments in the semiconductor and capital equipment industry and the general economy, sales or purchases of our common stock in the marketplace, announcements of our technological innovations or new products or enhancements or those of our competitors, developments in patents or other intellectual property rights, developments in our relationships with customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters, could continue to cause the price of our common stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1997, the price of our common stock ranged from a high of $55.00 to a low of $13.75. In fiscal 1998, the price of our common stock ranged from a high of $35.25 to a low of $9.31 and during the first nine months of fiscal 1999, the price of our common stock ranged from a high of $42.44 to a low of $13.69. The market price of our common stock is likely to continue to fluctuate
significantly   in  the  future,   including   fluctuations   unrelated  to  our
performance.

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

     (a) The acquisition of Opmaxx, Inc. was closed in September 1999 for approximately $8.0 million in cash and assumed liabilities. The acquisition will be accounted for in the fourth fiscal quarter of 1999 under the purchase method of accounting.

     (b) On July 31, 1999 the Company announced the appointment of Graham J. Siddall as the new President and Chief Executive Officer of Credence Systems Corporation. Mr. Siddall joins the Company from KLA-Tencor where he was Executive Vice President of the Wafer Inspection Group.

Item 6. Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index on page 28.

     (b) The Company filed a report on Form 8-K on August 26, 1999 reporting its financial results for the third quarter of fiscal year 1999.

     (c) The Company filed a report on Form 8-K on July 22, 1999 reporting the planned acquisition of Opmaxx, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CREDENCE SYSTEMS CORPORATION
                                        ----------------------------------------
                                                   (Registrant)



         Sept. 10, 1999                           /S/ DENNIS P. WOLF
 ---------------------------           -----------------------------------------
           Date                                    Dennis P. Wolf
                                       Dennis P. Wolf, Executive Vice President,
                                       Chief Financial Officer and Secretary

EXHIBIT INDEX

   Exhibit
   Number

   10.4 Amendment to Loan Agreement dated July 23, 1999 between Silicon Valley Bank and Credence Systems Corporation.

   10.5   Employment Agreement by and between the Company and Graham J. Siddall

   27.2   EDGAR Financial Data Schedule