Form 10-K
period 1999-10-31
CREDENCE SYSTEMS CORP
filed 2000-01-27
CIK 893162

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 0-22366

                          CREDENCE SYSTEMS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              94-2878499
      (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

215 FOURIER AVENUE, FREMONT, CALIFORNIA                 94539
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (510) 657-7400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF EACH CLASS:       NAME OF EACH EXCHANGE ON WHICH REGISTERED:
 -------------------        -----------------------------------------
         NONE                                  NONE

SECURITIES REGISTERED PURSUANT
TO SECTION 12(B) OF THE ACT:                 COMMON STOCK, $0.001 PAR VALUE
                                             PREFERRED STOCK PURCHASE RIGHTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES [X] NO [_]


         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


          The aggregate market value of voting stock held by non-affiliates of the Registrant, as of January 3, 2000 was approximately $1,903,000,000 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On January 3, 2000, approximately 22,517,384 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on March 22, 2000 are incorporated by reference into Part III.


===============================================================================

                                     PART I

ITEM 1.     BUSINESS

         Credence Systems Corporation designs, manufactures, sells and services automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute related software products. We serve a broad spectrum of the semiconductor industry's testing needs through a wide range of products that test digital logic, mixed-signal and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting, the increasingly demanding performance requirements of today's ATE market. Our products are primarily designed to test semiconductors that are produced in high volume. Our customers include major semiconductor manufacturers as well as assembly and test services companies.

         We were incorporated in California in March 1982 to succeed to the business of a sole proprietorship and were reincorporated in Delaware in October 1993. "Credence" or the "Company", "we," us" and "our" refers to Credence Systems Corporation, and our subsidiaries. Our principal executive offices are located at 215 Fourier Avenue, Fremont, CA 94539, and our telephone number is
(510) 657-7400. Our worldwide website address is www.credence.com.
"Credence Systems Corporation," "Credence," "Fluence," "SC," "ValStar," "Quartet," "Quartet One," "Wavebridge," "MemBIST," "TDS," "TDX," "Triton," "EPRO," "BOST," "Kalos," "DUO," and "Opmaxx" are our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies. "Matrix Test" is a trademark of Amkor Technology, Inc.

BACKGROUND

         Dramatic advances in semiconductor process technology have improved the performance and lowered the average selling prices of semiconductors to levels that now support their use in a wide range of office, consumer, automotive, communications, industrial and other products. In order to maintain or improve gross margins as semiconductor devices decline, semiconductor manufacturers are constantly seeking ways to reduce manufacturing costs.

         Testing is a principal element in the cost structure of high volume production of semiconductors. As a result of improved efficiencies in wafer fabrication, test costs have become a higher percentage of the total cost of manufacturing. This shift in cost structure has changed the traditional criteria for selection of ATE. Although performance was the dominant factor in the selection of ATE in the past, we believe that economic considerations have assumed much greater importance to semiconductor manufacturers. Purchasers of ATE now examine more carefully the total cost of ownership of ATE. Total cost of ownership includes the initial purchase price of the tester, as well as the tester's reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts.

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

         Increased facility costs and the trend toward performance testing at wafer probe have led to the increased importance of smaller testers in the semiconductor manufacturing process. Performance testing at wafer probe requires that the device under test be located in close physical proximity to the measuring circuits of the tester in order to minimize potential signal distortions that can negatively impact testing yields. Smaller testers can more easily be placed in close physical proximity to the circuits. In addition, wafer probe test typically occurs in a clean room where potential contaminants must be continually removed and temperatures kept constant. These special maintenance requirements make clean rooms expensive to operate. Smaller testers occupy less floor space and therefore assist in reducing clean room costs. In addition, smaller testers that consume less power generally have reduced air conditioning requirements.

         For over 20 years, emitter-coupled logic, ECL, has been the conventional process technology used by us and others for the ICs used in ATE due to its speed, repeatability and precision. ECL technology, however, results in low functionality per chip and requires continuous power. As a result, conventional ATE systems generally are larger, expensive and require significant electrical power to operate.

         Another process technology commonly used in the manufacture of semiconductors is complementary metal oxide semiconductor, or CMOS. As compared to ECL, CMOS technology allows higher functionality for a given chip size and requires less power to operate. Some ATE manufacturers use a combination of ECL and CMOS to lower the cost of ATE by reducing the use of ECL.

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

THE CREDENCE SOLUTION AND STRATEGY

         We have developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable us to produce testers that are smaller and require less power than those based upon ECL technology. These testers are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today's ATE market. CMOS technology allows the circuits used in our testers to be reduced, or scaled down in size as IC process technology improves. This should result in higher performance and free space on the die for additional functionality. This scalability feature enables us to develop and manufacture smaller, higher performance ICs for use in our testers at what we believe to be a lower cost, and with a potentially shorter development cycle, than traditional process technologies.

         Our objective is to be the leading supplier of cost-effective ATE for production testing of ICs used in high volume applications. Our business strategy incorporates the following key elements:

        - TECHNOLOGY LEADERSHIP. We believe that our proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. In addition, we believe the scalability of this technology will allow us to offer new products and enhancements in a potentially shorter time and at a lower cost than many of our competitors that base our products on traditional less-scalable architecture.

        - LOWER TOTAL COST OF OWNERSHIP. We seek to provide ATE to our customers at a lower total cost of ownership than many competing products currently available while meeting the performance requirements of our customers. We believe that the system price, reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts, of our testers enable our customers to more cost effectively test ICs.

        - DIVERSE, HIGH-VOLUME MARKETS. Our products target the testing of digital logic, mixed-signal and nonvolatile memory devices that are used in a broad range of growing end-user market segments. Our products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

        - WORLDWIDE TECHNICAL SUPPORT AND CUSTOMER SERVICE. As semiconductor manufacturers expand their operations worldwide, they require that their ATE suppliers have the capability to provide global support and service and training. To meet this requirement, we utilize a combination of direct sales, service and support personnel and a broad network of independent distributors located in close proximity to major customer sites. We and our distributors currently maintain locations throughout the world to service and support our customers.

        - REDUCE TIME-TO-MARKET. We believe that our customers require increasing levels of sophisticated software tools to assist in the utilization of ATE that minimizes time-to-market. We are focusing our software efforts on internal development of and acquisition of companies or businesses that develop such tools. Through Fluence, we have acquired the test development series, or TDS, and TDX product lines from Summit Design, Inc. and Zycad, respectively, and acquired the Analog Test and Analog BIST products of Opmaxx. In addition, through the acquisition of certain assets of Heuristics, we obtained memory BIST and related in-process software products. These acquisitions are expected to add market opportunities for growth in the future. We believe we are positioned to capitalize on the Design-to-Test and the Design-for-Test markets with our new software product lines that integrate design and test.


PRODUCTS

         We currently offer a wide variety of products that test digital logic, mixed-signal and non-volatile memory ICs. Digital logic semiconductors produce discrete on and off logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. An example of digital logic semiconductors include logic devices such as microcontrollers. Some digital devices which store and retrieve data are memory semiconductors. Non-volatile memory semiconductors retain their data when the power is turned off. Mixed-signal semiconductors combine both digital and analog functions. Analog semiconductors control external functions such as sound, graphics, and motor controls by producing continuous varying voltage or current. When these analog functions are combined onto a digital integrated circuit, the resulting device is considered a mixed-signal device.

         Our CMOS-based ATE products--the SC, Valstar, DUO and Quartet series--are designed to test high speed devices used in applications such as networking and personal computing as well as multimedia, digital television, high-definitions television and personal communications. Our memory products, Kalos Series, Delphi, EPRO 142 and BTMA test non-volatile memory, or NVM, devices, including ROM, EPROM, EEPROM and Flash memories, are used in high volume applications in the consumer, automotive and telecommunications markets. During 1997, we introduced the ValStar 2000, a system which enables the testing of very complex devices, with up to 1024 pins with high-speed requirements. Also introduced in 1997 was the Kalos Flash memory test system, a highly integrated parallel system that provides multi-site testing and is designed to lower the overall cost of test.

         During fiscal 1999, we acquired Opmaxx. The Opmaxx products are targeted at analog and mixed signal design and test applications.

         During fiscal 1998, we introduced the Quartet series. The Quartet system is compatible with DUO, provides the enhanced capabilities required to test consumer mixed signal products with 200 MHz I/O 20 bit analog, video, and radio frequency, or RF, input and output. Quartet directly addresses the cost sensitive needs of consumer related system-on-a-chip, or SOC, devices.

         The MemBIST products, acquired from Heuristics in fiscal 1998, generate built-in self-test logic for embedded memories.

         During fiscal 1997, we acquired two software products lines: the Test Development Series product line in the Summit acquisition and the Test Design expert product line in the Zycad acquisition. TDS converts simulation waveform data and modifies it under user control to generate test programs for use on ATE. TDX grades test vector coverage, and provides other tools that enhance design testability.

         The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds, or ps, or nanoseconds, or ns, the number and characteristics of the pins and the density in megabits, or Mb, of the device that can be tested:


--------- ------------ --------------- --------------------------------------- ----------------------------------------------------
PRODUCT   SERIES       MODELS          BASIC FEATURES                          TYPICAL DEVICES
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
DIGITAL   SC           SC312           50-100 MHz                              Microcontrollers, ASSPs, DSPs and FPGAs
                       SC Micr-      64-304 Pins
                                       + 350-500 ps accuracy
                                       -
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          ValStar      VS2000          200 MHZ                                 Microprocessors, RISC circuits, PLDs, FPGAs,
                                       + 200 ps accuracy                       ASICs, core logic and graphic chip sets
                                        384-1024 Pins
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
MIXED-    DUO          DUO             DUO-100 MHz                             Multimedia devices, mass storage, DSPs, ASICs,
SIGNAL                 DUO-SE          DUO-SE-50 MHz                           Datacom and specialty devices, mobile
                       DUO-SX          DUO-SX-200 MHz                          communication devices, complex audio devices
                       DUO-RF          DUO-RF-50-100 MHz
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          Quartet      ONE             512 digital                             Multimedia devices, mass storage, DSPs, ASICs,
                                       200 MHz                                 Datacom and specialty devices, mobile communication
                                       + 175 ps accuracy                       devices, complex audio devices
                                        Analog, Video, Audio, RF
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
MEMORY    KALOS        Kalos           50 MHz                                  Flash memories, EEPROM, EPROM, Microcontrollers and
PRODUCTS                               256 Mb                                  NVM ASICs
                       Kalos xp        + 1ns
                       Personal Kalos
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          BTMA         2001            Benchtop Memory Analysis and            ROM, EEPROM, EPROM, Flash and SRAM
                       2555            Verification Testers
                       2555A
                       Delphi
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          EPRO         142/AX          10 MHz
                                       256 Mb
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          BOST         MemBOST         "Built-Off Self-Test"                   Processors, graphics engines, network controllers,
                                       Embedded memory test                    ASIC's and other multimedia devices
                                       External solution for digital
                                       and mixed signal devices
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
WORKCELL  Triton       Memory          Kalos tester integrated into 8" wafer   ROM, EEPROM, EPROM, and Flash memories
                                       prober, without extending outside the
                                       prober perimeter
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          Matrix Test  Memory          Kalos tester integrated with a FICO     EEPROM, EPROM, Flash memories
                                       strip handler for testing NVM devices
                                       packaged prior to singulation
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
SOFTWARE  TDS tools    Design to Test  Generates tester specific programs      Tools apply to digital logic devices
                                       Verifies timing specification
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          TDX tools    Design to Test  Verifies test vector quality            Tools apply to digital logic devices
                                       Supports design for test strategies
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          HPL          MemBIST         Generates BIST logic, Partitioned       Tools apply to all memory devices
                                       solutions using BIST, ATE and BOST
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          Opmaxx       Design Maxx     Design verification and sensitivity     Tools apply to analog and mixed-signal devices
          Design       FaultMaxx       analysis, design fault coverage, test
          Test         TestMaxx        evaluation and optimization
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          Opmaxx       BISTMaxx        BIST generation for analog and          Tools apply to analog and mixed-signal devices
          Analog                       mixed-signal devices
          BIST
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------

         DIGITAL PRODUCTS

         SC. The model SC 212 was first shipped in 1992 and incorporates one of our proprietary CMOS stabilization methods. This product requires approximately 30 square feet of floor space and 4 kilowatts of power for 304 pins. The SC Micro is a cost-reduced version of the SC 312. This system offers our customers a full capability test system at a price currently below $2,000 per digital pin channel. This per channel price has previously been available only in test systems with reduced functionality-requiring users to compromise the quality of their device testing. The SC Micro retains the customer's test quality while lowering its test costs. In 1997, we expanded the SC series by introducing and shipping the SC 312, which runs at a higher speed (100 MHz) and has improved accuracy over the SC 212. The purchase price of these testers typically ranges from $350,000 to $850,000 depending upon configuration.

         VALSTAR. The VS2000 was introduced in 1997, and we believe it is one of the first systems designed specifically with the desired performance cost structure for volume production of high pin count VLSI devices. This product offers up to 1,024 input/output, or I/O, pins at 200 MHz data rates, and requires less than four square meters of floor space, A fully loaded system consumes only 16 kilowatts of power, which is generally less than many competitive systems, thus lowering operating costs. The purchase price of the VS 2000 typically ranges from $1,000,000 to $3,600,000 depending on configuration.

         MIXED-SIGNAL PRODUCTS

         QUARTET. Quartet is our new high performance mixed-signal product series. The Quartet One was introduced in 1998 and started shipping in early fiscal 1999. Quartet builds on the Duo series by addressing the needs of device manufacturers serving the consumer mixed-signal, or CMS, marketplace. CMS devices combine the power of digital processors with CD quality audio, broadcast video and wireless communications onto a single, cost sensitive SOC. The Quartet One, the first of the Quartet series, addresses all four of these requirements in an integrated, ready for volume production package. With 200 MHz digital, 20 bit audio, 300 MHz video and 6GHz RF, Quartet One is designed to meet the demands of the most complex SOC devices. With typical system prices between $750,000 and $2,000,000 depending on configuration, the Quartet provides a low cost of test required by the CMS market.

         DUO. The Duo series is our solution for high volume mixed-signal testing. With over 450 systems in the field, Duo has become an important component of the testing solution for both integrated device manufacturers and the semiconductor manufacturing service companies. The typical purchase price of the Duo ranges from $600,000 to $1,500,000 depending on configuration.

         MEMORY PRODUCTS

         KALOS. Introduced in November 1997, the Kalos is a highly integrated, parallel system designed to test flash memory. Running at 50 MHz, it provides multi-site testing and is designed to lower the customer's cost of test. The Kalos features a unique tester-on-a-card architecture, which places all test functions for each site on a single card and thus reduces floor space and power consumption while increasing performance. The typical purchase price of the Kalos ranges from $400,000 to $800,000 depending on configuration.

         KALOS XP. Introduced in 1999, the Kalos xp is based upon the Kalos tester. The Kalos xp features a wider, 96 pin test site enabling testing of high pin count NVM and flash memory core microcontroller devices. Kalos xp provides up to eight site-in-parallel test capabilities in a small footprint tester package.

         PERSONAL KALOS. Personal Kalos is a desktop engineering version of the high-throughput Kalos tester. The typical price for a Personal Kalos ranges from $100,000 to $120,000 depending on configuration.

         BTMA. The 2001, 2555 and 2555A are NVM engineering testers focused on the lab environment. Acquired from Heuristics in 1998, the BTMA line is designed to be usable by design engineers and other non-test specialists to debug and characterize NVM designs and yield problems. The BTMA software user interface makes it a platform for this function. The purchase price for these testers typically ranges from $50,000 to $250,000 depending on configuration.

         DELPHI. Introduced in 1999, the Delphi is an updated version of the BTMA 2001 platform that uses a Windows NT-based work station. The purchase price of this tester is typically $50,000 to $70,000 depending on configuration.

         EPRO. Our EPRO memory product line includes the model 142/AX. The model 142/AX was first shipped by EPRO in 1982. The purchase price of these non-volatile memory testers typically ranges from $30,000 to $80,000, depending upon configuration.

         BOST. Built-Off Self-Test, or BOST, technology is a new process in transforming the role of test from an expensive and passive device validation procedure into a series of solutions that can shrink development cycles, reduce costs, meet time-to-market demands and improve die yields. BOST integrates a device specific BIST engine directly into a custom circuit on the load board. Consulting services for BOST memory testing are currently available and pricing is dependent on configuration.

         WORKCELL PRODUCTS

         In 1996, we established the Workcell product group. A Workcell enhances manufacturing productivity by integrating previously distinct equipment into a single, highly efficient tool. In 1997, we debuted our sophisticated Triton series of wafer test systems. Triton Memory--the industry's first suite of Workcell wafer test solutions--features a production worthy wafer prober integrated with a robust NVM ATE test system.

         TRITON MEMORY. Leveraging our tester-on-a-card architecture, Triton Memory tests as many as 16 sites in parallel at speeds of 50 MHz. All functions required to test a Flash memory device appear on one card. An inherently parallel, high-performance system that improves throughput rates, the Triton Memory tests each device asynchronously from one another--while embedded within an 8" wafer prober. The tester is an integral part of the prober's structure, minimizing independent vibrations associated with current interface concepts. The typical price of a Triton memory ranges from $450,000 to $1,300,000 depending on configuration.

         MATRIX TEST(TM). The Matrix Test was introduced in 1999 in conjunction with Amkor Technology and FICO BV. The Matrix Test process is a zero-footprint in-line flash memory test system and it integrates a Kalos non-volatile memory test system with a Fico strip-based test handler to improve the test process. This integrated solution is able to test a strip of flash memory devices without singulating the parts, or separating them from the strip.

         SOFTWARE PRODUCTS

         Our software products provide tools to IC manufacturers to help create detailed tests to ensure product quality and shorten time-to-market.

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

         MEMBIST. MemBIST software generates built-in self-test logic for designs that use embedded memories. The software minimizes the test time and chip area required for self-test logic of embedded memories. Users can also designate varying levels of detail for the diagnostic information to be produced by the BIST logic, from simple pass/fail to topologically correct bitmaps that can be used in failure analysis.

         OPMAXX. The Opmaxx product line provides a set of software tools for testing analog and mixed signal devices, as well as designing them for testability. DesignMaxx provides analog design optimization, verification, and sensitivity analysis. TestMaxx evaluates analog/mixed-signal fault coverage and fault grades test stimulus. TestMaxx evaluates and optimizes analog/mixed-signal tests. BISTMaxx generates built-in self-test for analog/mixed signal device functionality both on-chip and off-chip.

CUSTOMERS, MARKETS AND APPLICATION

         We target digital logic, mixed-signal, non-volatile memory device and system-on-a-chip manufacturers that serve a broad range of growing end-user market segments. Our customers manufacture semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

         In addition to marketing our products to major semiconductor manufacturers, we have developed relationships with numerous assembly and test services companies. Semiconductor manufacturers and fabless semiconductor companies utilize these subcontractors as a means of lowering their fixed production costs, thus minimizing the effects of cyclicality inherent in the semiconductor industry. As a result, these assembly and test services companies have become an increasingly important segment of the ATE market.

         We believe that our success depends in large part upon the success of our major customers. The loss of or any reduction in orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive condition in the semiconductor industry or in other industries that manufacture products utilizing semiconductors has materially adversely affected, and may continue to materially adversely affect our business, financial condition or results of operations. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers as well as upon the financial condition and success of our customers and the general global economy. There can be no assurance that our sales will not decrease in the future or that we will be able to retain existing customers or to attract new ones.

         For information on our geographic data and major customers, see Note 4 to the Consolidated Financial Statements included elsewhere herein. Our international sales are primarily denominated in United States dollars. We anticipate that our international business will continue to account for a significant portion of net sales in the foreseeable future.

         We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 1999, our order backlog for systems, exclusive of orders for spare parts and service and support, was approximately $124.5 million, as compared with $32.3 million as of October 31, 1998.

SALES, SERVICE AND SUPPORT

         We currently market and sell our products in the United States principally through our direct sales organization, with direct sales employees and representatives in over 16 locations. Outside the United States, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 20 countries. Sales through distributors represented approximately 47%, 45% and 36% of net sales during fiscal years 1999, 1998 and 1997, respectively.

         We and our distributors have sales and support centers located in the United States, Europe, Israel, and throughout Asia from which both direct Credence personnel and independent sales and service representatives sell and support the equipment. We believe that field support is critical to our customers. Support encompasses many of the components of the total cost of ownership for ATE. We seek to develop long-term relationships with major
ATE customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers' systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

         In Japan a wholly-owned subsidiary provides sales and service to our customers. In addition, we have a relationship with Innotech Corporation, a distributor of our products in Japan. In 1997, we formed a joint venture with Innotech to engage in the customization and manufacture of ATE products for sale by both companies. In

March 1996, we established a service and support in Korea. We also have a relationship with Itek, Inc., a distributor of our products in Korea.

         Our standard policy is to warrant our new systems against defects in design, materials and workmanship for one year for parts and labor. We offer customers additional support after the warranty period in the form of maintenance contracts for specified time periods. Such contracts include various options such as board replacement, priority response, planned preventive maintenance, scheduled one-on-one training, daily on-site support and monthly system and performance analysis.

RESEARCH AND DEVELOPMENT

         The ATE market is subject to rapid technological change and new product introductions. Our ability to be competitive in this market will depend in significant part upon our ability to successfully develop and introduce new products, enhancements and related software tools on a timely and cost-effective basis. This will enable customers to integrate such products into their operations as they begin volume manufacturing of the next generation of semiconductors.

         We have pursued a technology acquisition strategy to complement our internal research and development efforts, including:

         - in 1988, we completed the acquisition of Axiom Technology Corporation, which added mixed-signal testing capability;

         - in 1989, we completed the acquisition of ASIX Systems Corporation, which added one of our proprietary CMOS stabilization methods;

         - in 1990, we acquired the STS Division of Tektronix Inc., which added a second proprietary CMOS stabilization method;

         -  in 1993, we acquired various patents from Tektronix;

         - in March 1995, we acquired EPRO, which added non-volatile memory testing capability;

         - in July 1997, we acquired specified assets and assumed specified liabilities of Test Systems Strategies, Inc., a wholly owned subsidiary of Summit Design, Inc.;

         - in August 1997, we acquired through Test Systems Strategies fault simulation and test program development products of Zycad;

         - in June 1998, we purchased specified assets from Heuristics which added memory BIST design and test applications capability; and

         - in September 1999, we acquired Opmax through Fluence, which added analog and mixed signal BIST design and test applications capability.

         Each of the stabilization methods acquired by Credence provides a different solution to the tendency of CMOS to experience timing drift as a function of temperature and voltage variation. The first proprietary solution uses a timing phase detection circuit combined with a voltage control mechanism to compensate for thermal, voltage and process drift. The second uses a unique combination of counters and heating circuits to provide stability through thermal means. These methods allow our CMOS-based ICs to achieve the timing repeatability necessary to meet the performance requirements of ATE and to realize the economic and other advantages of CMOS technology over ECL technology. CMOS circuits use less space than those based on ECL as the circuits require less power and can be more closely packed together. In addition to these acquired stabilization methods, we have also developed and continue to develop new and/or improved stabilization techniques for our tester products.

         During 1998, we enhanced our Duo product line with new capabilities including high performance audio testing, testing of analog circuitry for wireless communication applications and embedded memory test capability. These features enable single insertion system-on-a-chip testing capability. These capabilities resulted in the Quartet product line which was introduced in 1999. We will continue to focus research and development efforts on ensuring that its products have the ability to efficiently test state-off-the-art customer devices which combine analog, high speed digital logic, and memory on a single circuit.

         Our ongoing research and development efforts also include focusing on increased cycle speed, accuracy and pin counts of our testers. In addition, we are working on a software development program that is intended to provide for upward compatibility through our products. We will also continue to focus efforts on providing software solutions which allow more rapid, cost-effective development of ATE test programs which reduce time-to-market of customer integrated circuit designs. We currently intend to continue to invest significant resources in the development of new products and enhancements for the foreseeable future.

         Research and development expenses were $38.9 million in 1999, excluding a $0.9 million charge for acquired IPR&D, $47.5 million in fiscal 1998, excluding a $2 million charge for acquired IPR&D, and $37.4 million in fiscal 1997, excluding a $6 million charge for acquired IPR&D.

PROPRIETARY RIGHTS

         We currently hold 52 active United States patents, which expire over time through April 2018. In addition, we currently have 16 foreign patents, which expire over time through September 2011. The two United States patents, acquired from ASIX and Tektronix underlying our proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively.

         In 1993, we granted a license to Tektronix with respect to patents obtained in the acquisition of the STS Division of Textronix, and certain other intellectual property rights, the Tektronix Rights, including a patent covering one of our proprietary CMOS stabilization technologies, that were assigned to us by Tektronix in 1993. Tektronix has a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to the Tektronix Rights. Tektronix may not grant rights under the Tektronix Rights to make, use, sell or otherwise distribute ATE for testing ICs to any entity other than a Tektronix joint venture affiliate and to a successor-in-interest to Tektronix. Tektronix may not grant or assign such rights to any other party that is a Credence competitor. In addition, Tektronix may not knowingly sell components incorporating the Tektronix Rights to any other party. We and Tektronix have granted to each other a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to all improvements, enhancements, modifications or derivative works created before August 1996, or the Improvements, of intellectual property that was licensed or assigned pursuant to a Technology Agreement dated December 31, 1990, as amended on August 12, 1993, including the Tektronix Rights, to make, use and sell ATE for testing ICs. Tektronix's license to the Improvements is subject to the same restrictions as its license to the Tektronix Rights.

         We attempt to protect our intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. There can be no assurance that others will not independently develop equivalent intellectual property or that we can meaningfully protect our intellectual property. There can be no assurance that any patent we own will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending patent applications will be issued. Furthermore, there can be no assurance that others will not develop similar products, duplicate our products or design around the patents owned by us. In addition, litigation has been and may continue to be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For additional information with respect to our intellectual property, review the information set forth under "Risk Factors--If the protection of proprietary rights is inadequate, our business could be harmed" and "--Our business may be harmed if we are found to infringe proprietary rights of others."

MANUFACTURING AND SUPPLIERS

         Our manufacturing objective is to produce ATE that conforms to our customers' requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom integrated circuits. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configuration specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers and that we are in the process of qualifying a second source for some of those components. There can be no assurance that such alternative source will be qualified or available. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See "Risk Factors--There are limitations on our ability to find the supplies and services necessary to run our business."

COMPETITION

         The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from some of our customers. Our competitors in the digital semiconductor testing market include:

         -  Advantest Corporation;

         -  Ando Electric Co. Ltd.;

         -  LTX Corporation;

         -  Schlumberger Ltd.;

         - Agilent Technologies, Inc. (formerly a division of Hewlett-Packard Company); and

         -  Teradyne, Inc.

In the mixed-signal semiconductor testing market our competitors include:

         -  Teradyne;

         -  LTX;

         -  Agilent;

         -  Schlumberger; and

         -  Advantest.

In the non-volatile memory testing market our competitors include:

         -  Teradyne;

         -  Agilent; and

         -  Advantest.


Fluence's principal competitors in the software design to test market are:

         -  Simutest, Inc.;

         -  Integrated Measurement Systems, Inc.; and

         - in-house applications developed by companies in the semiconductor industry.

The competitors in the software design for test and BIST market place include:

         -  Mentor Graphics, Inc.; and

         - LogicVision, Inc. See "Risk Factors--The ATE industry is intensely competitive which can adversely affect our revenue growth."

         The principal elements of competition in our markets and the basis upon which ATE customers select testers include throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership. We believe that we compete favorably with respect to these factors.

EMPLOYEES

         As of October 31, 1999, we had a total of 713 permanent employees and 112 temporary or contract employees. Of this total, 230 are engaged in manufacturing, 197 are in research and development, 60 in applications, 175 in sales, marketing and service, and 101 in general administration. Fluence has 62 employees primarily engaged in the development, sales and marketing of software products. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

                                  RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

                              [GRAPH APPEARS HERE]


                               1997                          1998                          1999
                       Q1    Q2    Q3    Q4          Q1    Q2     Q3     Q4         Q1    Q2    Q3    Q4

Net Sales              40    43    51    69          82    75     37     22         26    38    53    80
Net Income (loss)       1     3    (1)    7           9     9    (34)   (11)        (7)   (9)    3     8


A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for a number of reasons, including:

         - economic conditions in the semiconductor industry in general and capital equipment industry specifically;

         - manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

         - timing of new product announcements and new product releases by us or our competitors;

         - market acceptance of our new products and enhanced versions of existing products;

         - manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

         - write-offs of excess and obsolete inventories and accounts receivable that are not collectible; o supply constraints;

         -  integration into our new facilities in Oregon;

         -  the implementation of our new ERP system;

         - patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

         - changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including customs ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

         -  expenses associated with acquisitions and alliances;

         - operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

         - the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, product discounts;

         - natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities; and

         -  ability to hire and retain employees in a competitive market.

         We presently intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

         - manufacturing inefficiencies; o pricing concessions by us and our competitors and pricing by our suppliers;

         -  hardware and software product sales mix;

         -  inventory write-downs;

         -  production volumes;

         -  new product introductions;

         -  product reliability;

         -  absorption levels and the rate of capacity utilization;

         -  customization and reconfiguration of systems;

         -  international and domestic sales mix and field service margins; and

         -  facility relocations and consolidations.

         New and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. Although we have recorded and continue to record provisions for estimated sales returns, accounts receivable that might not be collectible, and product warranty costs, we cannot be certain that our estimates will be adequate.

         We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. These other expenditures include:

         -  research and development;

         -  distribution channels;

         -  marketing and other expenses for new products;

         -  capital equipment purchases and world-wide training; and

         -  customer support and service.

         As a result, we cannot be certain that we will be profitable or that we will not again sustain losses in the future.

WE HAVE A LIMITED BACKLOG AND OBTAIN MOST OF OUR NET SALES FROM A RELATIVELY FEW NUMBER OF SYSTEM SALES TRANSACTIONS WHICH CAN RESULT IN FLUCTUATIONS OF QUARTERLY RESULTS

         Other than some memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $350,000 to $3.6 million. This has and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from even one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Consequently, our quarterly net sales and operating results have in the past and will in the future depend upon our obtaining orders for systems to be shipped in the same quarter that the order is received.


         We believe that some of our customers may from time to time, place orders with us for more systems than they will ultimately accept or for a more rapid delivery than they will ultimately require. For this reason, our backlog may include customer orders in excess of those actually delivered to them or other customers.

         Furthermore, we generally ship products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many of our testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next. Furthermore, as we and our competitors announce new products and technologies, customers may defer or cancel purchases of our existing systems. We cannot forecast the impact of these and other factors on our sales and operating results.

THE SEMICONDUCTOR INDUSTRY HAS BEEN CYCLICAL

         Our business and results of operations depend largely upon the capital expenditures of manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors. This includes manufacturers and contractors that are opening new or expanding existing fabrication facilities or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including the systems we manufacture and market. We believe that the markets for newer generations of semiconductors will also be subject to similar fluctuations.

         We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, the Asian financial crisis contributed to widespread uncertainty and, in part, a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE which we sell. This industry slowdown had and may in the future have a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not continue to be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

WE HAVE OVER THE LAST SEVERAL YEARS EXPERIENCED SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND INCREASED THE SCALE OF OPERATIONS

         In fiscal 1999, we generated revenue of $26.5 million in the first quarter and $80.2 million in the fourth quarter, an increase of 203%. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73%. Since 1993, except for cost-cutting efforts during fiscal 1998 and most of 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the new facilities in Oregon, a new ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are placing a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our new ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

WE ARE EXPANDING AND INTEND TO CONTINUE THE EXPANSION OF OUR PRODUCT LINES

          We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 1999, we launched three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required to service and support these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new hardware and software product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

THERE ARE LIMITATIONS ON OUR ABILITY TO FIND THE SUPPLIES AND SERVICES NECESSARY TO RUN OUR BUSINESS

         We obtain certain components, subassemblies and services necessary for the manufacture of our testers from a limited group of suppliers. We do not maintain long-term supply agreements with most of our vendors and we purchase most of our components and subassemblies through individual purchase orders. The manufacture of certain of our components and subassemblies is an extremely complex process. We also rely on outside vendors to manufacture certain components and subassemblies and to provide certain services. We have recently experienced and continue to experience significant reliability, quality and timeliness problems with several critical components including certain custom integrated circuits. In addition, we and certain of our subcontractors are experiencing significant shortages and delays in delivery of various components and subassemblies. We cannot be certain that these or other problems will not continue to occur in the future with our suppliers or outside subcontractors. Our reliance on a limited group of suppliers and on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies have delayed and could continue to delay shipments of our systems and new products and could continue to have a material adverse effect on our business. Our continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could also have a material adverse effect on our business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and have and could continue to allow competitors to penetrate our customer accounts. We cannot be certain that our internal manufacturing capacity or that of our suppliers and subcontractors will be sufficient to meet customer requirements.

THE ATE INDUSTRY IS INTENSELY COMPETITIVE WHICH CAN ADVERSELY AFFECT OUR REVENUE GROWTH

         With the substantial investment required to develop test application software and interfaces, we believe that once a semiconductor manufacturer has selected a particular ATE vendor's tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. Our inability to penetrate any large ATE customer or achieve significant sales to any ATE customer could have a material adverse effect on our business, financial condition or results of operations.

         We face substantial competition from ATE manufacturers throughout the world, as well as several of our customers. We do not currently compete in the testing of microprocessors, linear ICs or DRAMs. Moreover, approximately two-thirds of our net sales in fiscal 1998 and 1999 were derived from sales of mixed-signal testers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have recently introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

         Moreover, our business, financial condition or results of operations could continue to be materially adversely affected by increased competitive pressure and continued intense price-based competition. We have experienced and continue to experience significant price competition in the sale of our testers. In addition, pricing pressures typically become more intense at the end of a product's life cycle and as competitors introduce more technologically advanced products. We believe that, to be competitive, we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide. We cannot be certain that we will be able to compete successfully in the future.

THE ATE MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE

         Our ability to compete in this market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. We are therefore required to enhance the performance and other capabilities of our existing systems and software products and related software tools. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

         -  product selection;

         -  timely and efficient completion of product design;

         -  implementation of manufacturing and assembly processes;

         -  successful coding and debugging of software;

         -  product performance;

         -  reliability in the field; and

         -  effective sales and marketing.

         Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. In addition, if we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. Any unanticipated decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

SIGNIFICANT DELAYS CAN OCCUR BETWEEN THE TIME WE INTRODUCE A SYSTEM AND THE TIME WE ARE ABLE TO PRODUCE THAT SYSTEM IN VOLUME

          We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. We have experienced significant delays in the introduction of our VS2000 and Kalos series testers as well as certain enhancements to our existing testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. We have incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a semiconductor manufacturer could make it substantially more difficult for us to sell testers to that manufacturer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO DELIVER CUSTOM HARDWARE OPTIONS AND SOFTWARE APPLICATIONS TO SATISFY SPECIFIC CUSTOMER NEEDS IN A TIMELY MANNER

          We must develop and deliver customized hardware and software to meet our customers' specific test requirements. We must be able to manufacture these systems on a timely basis. Our test equipment may fail to meet our customers' technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to meet such hardware and software requirements could impact our ability to recognize revenue on the related equipment. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years.

WE RELY ON SPIROX CORPORATION FOR A SIGNIFICANT PORTION OF OUR REVENUES AND THE TERMINATION OF THIS DISTRIBUTION RELATIONSHIP WOULD ADVERSELY AFFECT OUR BUSINESS

         One distributor, Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for 39%, 34% and 30% of our net sales in fiscal 1999, 1998, and 1997, respectively. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten customers have recently accounted for at least a majority of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox or any other significant customer, including losses, the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

         -  our ability to obtain orders from existing and new customers;

         - our ability to manufacture systems on a timely and cost-effective basis;

         - our ability to complete the development of our new hardware and software products;

         -  our customers' financial condition and success;

         -  general economic conditions; and

         - our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

OUR LONG AND VARIABLE SALES CYCLE DEPENDS UPON FACTORS OUTSIDE OF OUR CONTROL AND COULD CAUSE US TO EXPEND SIGNIFICANT TIME AND RESOURCES PRIOR TO EARNING ASSOCIATED REVENUES

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

IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS, AND THE ANTICIPATED BENEFITS OF THE ACQUISITIONS MAY NEVER BE REALIZED

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

         In addition, acquisitions involve numerous other risks, including:

         - difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

         - diversion of our management's attention from other business concerns;

         - risks of entering markets in which we have no or limited experience; and

         -  the potential loss of key employees of the acquired companies.

For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY EFFECT OUR REPORTED RESULTS OF OPERATIONS

         We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, in-process research and development charges, employee stock purchase plans and stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on our reported financial results or on the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS

       Our future operating results depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for personnel is intense, and we cannot ensure success in attracting or retaining personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

WE HAVE A NEW EXECUTIVE MANAGEMENT TEAM AND IF THEY ARE UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS MAY BE HARMED

         In July 1999, we announced the appointment of Dr. Graham J. Siddall as our new President and Chief Executive Officer. Dr. Siddall joined Credence from KLA-Tencor where he was Executive Vice President of the Wafer Inspection Group. We have experienced several other transitions in executive management in recent years. In conjunction with the departure in December 1998 of our former Chairman and Chief Executive Officer, our Board of Directors appointed David A. Ranhoff, Executive Vice President, and Dennis P. Wolf, Executive Vice President, Chief Financial Officer and Secretary, jointly to the office of the President. The Board also named a new Chairman, Dr. William Howard, Jr., and began a search for a new chief executive officer which culminated in the appointment of Dr. Siddall. These transitions have placed significant demands on our operational, administrative and financial staff and we anticipate that these demands will not decline in the near term. We cannot be certain that such transitions will not have a material adverse effect on our business, financial condition and results of operations, or the way we are perceived by the market or on the price of our common stock.

OUR INTERNATIONAL BUSINESS EXPOSES US TO ADDITIONAL RISKS

         International sales accounted for approximately 64%, 69% and 70% of our total net sales for the fiscal years 1999, 1998 and 1997, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

         -  changes in regulatory requirements;

         -  tariffs and other barriers;

         -  political and economic instability;

         -  an outbreak of hostilities;

         -  integration of foreign operations of acquired businesses;

         -  foreign currency exchange rate fluctuations;

         - difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

         -  potentially adverse tax consequences; and

         -  the possibility of difficulty in accounts receivable collection.

         We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 55%, 60% and 66% of our total net sales in the fiscal years 1999, 1998 and 1997, and thus, demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The recent Asian financial crisis contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations.

         In addition, one of our major customers, Spirox Corporation, is a Taiwanese distributor. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on the Company's business, financial condition or results of operations.

IF THE PROTECTION OF PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS COULD BE HARMED

         We attempt to protect our intellectual property rights through patents, copyrights, trademarks, maintenance of trade secrets and other measures, including entering into confidentiality agreements. However, we cannot be certain that others will not independently develop substantially equivalent intellectual property or that we can meaningfully protect our intellectual property. Nor can we be certain that our patents will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted thereunder will provide us with competitive advantages, or that any of our pending or future patent applications will be issued with claims of the scope we seek, if at all. Furthermore, we cannot be certain that others will not develop similar products, duplicate our products or design around our patents, or that foreign intellectual property laws, or agreements into which we have entered will protect our intellectual property rights. Inability or failure to protect our intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations. We have been involved in extensive, expensive and time-consuming reviews of, and litigation concerning, patent infringement claims.

OUR BUSINESS MAY BE HARMED IF WE ARE FOUND TO INFRINGE PROPRIETARY RIGHTS OF OTHERS

          We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that one of our products is infringing a patent held by inTEST. We may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

         Some of our customers have received notices from Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We have been notified by customers that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson's patents, and that if it is determined that the customers infringe Mr. Lemelson's patents, that customer intends to seek indemnification from us for damages and other related expenses.

         We cannot be certain of success in defending current or future patent infringement claims or claims for indemnification resulting from infringement claims. Our business, financial condition and results of operations could be materially adversely affected if we must pay damages to a third party or suffer an injunction or if we expend significant amounts in defending any such action, regardless of the outcome. With respect to any claims, we may seek to obtain a license under the third party's intellectual property rights. We cannot be certain, however, that the third party will grant us a license on reasonable terms or at all. We could decide, in the alternative, to continue litigating such claims. Litigation has been and could continue to be extremely expensive and time consuming, and could materially adversely affect our business, financial condition or results of operations, regardless of the outcome.

OUR HIGH CAPITAL EXPENDITURES MAY REQUIRE US TO OBTAIN ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE ON TERMS SATISFACTORY TO US

         Developing and manufacturing new ATE systems and enhancements is highly capital intensive. In order to be competitive, we must make significant investments in, among other things:

         -  capital equipment;

         -  expansion of operations;

         -  systems;

         -  procedures and controls;

         -  research and development and worldwide training; and

         -  customer service and support.

         We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes, we currently have outstanding $96.6 million of these notes which resulted in a ratio of long-term debt to total capitalization at October 31, 1999 of approximately 35%. As a result, our principal and interest obligations are substantial. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted. We may exchange notes for shares of our common stock or may refinance, exchange or redeem the notes, which may also dilute stockholders and may make it difficult for us to obtain additional future financing, if needed.

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

A VARIETY OF FACTORS MAY CAUSE THE PRICE OF OUR STOCK TO BE VOLATILE

         In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1998, the price of our common stock ranged from a high of $35.25 to a low of $9.31. In fiscal 1999, the price of our common stock ranged from a high of $49.88 to a low of $14.38. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

         We believe that fluctuations of our stock price may be caused by a variety of factors, including:

         -  announcements of developments related to our business;

         -  fluctuations in our financial results;

         - general conditions or developments in the semiconductor and capital equipment industry and the general economy;

         -  sales or purchases of our common stock in the marketplace;

         - announcements of our technological innovations or new products or enhancements or those of our competitors;

         -  developments in patents or other intellectual property rights;

         -  developments in our relationships with customers and suppliers; or

         - a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

         Provisions of our amended and restated certificate of incorporation, shareholders rights plan, equity incentive plans, bylaws and of Delaware law may discourage transactions involving a change in corporate control. In addition to the foregoing, our classified board of directors, the stockholdings of our officers, directors and persons or entities that may be deemed affiliates, the adoption of our shareholder rights plan and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party to acquire us and may adversely affect the voting and other rights of holders of our common stock.

ITEM 2.     PROPERTIES

       We maintain our corporate headquarters in Fremont, California. This leased facility, comprised of three buildings totalling 142,000 square feet, contains corporate administration, sales, marketing, applications, engineering, local customer support and memory products manufacturing. Approximately 26,000 square feet of one of the buildings has been subleased until February 2005 when the lease on this facility expires. Our digital and mixed signal manufacturing facilities, as well as additional marketing, applications, engineering and customer support functions, are located in a 180,000 square foot facility, comprised of two buildings in Hillsboro, Oregon. The lease covering this facility expires in March 2014. Our software business is primarily located in a 22,000 square foot facility in Beaverton, Oregon. The lease on this building expires in August 2002. We maintain various remote sales and service offices in the United States.

ITEM 3.     LEGAL PROCEEDINGS

         In July 1998, we received a written allegation from in TEST Corporation that we were infringing on a patent held by in TEST. In addition to direct costs and diversion of resources which may result, we may be obligated to indemnify third parties for costs related to this allegation. We are involved in various other claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the us, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None

                      EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and key employees of the Company and their ages and positions as of January 15, 2000, are as follows:

         NAME            AGE   POSITION

Dr. William Howard, Jr..  58   Chairman
Dr. Graham J. Siddall...  53   President and Chief Executive Officer*
David A. Ranhoff........  44   Executive Vice President, Chief Operating
                               Officer*
Dennis P. Wolf..........  47   Executive Vice President, Chief Financial Officer
                               and Secretary*
George W. DeGeer........  53   Senior Vice President, Consumer Mixed Signal
                               Business Line
Gary Smith..............  53   Vice President, Low Cost Performance Business
                               Line
Paul Sakamoto...........  45   Vice President, Memory Products Business Line
John DiGirolamo.........  58   CEO and President of Fluence Technology, Inc.
Debbie Moberly..........  45   Vice President, Operations
Bart Freedman...........  42   Vice President, Worldwide Field Operations
Robert E. Huston........  58   Vice President, Test Technology
Dave O'Brien............  43   Senior Vice President, Chief Information Officer
John R. Detwiler........  39   Vice President, Corporate Controller

---------------
* Executive Officer

         DR. WILLIAM HOWARD, JR., has served as a Director of the Company since February 1995 and as Chairman since December 1998. His current term as Director ends in 2001. Dr. Howard has been a self-employed consultant for various semiconductor and microelectronics companies since December 1990.
From October 1987 to December 1990, Dr. Howard was a senior fellow at the National Academy of Engineering conducting studies of technology management. Dr. Howard held various management positions at Motorola, Inc. between 1969 and 1987, most recently as Senior Vice President and Director of Research and Development. Dr. Howard serves on the boards of directors of BEI Electronics, Inc., Ramtron International, Inc. and Xilinx, Inc., as well as several private companies.

          DR. GRAHAM J. SIDDALL has served as the President, Chief Executive Officer and as a Director of the Company since July 1999. His current term as a Director ends in 2002. Dr. Siddall joined Credence from KLA-Tencor where he had been Executive Vice President of the Wafer Inspection Group from May 1997 to May 1999. From December 1995 until May 1997, he served as Executive Vice President and chief operating officer of Tencor Instruments, Inc. Previously Dr. Siddall served as Senior Vice President for the Tencor Wafer Inspection Division from November 1994 to December 1995. He joined Tencor as a vice president in 1988. Prior to joining Tencor, Dr. Siddall served in a number of key roles at GCA Corporation, Hewlett Packard Laboratories and Rank Taylor Hobson.

         DAVID A. RANHOFF has served as Executive Vice President and Chief Operating Officer since November 1999. Mr. Ranhoff was Executive Vice President, Sales and Marketing from January 1997 to November 1999, and along with Mr. Wolf, was named to the Office of the President from December 1998 until July 1999. Mr. Ranhoff served as Senior Vice President Sales and Marketing from July 1996 to January 1997, as Senior Vice President, Sales, Marketing and Service from July 1995 to June 1996, as Senior Vice President, Sales and Service from August 1993 to July 1995 and as Vice President, Sales from January 1993 to August 1993. He served as Vice President, European Operations from July 1990 to December 1992. From March 1988 to June 1990, Mr. Ranhoff served as Managing Director of European Operations of the Company and as National Sales Manager from July 1985 to March 1988. Prior to joining the Company, Mr. Ranhoff served for eight years in various sales and management positions for GenRad, Inc.

         DENNIS P. WOLF has served as Executive Vice President, Chief Financial Officer and Secretary, since he joined Credence in March of 1998 and, along with Mr. Ranhoff, was named to the Office of the President from December 1998 until July 1999. Prior to joining Credence, Mr. Wolf was the acting Co-Chief Executive Officer from April 1997 to September 1997 and the Senior Vice President and Chief Financial Officer from January 1997 to March 1998 at Centigram Communications Corporation. Prior to joining Centigram, from October 1995 to January 1997 Mr. Wolf was Vice President and Chief Financial Officer of Pyramid Technology and served as Vice President and Chief Financial Officer of Dynacraft, a National Semiconductor Company, from October 1993 to October 1995. Additionally, he had held various executive and managerial positions at Apple Computer from 1989 to 1993.

         GEORGE W. DEGEER has served as Senior Vice President, of the Consumer Mixed Signal Business Line since December 1998. Prior to that Mr. DeGeer was Senior Vice President, Operations since August, 1996, as Senior Vice President, Manufacturing, from January 1995 to August, 1996, as Vice President, Manufacturing from October 1993 to January 1995, as Director of Manufacturing, from July 1992 to October 1993, and as Vista Manufacturing Manager from January 1991 to July 1992. Prior to joining the Company, Mr. DeGeer held various manufacturing management positions at Tektronix for more than twenty years.

         GARY SMITH has served as Vice President, of the Low Cost Performance Business Line since December 1998. Prior to that Mr. Smith was Marketing Director for the ValStar and SC Series products from February 1996 to December 1998. Prior to joining Credence, from September 1985 to February 1996 Mr. Smith has held various senior management positions in sales, marketing, and operations at Schlumberger Technologies, Inc. Mr. Smith possesses over 30 years of experience in engineering, and management in high technology industries.

         PAUL SAKAMOTO has served as Vice President, of the Memory Products Business Line since November 1998. Prior to this position, Mr. Sakamoto served as the Vice President of the North American Sales organization from February 1997 to November 1998. He was Vice President of the Customer Marketing function and Vice President of Digital Product Marketing between February 1995 and February 1997. Prior to joining Credence, Mr. Sakamoto held various sales and engineering positions including Vice President of Sales at Micro Component Technology, Director of Sales Development at Megatest Corporation and six years of experience at Intel Corporation. Mr. Sakamoto has over 22 years of experience in the semi-conductor and semiconductor equipment industry.

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

         DEBRA MOBERLY has served as Vice President, Operations since December 1998. Prior to that Ms. Moberly was Vice President, Manufacturing from February 1996 to December 1998, as Director, Marketing Operations from December 1994 to February 1996, and Director, Materials from May 1993 to December 1994. Ms. Moberly joined the Company in January 1991 as Manufacturing Manager, joining the Company from Tektronix where she held various positions of increasing responsibility in the manufacturing function for more than seventeen years.

         ROBERT E. HUSTON has served as Vice President, Test Technology since August 1992. From February 1983 to August 1992 Mr. Huston was a co-founder and fellow of Trilium Corporation and was the architect of the Micromaster series of test systems. Mr. Huston was a fellow at LTX from August 1988 to August 1992, developing high frequency test strategies. He served in various senior engineering positions beginning in 1967 at Fairchild working with a team to develop the LSI test system.

         BART FREEDMAN has served as our Vice President, Worldwide Field Operations since January 2000. From October 1996 to January 2000, he was our Vice President of Asian Operations. From 1994 to 1996, Mr. Freedman served as Vice President of North American Sales for Schlumberger. From 1985 to 1994, Mr. Freedman held a variety of senior level positions at Tektronix, Inc., including U.S. Regional Sales Manager for the Semiconductor Test Systems Division that we bought in December 1990. From 1980 through 1985, Mr. Freedman was a design engineer and applications manager for Teradyne, Inc.

         DAVID O'BRIEN has served as Senior Vice President, Chief Information Officer since February 1999. Prior to that Mr. O'Brien was Senior Vice President, Information Technology from February 1999 to July 1995. Mr. O'Brien served as Senior Vice President, Marketing, from May 1994 to July 1995, as Senior Vice President, Engineering from August 1993 to May 1994 and as Vice President, Engineering from July 1992 to August 1993. Mr. O'Brien served as Vice President, Beaverton Business Unit from October 1991 to July 1992; Vice President, Marketing-Vista from August 1991 to September 1991; Vice President Software Products from October 1990 to July 1991; Vice President, Engineering from July 1987 to September 1990; Director of Engineering, from October 1986 to June 1987; and Software Engineering Manager of the Company from January 1983 to September 1986.

         JOHN R. DETWILER has served as Vice President, Corporate Controller since April 1999. Mr. Detwiler joined Credence from Silicon Wireless, Ltd., a start-up in the wireless infrastructure products business, where he was the Vice President of Finance from April 1998 to March 1999. From August 1992 to March 1998, Mr. Detwiler was at Madge Networks N.V., a developer and manufacturer of LAN and WAN equipment, where he was the Senior Director of Finance. Prior to Madge, Mr. Detwiler held positions of increasing responsibility in the audit and consulting practices of Price Waterhouse LLP in Denver, Saudi Arabia and London. Mr. Detwiler serves on the board of directors of Credence Capital Remarketing Corporation.

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

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

         The Company's common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low stock prices for the last two fiscal years were:


                                       1999                                              1998
                        ----------------------------------------   ----------------------------------------------
QUARTER ENDED                  HIGH             LOW                      HIGH                     LOW
-------------------     ---------------   ----------------------   ----------------------   ---------------------

January 31..............    $29.88             $14.38                    $35.25                   $18.13
April 30................     30.88              17.88                     34.00                    24.87
July 31.................     41.50              24.13                     28.50                    16.87
October 31..............     49.88              36.88                     20.56                     9.31

         There were approximately 216 stockholders of record at December 10, 1999. To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future and, under its current credit agreements, such payment would require prior bank approval.

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


                                                                            YEAR ENDED OCTOBER 31,

                                                --------------------------------------------------------------------------------
(in thousands, except per share amounts)            1999             1998            1997             1996            1995
                                                ---------------  --------------  --------------  ---------------  --------------
Consolidated Statement of Operations Data:
Net sales.......................................      $197,183        $216,803        $204,092         $238,788        $176,805
Operating income (loss).........................        (4,013)        (42,572)         15,063           54,334          43,817
Income (loss) before taxes......................        (3,752)        (41,270)         18,230           58,267          46,649
Net income (loss) before extraordinary items....        (2,455)        (26,282)         10,693           37,703          30,354
Net income (loss)...............................          (809)        (26,282)         10,693           37,703          30,354
Net income (loss) per basic share...............       $ (0.04)        $ (1.22)        $  0.49          $  1.75         $  1.50
Net income (loss) per diluted share.............       $ (0.04)        $ (1.22)        $  0.47          $  1.72         $  1.45

Consolidated Balance Sheet Data:
Working capital.................................      $166,727        $184,606        $250,336         $144,623        $126,395
Total assets....................................       340,420         306,189         358,141          233,042         186,593
Long-term debt..................................        96,610         115,000         115,000               --              --
Retained earnings...............................        57,348          58,157          94,722           84,029          46,326
Stockholders' equity............................       181,408         150,017         204,911          189,782         150,286

QUARTERLY 1999


                                                                                         1999 Quarter Ended
                                                                   ---------------------------------------------------------------
(in thousands, except per share amounts)                             January 31,      April 30,      July 31,       October 31,
                                                                   ----------------  ------------  -------------  ----------------
(UNAUDITED)
Net sales..........................................................       $ 26,490       $38,100        $52,378           $80,215
Gross margin.......................................................         11,214        19,099         27,552            44,113
Operating income (loss)............................................        (10,020)      (10,150)         3,737            12,420
Income (loss) before taxes.........................................        (10,321)       (9,910)         3,731            12,748
Net income (loss) before extraordinary items.......................         (6,554)       (6,331)         2,364             8,066
Net income (loss)..................................................         (6,554)       (5,173)         2,852             8,066
Net income (loss) per basic share before extraordinary items.......        $ (0.32)       $(0.30)        $ 0.11            $ 0.37
Net income (loss) per basic share .................................        $ (0.32)       $(0.25)        $ 0.13            $ 0.37
Net income (loss) per diluted share before extraordinary items.....        $ (0.32)       $(0.30)        $ 0.11            $ 0.35
Net income (loss) per diluted share................................        $ (0.32)       $(0.25)        $ 0.13            $ 0.35

QUARTERLY 1998

                                                                                       1998 Quarter Ended
                                                                   --------------------------------------------------------------
(in thousands, except per share amounts)                            January 31,      April 30,       July 31,       October 31,

                                                                   ---------------  ------------  ---------------  --------------
(UNAUDITED)

Net sales..........................................................       $82,375      $ 74,660         $ 37,322         $22,446
Gross margin.......................................................        46,937        42,996             (531)          2,045
Operating income (loss)............................................        13,138        12,832          (49,311)        (19,231)
Income before taxes................................................        14,096        13,032          (49,318)        (19,080)
Net income (loss)..................................................         9,191         8,787          (33,586)        (10,674)
Net income (loss) per basic share..................................        $ 0.42        $ 0.41          $ (1.55)        $ (0.51)
Net income (loss) per diluted share................................        $ 0.41        $ 0.40          $ (1.55)        $ (0.51)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Risk Factors" and elsewhere herein.


         Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, inventory obsolescence, patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Annual Report on Form 10-K will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled "Risk Factors" included elsewhere herein.


RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:


                                                         FISCAL YEARS ENDED OCTOBER 31,
                                                     ----------------------------------------
                                                        1999           1998          1997
                                                     -----------    -----------   -----------
Net sales.......................................            100%           100%         100%
Cost of goods sold--on net sales.................            48             45           44
Cost of goods sold--special charges..............            --             13           --
                                                     -----------    -----------   -----------
  Gross margin..................................             52             42           56
                                                     -----------    -----------   -----------
Operating expenses:
  Research and development......................             20             22           18
  Selling, general and administrative...........             30             30           27
  In-process research and development...........             --              1            3
  Special charges...............................              4              9           --
                                                     -----------    -----------   -----------
       Total operating expenses.................             54             62           48
                                                     -----------    -----------   -----------
Operating income (loss).........................            (2)%          (20)%           8%
                                                     ===========    ===========   ===========

         1999 VS 1998

         NET SALES. Net sales consist of revenues from the sale of systems, upgrades, spare parts, maintenance contracts and software. Net sales declined 9% to $197.2 million in fiscal 1999 from $216.8 million in fiscal 1998. Our net sales increased from $26.5 million in the first quarter of fiscal 1999 to $80.2 million for the fourth quarter of fiscal 1999. This was in sharp contrast to 1998 when our net sales decreased from $82.4 million in the first quarter of fiscal 1998 to $22.4 million for the fourth quarter of fiscal 1998. During fiscal 1999, our net sales improved each sequential quarter because of three principal factors:

         -  a significant increase in the worldwide demand for semiconductor
            ATE;

         - improved business and economic conditions in Asia and particularly in Taiwan; and

         - the launch of three major products: the Valstar high-performance digital tester, the Quartet high-performance mixed signal tester and the Kalos memory tester.

         These factors resulted in our experiencing increasing net sales activity through fiscal 1999. The improved worldwide demand for semiconductor ATE has led to customers purchasing for increased capacity and the launch of our new products has led to some customers purchasing products with new features or capabilities.

         International net sales accounted for approximately 64% and 69% of total net sales in fiscal 1999 and 1998, respectively. Our net sales to the Asia Pacific region accounted for approximately 55% and 60% of total net sales in fiscal 1999 and 1998, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur or worsen, which could materially adversely affect demand for our products.

         Our net sales by product line in fiscal 1999 and 1998 consisted of:

                                          1999         1998
                                       ------------ -----------
                                       ------------ -----------
Mixed-Signal...........................         65%        66 %
Logic..................................         16         18
Memory.................................          7          4
Service and software...................         12         12
                                       ------------ -----------
Total..................................        100%       100 %
                                       ============ ===========

         The increase in the memory percentage and the high percentage of net sales attributable to mixed-signal products is principally derived from the sales of the new Kalos and Quartet products. Revenues from software were not material to our operations in fiscal 1999 and 1998, representing less than 4% of our net sales in each period.

         GROSS MARGIN. Our gross margin as a percentage of net sales increased to 51.7% in fiscal 1999 from 42.2% in fiscal 1998. The increase in 1999 was due primarily to relatively low gross margins in 1998 attributable to the special charges taken in that year. We recorded special charges to cost of goods sold in 1998 totaling $28.4 million, consisting primarily of write-offs for excess or obsolete inventory, as more fully described below. Additionally, gross margins were negatively impacted due to lower average selling prices caused by increased competition in the markets the Company serves and due to inefficiencies caused by the lower manufacturing volumes.

         RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of net sales were 19.7% and 21.9%, in fiscal 1999 and 1998, respectively. R&D expenses declined in absolute dollars to $38.9 million in fiscal 1999 from $47.5 million in fiscal 1998, reflecting lower investments in the development of new products, and enhancements of existing product lines. We restructured our business in the third and fourth quarters of fiscal 1998 in response to a major downturn in the business at that time. As a result of that industry downturn, we downsized our operations including reduced headcount, reduced and delayed projects including facility expansions and certain research and development projects. We currently intend to continue to invest significant resources in the development of new products and enhancements for the foreseeable future and would expect R&D expenses to be higher in absolute dollars in fiscal 2000 than those recorded in fiscal 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses decreased to $58.7 million in fiscal 1999 from $64.2 million in fiscal 1998, a decrease of 8.6%. The decrease in absolute dollars in fiscal 1999 resulted primarily from our downsizing which occurred in the latter half of fiscal 1998. We restructured our business in the third and fourth quarters of fiscal 1998 in response to a major downturn in the business at that time. As a result of that industry downturn, we downsized our operations including reduced headcount, reduced and delayed projects including facility expansions. During early fiscal 1999, we undertook a project to replace a majority of our financial, manufacturing, distribution, planning and control systems with the R/3 system from SAP America, Inc. This system became operational in June 1999. In September 1999, we relocated our Oregon operations to a newly constructed facility in Hillsboro, Oregon. Because of these and other investments, we anticipate that SG&A expenses will be higher in absolute dollars in fiscal 2000 than those recorded in fiscal 1999.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In September 1999, we purchased Opmaxx, Inc. for $8.0 million in cash and the assumption of liabilities and the conversion of employee stock options worth $0.6 million. Additionally, we agreed to make payments to the common shareholders of Opmaxx in an amount equal to 10% of the net receipts from sales of the Opmaxx products from September 1999 through December 31, 2003. In connection with this acquisition, we recognized $0.9 million of acquired in-process research and development, or IPR&D. The remaining $7.7 million has been capitalized, of which $7.5 million is for purchased technology and other intangible assets which will be amortized ratably over their estimated useful lives, ranging from two to five years. Opmaxx is being integrated with our subsidiary, Fluence Technology, Inc.

         Our management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. Our review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to us in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated after-tax cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

         The IPR&D acquired from Opmaxx consists of products and projects related to analog and mixed-signal self test. These products and projects are aimed at the development of design verification and sensitivity analysis, design fault coverage, test evaluation and optimization. We estimated that approximately 55% of the research and development effort, based on time spent and complexity, had been completed at the date of the acquisition. The significant work remaining to complete the current versions of the products was estimated to take approximately 8 engineering person years, at a cost of approximately $1 million and be completed by the end of fiscal 2000.

         SPECIAL CHARGES. In the second quarter of fiscal 1999, we recorded special charges totaling $6.2 million, of which $0.3 million was for employee severance and $5.9 million was for abandoned facilities. These charges were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries at that time as well as the decision to relocate our Oregon operations from a facility in Beaverton to a newly constructed facility in Hillsboro, Oregon.

         In the fourth quarter of fiscal 1999, we recorded special charges totaling $1.3 million. This charge included expenses related to the Opmaxx acquisition of $0.6 million as well as the $0.7 million write-down of certain intangible assets from another acquisition in the integration of Opmaxx with Fluence.

         EXTRAORDINARY GAIN--EXTINGUISHMENT OF DEBT. In fiscal 1999, we recorded a pre-tax extraordinary gain of $2.6 million for the retirement of $18.4 million of our convertible subordinated notes in exchange for 603,000 shares of our common stock held in treasury.

         INTEREST INCOME. We generated interest income of $6.6 million and $8.5 million in fiscal 1999 and 1998, respectively. The decrease was due to lower average cash and investment balances in 1999 as compared to 1998. These lower average balances were the result of our net losses in fiscal 1998 as well as $32.8 million dispersed for the repurchase of our common stock during 1998.

         INTEREST AND OTHER EXPENSES. Interest and other expenses decreased to $6.4 million in fiscal 1999 from $7.2 million in fiscal 1998, primarily due to lower interest expense on a lower outstanding balance of our convertible subordinated notes.

         INCOME TAX. Our effective tax benefit rate was 36% for fiscal 1999 and 1998. The tax benefit rate for both years was less than the combined federal and state statutory rate primarily due to non-deductible in-process research and development expenses.

         Realization of the net deferred tax assets is dependent on our ability to generate approximately $40,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. A valuation allowance was established in both fiscal 1999 and 1998 to offset a portion of the deferred tax assets attributable to the in-process research and development. Due to the period over which these tax benefits will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

         1998 VS 1997

         NET SALES. Net sales increased 6% to $216.8 million in fiscal 1998 from $204.1 million in fiscal 1997; however our net sales decreased from $82.4 million in the first quarter of fiscal 1998 to $22.4 million for the fourth quarter of fiscal 1998. The year-over-year increase over 1997 was driven primarily by increased worldwide demand for semiconductor ATE, including our products, during the end of calendar 1997 and including the first quarter of our fiscal 1998. This was followed by a very significant decline in worldwide demand for semiconductor ATE, which led to a material decline in net sales of our products in the last three quarters of fiscal 1998. During fiscal 1998, our net sales were also materially adversely affected by our inability to complete three major product introductions, consisting of the ValStar high-performance digital tester, the Quartet high-performance mixed-signal tester and the Kalos memory tester. We believe that our existing completed products were being primarily purchased when our customers required increased capacity and that these three newer products, once completed, will be primarily purchased by customers seeking increased functionality instead of or in addition to increased capacity. We believe we will be unable to achieve a significant increase in our net sales until either increased demand for semiconductors causes an increase in capacity buys or until we complete our major product introductions and can generate increased functionality buys with our newer products.

         International net sales accounted for approximately 69% and 70% of total net sales in fiscal 1998 and 1997, respectively. Our net sales to the Asia Pacific region accounted for approximately 60% and 66% of total net sales in fiscal 1998 and 1997, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may continue or worsen, which could continue to materially adversely affect demand for our products.

         GROSS MARGIN. Our gross margin as a percentage of net sales decreased to 42.2% in fiscal 1998 from 55.9% in fiscal 1997. The decrease was due primarily to special charges taken in fiscal 1998 as a result of a significant decrease in net sales in the last three quarters of fiscal 1998. We recorded special charges to cost of goods sold in 1998 totaling $28.4 million, consisting primarily of write-offs for excess or obsolete inventory, as more fully described below. Additionally, gross margins were negatively impacted due to lower average selling prices caused by increased competition in the markets we serve and due to inefficiencies caused by the lower manufacturing volumes.

         RESEARCH AND DEVELOPMENT. R&D expenses as a percentage of net sales were 21.9% and 18.3%, in fiscal 1998 and 1997, respectively. R&D expenses increased to $47.5 million in fiscal 1998 from $37.4 million in fiscal 1997, reflecting continued investments in the development of new products, as well as enhancements of existing product lines.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $64.2 million in fiscal 1998 from $55.7 million in fiscal 1997, an increase of 15.3%. The increase in fiscal 1998 resulted primarily from marketing costs associated with new product introductions and higher operating expenses associated with acquisitions made during 1998 and the last half of fiscal 1997, partially offset by decreases in expenditures in the latter three quarters of fiscal 1998 as we responded to the general downturn in the semiconductor industry. During this period of depressed revenues, we undertook a project to replace a majority of our financial, manufacturing, distribution, planning and control systems with the R/3 system from SAP America, Inc. This system became operational in June 1999.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In June 1998, the Company purchased from Heuristics Physics Laboratories, Inc. certain assets and assumed certain liabilities relating to their memory self test business for $8.0 million in cash and the assumption of $0.2 million in liabilities. Additionally, the Company agreed to make payments to the shareholder representatives of Heuristics in an amount equal to 10% of our net sales of products derived from the assets acquired from Heuristics' design for test division for a period of two years following the acquisition. The amounts paid in 1999 under this arrangement were insignificant. In connection with the Heuristics acquisition, we recognized $2.0 million of acquired in-process research and development. The remaining $6.2 million has been capitalized, of which $5.3 million is for purchased technology and other intangible assets which will be amortized ratably over their estimated useful lives of five years.

         Our management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine our state of development and related fair value. Our review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to us in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated after-tax cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

         The Heuristics acquired IPR&D consists of projects related to memory self test. These projects are aimed at the development of products that can perform self testing of on-chip memories, self testing of off-chip memories, automated memory test vector generation, built-in memory repair analysis and built-in automated memory circuit repair. The Company estimated that approximately 50% of the research and development effort, based on complexity, had been completed at the date of the acquisition. As of October 31, 1999, the Company has introduced memory BOST products and has largely completed development of a memory BIST software product. The Company recorded a $0.7 million write-down of the intangible assets acquired from Heuristics in conjunction with the integration of Opmaxx with Fluence in September 1999. This asset write-down was made based on an assessment of the current market potential for these products. There can be no assurance that these projects or products will achieve technological feasibility or that the Company will be able to successfully market these products.

         During fiscal 1997, the Company expensed $6.0 million of IPR&D resulting from the acquisition of certain assets of Summit Design, Inc. and Summit's wholly owned subsidiary, Test Systems Strategies, Inc. The IPR&D associated with the Test Systems Strategies acquisition related to the development of Standard Tester Interface Language, or STIL, tools. The STIL development project is an ongoing program that will provide a foundation for and be integrated into most of the Fluence software products. We believe the life of this program will continue into the foreseeable future.

         SPECIAL CHARGES. In the third and fourth quarters of fiscal 1998, we recorded special charges totaling $48.7 million, of which $28.4 million was classified as cost of goods sold and the balance was classified as operating expenses. These charges were recorded as a result of our response to a major downturn in the current and forecasted business outlook for the ATE and related semiconductor and semiconductor equipment industries which took place during the period. As a result of this industry downturn, we have downsized our operations including reducing headcount, reducing the volume of products being produced and canceling and delaying various projects, including facilities expansions and certain research and development projects. The impact of this downturn and these decisions is that significant amounts of our inventories, receivables, fixed assets, prepaid expenses, investments and purchased technologies have been impaired and certain liabilities have been incurred. As a result, we have written down the related assets to their net realizable values and made provision for the estimated liabilities.

         Of the $48.7 million in charges, approximately $28.4 million was charged as cost of goods sold, of which approximately $26.7 million was related to write-down of excess or obsolete inventories. The elements of the charges during fiscal 1998 are as follows (in thousands):

Write-down of inventories to net realizable value
    (including expected losses on supplier commitments)............... $26,678
Write-down of excess fixed assets to fair value.......................   7,272
Write-down of purchased technology and investments to fair value......   5,118
Write-off of prepaid and other current assets.........................   2,444
Excess facility costs.................................................   2,641
Provision for uncollectible receivables...............................   3,389
Employee termination benefits and accrued liabilities.................   1,196
                                                                      ----------
                                                                       $48,738
                                                                      ==========

         At October 31, 1998, approximately $4.8 million in accrued liabilities related to special charges remained on our balance sheet, primarily the accrued loss on supplier commitments of $2.4 million and approximately $1.9 million for rent on excess facilities. The cash expenditures associated with these obligations will occur primarily in fiscal 1999. Cash expenditures associated with the special charges during fiscal 1998 were approximately $700,000, relating primarily to excess facilities and to severance costs.

         INTEREST INCOME. We generated interest income of $8.5 million and $4.8 million in fiscal 1998 and 1997, respectively. The increase was due to interest earned on significantly higher average cash and investments balances provided by the receipt of proceeds from the convertible subordinated notes issued in late fiscal 1997.

         INTEREST AND OTHER EXPENSES. Interest and other expenses increased to $7.2 million in fiscal 1998 from $1.6 million in fiscal 1997, primarily due to the interest expense on our convertible subordinated notes.

         INCOME TAX. Our effective tax benefit rate for fiscal 1998 was 36%, and the effective tax rate for fiscal 1997 was 41%. The effective tax benefit rate in 1998 was reduced, and the effective tax rate in 1997 was increased by non-deductible in-process research and development expenses.

YEAR 2000 READINESS

         The Year 2000 issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to the complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world.

Because of this interdependence, the failure of one system may lead to the failure of many other systems, even though the other systems are themselves Year 2000 compliant.

         Our Board of Directors has reviewed the Year 2000 issue generally and as it may affect our business activity. We implemented a Year 2000 plan which is designed to cover all of our activities. The plan will be modified as circumstances change and is monitored by our Board of Directors.

         The impact of Year 2000 issues on our business will depend not only on corrective actions that we have taken and will continue to take, but also on the way Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide us with services or data or receive services or data from us, or whose financial condition or operational capability is important to us. To reduce this exposure, we have an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 issues and results. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. Notwithstanding our efforts, we cannot be certain that we, mission-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

         Although it is difficult for us to estimate the total costs of implementing the plan, our current estimate is that such costs have been approximately $1.9 million through October 1999 and will be approximately $200,000 additionally thereafter. However, although we believe that our estimates are reasonable, we cannot be certain, for the reasons stated in the next paragraph, that the actual costs of implementing the plan will not differ materially from the estimated costs. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. We do not believe that the redeployment of existing staff will have a material adverse effect on our business, results of operations or financial position. Nor do we expect incremental expenses related to the Year 2000 project to materially impact operating results in any one period.

         Although we are not aware of any material operational issues associated with the Year 2000, we cannot ensure that we will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by our failure to adequately prepare for the results of such errors or defects, including the costs of related litigation, if any. The impact of such consequences could have a material adverse effect on our business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 1999, net cash provided by operating activities was $22.0 million. This cash flow from operating activities was primarily attributable to net income before depreciation and amortization, extraordinary gain and special charges of $27.7 million, income tax refunds of $20.0 million, offset by cash used for net changes in the remaining operating assets and liabilities, particularly accounts receivable.

         Net cash used in investing activities during fiscal 1999 was $30.5 million. This cash was primarily used for net purchases of property and equipment of $18.0 million, $7.6 million was used to purchase other assets including Opmaxx, Inc. and $6.6 million was used to purchase available-for-sale securities.

         Net cash provided by financing activities in fiscal 1999 of $12.6 million was primarily due to the issuance of common stock and treasury stock in accordance with our employee stock option and stock purchase plans. We also recorded non-cash transactions during the year for the exchange of 603,000 shares of our common stock held in treasury for an aggregate of $18.4 million of its convertible subordinated notes. These transactions resulted in an extraordinary gain of $1.6 million, net of tax of $0.9 million, as well as an increase in paid-in capital of $15.4 million.

         As of October 31, 1999, our principal sources of liquidity consisted of $141.9 million in cash, cash equivalents, and available-for-sale securities, compared with $133.9 million at October 31, 1998. We have $20.0 million available under its unsecured bank line of credit expiring in July 2000. At October 31, 1999, there were no amounts outstanding under these agreements. Borrowings are subject to our compliance with financial and other covenants. We have outstanding long term debt of $96.6 million consisting of convertible subordinated notes due in September 2002. Additionally, as of October 31, 1999, we have operating leases for facilities and test and other equipment totaling approximately $35.8 million due through 2014. We expect that our existing cash, cash equivalents and available-for-sale investment balances, together with our current line of credit, net proceeds for a public offering of our common stock in February 2000 and anticipated cash flow from operations will satisfy its financing requirements for at least the next 12 months.

         We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have introduced and plan to continue to introduce, investments in inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories subject us to increased risks, and could continue to materially adversely affect our business, financial condition and results of operations. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such changes could materially adversely affect our business, financial condition and results of operations.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations (in thousands, except percentages).


                                1998          1999            2000            2001            2002           2003        THEREAFTER
                             -------------  ------------  --------------  --------------  ------------  ------------  --------------
Cash equivalents
     Fixed rate..............     $42,379       $52,104              --              --            --            --              --
     Average rate............        5.04%         4.84 %            --              --            --            --              --
Restricted cash

     Fixed rate..............     $ 2,400            --              --              --            --            --              --
     Average rate............        4.11%           --              --              --            --            --              --
Short term investments

     Fixed rate..............     $62,777        $1,191         $38,583              --            --            --              --
     Average rate............        5.74%         8.11%           6.14%             --            --            --              --
Long term investments

     Fixed rate..............     $20,357            --          $3,957         $24,435        $9,517        $3,035          $9,061
     Average rate............        5.81%           --            5.24%           6.07%         6.31%         5.61%           6.76%
                             -------------  ------------  --------------  --------------  ------------  ------------  --------------
Total investment securities      $127,913       $53,295         $42,540         $24,435        $9,517        $3,035          $9,061
Average rate.................        6.76%         4.91%           6.05%           6.07%         6.31%         5.61%           6.76%

Long term debt...............    $115,000            --              --              --       $96,610            --              --
Fixed rate...................
Average rate.................        5.25%           --              --              --          5.25%           --              --

         We mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

         We have no cash flow exposure due to rate changes for our $96.6 million convertible subordinated notes. We have a $20.0 million line of credit under which we can borrow either at the bank's prime rate or as a function of the LIBOR rate. As of October 31, 1999, we had no borrowings under our line of credit.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the years ended October 31, 1999, 1998 and 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             PAGE
                                                                                                             ----
Report of Ernst & Young LLP, Independent Auditors.......................................................      35
Consolidated Balance Sheets--October 31, 1999 and 1998 .................................................      36
Consolidated Statements of Operations--Years Ended October 31, 1999, 1998 and 1997......................      37
Consolidated Statements of Stockholders' Equity--Years Ended October 31, 1999, 1998 and 1997............      38
Consolidated Statements of Cash Flows--Years Ended October 31, 1999, 1998 and 1997......................      39
Notes to Consolidated Financial Statements..............................................................      40

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CREDENCE SYSTEMS CORPORATION

         We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ ERNST & YOUNG LLP





San Jose, California
November 24, 1999

                          CREDENCE SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     OCTOBER 31,
                                                                          -------------------------------
ASSETS                                                                         1999            1998
                                                                          ---------------  --------------
Current assets:
      Cash and cash equivalents.........................................         $52,104        $48,391
      Restricted cash...................................................              --          2,400
      Short-term investments............................................          39,774         62,777
      Accounts receivable, net of allowance for doubtful accounts of $3,216 and $5,409 in 1999 and 1998, respectively.............
      Inventories.......................................................          41,218         37,406
      Deferred income taxes.............................................          13,687         16,609
      Prepaid expenses and other current assets.........................           9,424         24,067
                                                                          ---------------  --------------
            Total current assets........................................         227,713        225,551
Long-term investments...................................................          50,005         20,357
Property and equipment, net.............................................          43,063         41,764
Other assets, net of accumulated amortization of $4,677 and $10,102 in
   1999 and 1998, respectively..........................................
                                                                                  19,639         18,517
                                                                          ---------------  --------------
            Total assets.................................................       $340,420       $306,189
                                                                          ===============  ==============

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable....................................................       $23,611        $ 8,090
      Accrued expenses and other liabilities..............................        31,163         26,978
      Income taxes payable................................................         6,212          5,877
                                                                           ---------------  --------------
            Total current liabilities.....................................        60,986         40,945

Convertible subordinated notes.............................................       96,610        115,000
Other liabilities..........................................................        1,134             --
Minority interest..........................................................          282            227
Commitments and contingencies
Stockholders' equity:
      Preferred stock:
            Authorized shares--1,000 ($0.001 par value); no shares issued..           --             --
      Common stock:
            Authorized shares--40,000 ($0.001 par value) issued and
            outstanding shares--22,517 in 1999 and 21,723 in 1998..........           22             21
            Additional paid-in capital.....................................      135,221        112,059
            Treasury stock, at cost, 702 shares in 1999 and 1,332 shares in
              1998.........................................................      (10,522)       (19,979)
      Accumulated other comprehensive loss.................................         (661)          (241)
      Retained earnings....................................................       57,348         58,157
                                                                            ---------------  --------------
            Total stockholders' equity.....................................      181,408        150,017
                                                                            ---------------  --------------
            Total liabilities and stockholders' equity.....................     $340,420       $306,189
                                                                            ===============  ==============

                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            YEAR ENDED OCTOBER 31,
                                                                ------------------------------------------------
                                                                    1999             1998             1997
                                                                --------------  ----------------  --------------
Net sales:
         Systems and upgrades................................         $172,584         $187,887        $186,264
         Service, spare parts and software...................           24,599           28,916          17,828
                                                                --------------  ----------------  --------------
               Total net sales...............................          197,183          216,803         204,092
Cost of goods sold--on net sales.............................           95,205           97,004          89,956
Cost of goods sold--special charges..........................               --           28,352              --
                                                                --------------  ----------------  --------------
Gross margin.................................................          101,978           91,447         114,136
Operating expenses:
         Research and development............................           38,908           47,484          37,350
         Selling, general and administrative.................           58,660           64,151          55,701
         In-process research and development.................              858            1,998           6,022
         Special charges.....................................            7,565           20,386              --
                                                                --------------  ----------------  --------------
         Total operating expenses............................          105,991          134,019          99,073
                                                                --------------  ----------------  --------------
Operating income (loss)......................................           (4,013)         (42,572)         15,063

Interest income..............................................            6,631            8,497           4,769
Interest and other (expenses), net...........................           (6,370)          (7,195)         (1,602)
                                                                --------------  ----------------  --------------
Income (loss) before income tax provision (benefit) .........           (3,752)         (41,270)         18,230
Income tax provision (benefit)...............................           (1,372)         (14,785)          7,531
                                                                --------------  ----------------  --------------
Income (loss) before minority interest.......................           (2,380)         (26,485)         10,699
Minority interest (benefit)..................................               75             (203)              6
Net income (loss) before extraordinary items.................       $   (2,455)       $ (26,282)       $ 10,693
Gain on extinguishment of debt, net of $926 taxes............            1,646               --              --
                                                                --------------  ----------------  --------------
Net income (loss)............................................       $     (809)       $ (26,282)       $ 10,693
                                                                ==============  ================  ==============

Net income (loss) per share
          Basic before extraordinary item....................      $     (0.12)         $ (1.22)         $ 0.49
          Basic extraordinary item...........................      $      0.08               --              --
                                                                --------------  ----------------  --------------
          Basic .............................................      $     (0.04)         $ (1.22)         $ 0.49
                                                                ==============  ================  ==============

          Diluted before extraordinary item..................      $     (0.12)         $ (1.22)         $ 0.47
          Diluted extraordinary item.........................      $      0.08               --              --
                                                                --------------  ----------------  --------------
          Diluted............................................      $     (0.04)         $ (1.22)         $ 0.47
                                                                ==============  ================  ==============

Number of shares used in computing per share amounts
          Basic..............................................           21,088           21,533          21,865
                                                                ==============  ================  ==============
          Diluted............................................           21,088           21,533          22,512
                                                                ==============  ================  ==============

                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                             COMMON STOCK             ADDITIONAL          TREASURY STOCK
                                        ------------------------       PAID-IN       ------------------------
                                           SHARES        AMOUNT        CAPITAL          SHARES       AMOUNT
                                        -----------   ----------     ------------    -----------   ------------
Balance at October 31, 1996 ........        21,643      $    22        $ 105,731           --             --
Issuance of common stock under
      stock option plans ...........           226           --            1,971           --             --
Issuance of common stock under
      employee purchase plan .......           112           --            1,564           --             --
Income tax benefit from stock plans           --             --              901           --             --
Net income .........................          --             --             --             --             --
                                         ---------      ---------      ---------      ---------      ---------
Balance at October 31, 1997 ........        21,981      $      22      $ 110,167           --             --
                                         ---------      ---------      ---------      ---------      ---------
Issuance of common stock under
      stock option plans ...........           141           --            1,260           --             --
Issuance of common stock under
  employee purchase plan ...........           101           --            2,172           --             --
Retirement of common stock .........          (500             (1)       (2,512)           --             --
Purchase of treasury shares ........          --             --             --          (1,332)        (19,979)
Income tax benefit from stock plans           --             --              972           --             --
Net loss ...........................          --             --             --             --             --
Currency translation adjustment ....          --             --             --             --             --
                                         ---------      ---------      ---------      ---------      ---------
Comprehensive income (loss) ........          --             --             --             --             --
                                         ---------      ---------      ---------      ---------      ---------
Balance at October 31, 1998 ........        21,723      $      21      $ 112,059         (1,332)     $ (19,979)
                                         ---------      ---------      ---------      ---------      ---------
Issuance of common stock under
      stock option plans ...........           692              1         10,659              4             61
Issuance of common stock under
      employee purchase plan .......           102           --            1,561             23            347
Exchange of treasury shares for
      convertible notes ............          --             --            6,383            603          9,049
Income tax benefit from stock plans           --             --            4,559           --             --
Net loss ...........................          --             --             --             --             --
Unrealized loss on securities ......          --             --             --             --             --
Currency translation adjustment ....          --               97             97
                                         ---------      ---------      ---------      ---------      ---------
Comprehensive income (loss) ........          --             --             --             --             --
                                         ---------      ---------      ---------      ---------      ---------
Balance at October 31, 1999 ........        22,517      $      22      $ 135,221           (702)     $ (10,522)
                                         =========      =========      =========      =========      =========


                                                     ACCUMULATED
                                                        OTHER             TOTAL
                                          RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                          EARNINGS       LOSS            EQUITY
                                        ---------- --------------- -------------------

Balance at October 31, 1996 ........     $  84,029           --        $ 189,782
Issuance of common stock under
      stock option plans ...........          --             --            1,971
Issuance of common stock under
      employee purchase plan .......          --             --            1,564
Income tax benefit from stock plans           --             --              901
Net income .........................        10,693           --           10,693
                                         ---------      ---------      ---------
Balance at October 31, 1997 ........     $  94,722           --        $ 204,911
                                         ---------      ---------      ---------
Issuance of common stock under
      stock option plans ...........          --             --            1,260
Issuance of common stock under
  employee purchase plan ...........          --                           2,172
Retirement of common stock .........       (10,283)          --          (12,796)
Purchase of treasury shares ........          --             --          (19,979)
Income tax benefit from stock plans           --             --              972
Net loss ...........................       (26,282)          --          (26,282)
Currency translation adjustment ....          --             (241)          (241)
                                         ---------      ---------      ---------
Comprehensive income (loss) ........          --             --          (26,523)
                                         ---------      ---------      ---------
Balance at October 31, 1998 ........     $  58,157      $    (241)     $ 150,017
                                         ---------      ---------      ---------
Issuance of common stock under
      stock option plans ...........          --             --           10,721
Issuance of common stock under
      employee purchase plan .......          --             --            1,908
Exchange of treasury shares for
      convertible notes ............          --             --           15,432
Income tax benefit from stock plans           --             --            4,559
Net loss ...........................          (809)          --             (809)
Unrealized loss on securities ......          --             (517)          (517)
Currency translation adjustment ....                           97             97
                                         ---------      ---------      ---------
Comprehensive income (loss) ........          --             --           (1,229)
                                         ---------      ---------      ---------
Balance at October 31, 1999 ........     $  57,348      $    (661)     $ 181,408
                                         =========      =========      =========


                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               YEAR ENDED OCTOBER 31,
                                                                                   ------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                       1999             1998             1997
                                                                                   --------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)...........................................................         $ (809)         $(26,282)        $10,693
     Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization............................................         22,693            21,146          13,984
        Acquired in-process research and development and special charges.........          8,423            50,736              --
        Gain from extinguishment of debt ........................................         (2,572)               --              --
        Loss (gain) on disposal of property and equipment........................            328               (38)            430
        Deferred income taxes....................................................          1,169           (10,504)         (3,432)
        Minority interest........................................................             75              (203)              6
        Changes in operating assets and liabilities
            Restricted cash......................................................          2,400             7,602         (10,002)
            Accounts receivable..................................................        (37,605)           17,955          (6,221)
            Inventories..........................................................         (8,654)          (31,094)        (16,440)
            Prepaid expenses and other current assets............................         14,643           (19,363)         (4,242)
            Accounts payable.....................................................         14,521            (5,292)           (660)
            Accrued expenses and other liabilities...............................          2,522             2,995           2,517
            Income taxes payable.................................................          4,894             2,565           3,654
                                                                                   --------------  ----------------  --------------
                  Net cash provided by (used in) operating activities............         22,028            10,223          (9,713)
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of available-for-sale securities..................................        (94,307)         (152,808)        (68,983)
     Maturities of available-for-sale securities.................................         26,394            90,548          56,663
     Sales of available-for-sale securities......................................         61,268            22,700          10,673
     Other liabilities...........................................................          1,295                --              --
     Acquisition of property and equipment.......................................        (17,952)          (11,268)        (16,223)
     Acquisition of other assets.................................................         (7,615)          (15,022)         (9,201)
     Proceeds from sale of property and equipment................................            414               829           2,007
                                                                                   --------------  ----------------  --------------
                  Net cash used in investing activities..........................        (30,503)          (65,021)        (25,064)
CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of common stock....................................................         12,629             3,191           3,477
     Repurchase of common stock..................................................             --           (32,775)             --
     Issuance of 5 1/4% convertible subordinated notes...........................             --                --         115,000
     Other.......................................................................           (441)               12             412
                                                                                   --------------  ----------------  --------------
                  Net cash provided by (used in) financing activities............         12,188           (29,572)        118,889
                                                                                   --------------  ----------------  --------------
Net increase (decrease) in cash and cash equivalents.............................          3,713           (84,370)         84,112
Cash and cash equivalents at beginning of the period.............................         48,391           132,761          48,649
                                                                                   --------------  ----------------  --------------
Cash and cash equivalents at end of the period...................................       $ 52,104           $48,391        $132,761
                                                                                   ==============  ================  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid...............................................................       $  5,554           $ 6,121         $     1
     Income taxes paid (refunded)................................................       $(20,010)          $11,746         $ 7,443
NONCASH INVESTING ACTIVITIES:

     Income tax benefit from stock option exercises..............................       $  4,559           $   972         $   901
     Paid-in capital increase--treasury stock for convertible notes..............       $ 15,432                --               --
     Exchange of convertible notes for treasury stock, net of discount...........       $ 18,004                --               --
     Net transfers of inventory to property and equipment........................       $  4,842           $ 9,135         $10,036

                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Credence Systems Corporation ("Credence" or the "Company") was incorporated under the laws of the State of California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of automatic test equipment used in the production of semiconductors. As a result of acquisitions made in fiscal years 1997 through 1999, Credence is also involved in the design, development, sale and service of software enabling the development of customer test programs used by automatic test equipment. The Company has a subsidiary in Japan engaged in sales, marketing and service of the Company's products and a subsidiary in Korea engaged in service of the Company's products. Also, the Company has a joint venture with Innotech Corporation in Japan engaged in the customization, development and manufacture of product for sale by both companies. The joint venture is 50.1% owned by the Company and is consolidated in the financial statements. The operations of and net investment in foreign subsidiaries are not material.

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

         Management classifies investments as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. At October 31, 1999 and 1998, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

         The fair market value of cash equivalents, restricted cash and short-term and long-term investments is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):


                                                                             OCTOBER 31,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  -------------    ------------
          Money market.............................................     $20,179         $11,799
          Commercial paper.........................................       1,147          28,304
          Municipal bonds..........................................       2,079              --
          Corporate bonds..........................................      22,030           2,061
          Obligations of U.S. Government agencies..................       2,454             215
                                                                  -------------    ------------
          Cash equivalents.........................................      47,889          42,379
          Cash.....................................................       4,215           6,012
                                                                  -------------    ------------
           Cash and cash equivalents...............................     $52,104         $48,391
                                                                  =============    ============

         The short-term investments mature in less than one year. All long-term investments have maturities of one to five years. At October 31, 1999 and 1998, these investments are classified as available-for-sale and are categorized as follows (in thousands):

                                                                                OCTOBER 31,
                                                                      -----------------------------
                                                                          1999              1998
                                                                      -------------     ------------
          Commercial paper and medium term notes....................      $      --          $28,048
          Treasury notes and obligations of U.S. Government
            agencies ..............................................           8,401            8,542
          Asset backed securities...................................         30,684           13,332
          Auction rate preferred securities.........................             --            2,060
          Certificates of deposits..................................             --            1,999
          Corporate bonds...........................................         50,694           18,345
          Municipal bonds ..........................................             --           10,808
                                                                      -------------     ------------
                                                                      -------------     ------------
                                                                            $89,779          $83,134
                                                                      =============     ============

RESTRICTED CASH

         Restricted cash at October 31, 1998 represented cash in escrow related to commitments by the Company under an agreement with Summit Design, Inc. to purchase product licenses.

INVENTORIES

         Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):


                                                                                    OCTOBER 31,
                                                                          ------------------------------
                                                                             1999             1998
                                                                          -------------    -------------
           Raw materials...............................................         $13,772         $9,860
           Work-in-process.............................................          21,281         21,609
           Finished goods..............................................           6,165          5,937
                                                                          -------------    -------------
                                                                                $41,218        $37,406
                                                                          =============    =============

PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following (in thousands):


                                                                                  OCTOBER 31,
                                                                          ------------------------------
                                                                              1999             1998
                                                                          -------------    -------------
           Prepaid and refundable income taxes..........................        $6,404          $18,682
           Prepaid expenses and other...................................         3,020            5,385
                                                                          -------------    -------------
                                                                                $9,424          $24,067
                                                                          =============    =============

PROPERTY AND EQUIPMENT AND OTHER ASSETS

         Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives of three to five years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Property and equipment consist of the following (in thousands):


                                                                                        OCTOBER 31,
                                                                               ------------------------------
                                                                                   1999             1998
                                                                               -------------    -------------
           Machinery and equipment...........................................      $ 48,902            $43,013
           Software..........................................................        15,948             10,223
           Leasehold improvements............................................        12,375             11,798
           Furniture and fixtures............................................         5,885              4,840
           Spare parts.......................................................        17,682             18,390
                                                                               -------------    -------------
                                                                                    100,792             88,264
           Less accumulated depreciation and amortization....................        57,729             46,500
                                                                               -------------    -------------
           Net property and equipment........................................      $ 43,063            $41,764
                                                                               =============    =============

         Other assets consist primarily of purchased technologies, other intangible assets and related rights which are amortized using the straight-line method over the assets' estimated useful lives of three to five years. Accumulated amortization associated with intangible assets is approximately $4,677,000 and $10,102,000 at October 31, 1999 and 1998, respectively.

ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following (in thousands):


                                                                                        OCTOBER 31,
                                                                               ------------------------------
                                                                                   1999             1998
                                                                               -------------    -------------
           Accrued payroll and related liabilities..............................   $  8,338         $  6,767
           Accrued warranty.....................................................      7,327            3,874
           Accrued distributor commissions......................................      2,785            1,706
           Deferred revenue.....................................................      3,351            3,065
           Accrued loss on supplier commitments.................................          --           2,400
           Customer deposit ....................................................      3,269                --
           Other accrued liabilities............................................      6,093            9,166
                                                                               -------------    -------------
                                                                                    $31,163          $26,978
                                                                               =============    =============

NET INCOME (LOSS) PER SHARE

         The Company computes earnings per share in accordance with SFAS No.
128. Accordingly, basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company's convertible subordinated notes are not dilutive-potential common shares and, accordingly, were excluded from the calculation of diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                                                 1999              1998               1997
                                                                            ---------------   ----------------    -------------
Numerator:
    Numerator for basic and diluted net income (loss) per share--net
        income (loss)....................................................          $ (809)          $(26,282)         $10,693
                                                                            ===============   ================    =============
Denominator:
Denominator for basic net income (loss) per share--weighted-average
   shares................................................................          21,088             21,533           21,865
Effect of dilutive securities--employee stock options....................              --                 --              647
                                                                            ---------------   ----------------    -------------
Denominator for diluted net income (loss) per share--adjusted
   weighted-average shares and assumed exercises.........................          21,088             21,533           22,512
                                                                            ===============   ================    =============

    Basic net income (loss) per share....................................          $(0.04)           $ (1.22)           $0.49
    Diluted net income (loss) per share..................................          $(0.04)           $ (1.22)          $ 0.47

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 -- ACQUISITIONS

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

         The IPR&D associated with the TSSI acquisition related to the development of a standard tester interface language ("STIL"). The STIL development project is an ongoing program that will provide a foundation for and be integrated into most of the Fluence software products. The Company believes the life of this program will continue into the foreseeable future.

         In June 1998, the Company purchased from Heuristics Physics Laboratories, Inc. ("HPL") certain assets and assumed certain liabilities relating to its memory self test business for $8.0 million in cash and the assumption of $0.2 million in liabilities. Additionally, the Company agreed to make payments to the shareholder representatives of HPL in an amount equal to 10% of the Company's net sales of products derived from the assets acquired from HPL's design for test division for a period of two years following the acquisition. The amounts paid in 1999 under this arrangement were insignificant. In connection with the HPL acquisition, the Company recognized $2.0 million of acquired IPR&D. The remaining $6.2 million has been capitalized, of which $5.3 million is for purchased technology and other intangible assets which will be amortized ratably over their estimated useful lives of five years.

         The HPL acquired IPR&D consists of projects related to memory self test. These projects are aimed at the development of products that can perform self testing of on-chip memories, self testing of off-chip memories, automated memory test vector generation, built-in memory repair analysis and built-in automated memory circuit repair. The Company estimated that approximately 50% of the research and development effort, based on complexity, had been completed at the date of the acquisition. As of October 31, 1999 the Company has introduced memory BOST products and has largely completed development of a memory BIST software product. The Company recorded a $0.7 million write-down of the intangible assets acquired from HPL in conjunction with the integration of Opmaxx with Fluence in September 1999. This asset write-down was made based on an assessment of the current market potential for these products.

         In September 1999, the Company purchased Opmaxx, Inc. for $8.0 million in cash and the assumption of liabilities and the conversion of employee stock options of approximately $0.6 million. Additionally, the Company agreed to make payments to the common shareholders of Opmaxx in an amount equal to 10% of the net receipts from sales of the Opmaxx products from September 1999 through December 31, 2003. These payments, if any, will be an adjustment to the acquired goodwill and be amortized over a five year period. In connection with this acquisition, the Company recognized $0.9 million of acquired in-process research and development ("IPR&D"). The remaining $7.7 million has been capitalized, of which $7.5 million is for purchased technology and other intangible assets which will be amortized ratably over their estimated useful lives, ranging from two to five years. Opmaxx is being integrated with the Company's subsidiary, Fluence Technology, Inc.

         The IPR&D acquired from Opmaxx consists of products and projects related to analog and mixed signal self test. These products and projects are aimed at the development of design verification and sensitivity analysis, design fault coverage, test evaluation and optimization. The Company estimated that approximately 55% of the research and development effort, based on time spent and complexity, had been completed at the date of the acquisition. The significant work remaining to complete the current versions of the products was estimated to take approximately 8 engineering person years, at a cost of approximately $1 million and be completed by the end of fiscal 2000.

         There can be no assurance that the in-process projects acquired, as noted above, will achieve technological feasibility or that the Company will be able to successfully market products based on such technology. Should these in-process projects fail, the value of the Company's investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market self test products could have a material adverse affect on the Company's business, financial condition or results of operations.

NOTE 3 -- SPECIAL CHARGES

         In the second quarter of fiscal 1999, the Company recorded special charges totaling $6.2 million, of which $0.3 million was for employee severance and $5.9 million was for abandoned facilities. These charges were recorded as a result of the Company's response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries at that time as well as the decision to relocate the Company's Oregon operations from a facility in Beaverton to a newly constructed facility in Hillsboro, Oregon. At October 31, 1999, approximately $1.7 million of this charge remained accrued on the balance sheet with approximately $1.2 million scheduled to be paid in January 2000.

     In the fourth quarter of fiscal 1999, the Company recorded special charges totaling $1.3 million. This charge included expenses related to the Opmaxx acquisition of $0.6 million as well as the $0.7 million write-down of certain intangible assets from another acquisition in the integration of Opmaxx with the Company's subsidiary Fluence Technology, Inc.

         In the third and fourth quarters of fiscal 1998, the Company recorded special charges totaling $48.7 million, of which $28.4 million were classified as cost of goods sold and the balance was classified as operating expenses. These charges are the result of the Company's response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries which took place during the period. As a result of this industry downturn, the Company downsized its operations, including reducing headcount, reducing the volume of products being produced and canceling and delaying various projects, including facilities expansions and certain research and development projects. The impact of this downturn and these decisions was that significant amounts of the Company's inventories, receivables, fixed assets, prepaid expenses, investments and purchased technologies were impaired and certain liabilities had been incurred. As a result, the Company wrote down the related assets to their net realizable values and made provision for the estimated liabilities.

         Of the $48.7 million in charges, approximately $28.4 million was charged as cost of goods sold, of which approximately $26.7 million was related to write-down of excess or obsolete inventories. The elements of the charges during fiscal 1998 are as follows (in thousands):


Write-down of inventories to net realizable value
   (including expected losses on supplier commitments)..........................      $26,678
Write-down of excess fixed assets to fair value.................................        7,272
Write-down of purchased technology and investments to fair value................        5,118
Write-off of prepaid and other current assets...................................        2,444
Excess facility costs...........................................................        2,641
Provision for uncollectible receivables.........................................        3,389
Employee termination benefits and accrued liabilities...........................        1,196
                                                                                 ---------------
                                                                                      $48,738
                                                                                 ===============


         At October 31, 1998, approximately $4.8 million in accrued liabilities related to special charges remained on the Company's balance sheet, primarily the accrued loss on supplier commitments of $2.4 million and approximately $1.9 million for rent on excess facilities. The cash expenditures associated with these obligations were made in fiscal 1999 and no further accruals remain at October 31, 1999. Cash expenditures associated with the special charges during fiscal 1998 were approximately $700,000, relating primarily to excess facilities and to severance costs.

NOTE 4 -- INDUSTRY SEGMENTS AND CONCENTRATION OF RISKS

CREDIT RISK, PRODUCT LINE AND SEGMENT/GEOGRAPHIC DATA

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments and trade receivables. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the balance sheet. See Note 1 for a description of these investment assets at October 31, 1999 and 1998.

         The Company and its subsidiaries operate in two industry segments: the design, development, manufacture, sale and service of ATE used in the production of semiconductors; and, as a result of acquisitions made in fiscal 1999 and 1998, the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from software were not material to the Company's operations in fiscal 1999 and 1998, representing less than 4% of revenue.

         The Company's net sales by product line consisted of:

                                               1999        1998        1997
                                            -----------  ----------  ---------
Mixed Signal..............................           65%         66%      60%
Logic                                                16          18       30
Memory                                                7           4        3
Service and software......................           12          12        7
                                            -----------  ----------  ---------
Total net sales...........................          100%        100%     100%
                                            ===========  ==========  =========

         As of November 1, 1997, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

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

         Export sales, which are denominated in U.S. dollars and represent substantially all of the Company's international sales, represent sales to the Company's customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

                                                  YEAR ENDED OCTOBER 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             -----------  ----------  ---------
Domestic...................................           36%         31%        30%
Asia Pacific...............................           55          60         66
Europe                                                 9           9          4
                                             -----------  ----------  ---------
Total net sales............................          100%        100%       100%
                                             ===========  ==========  =========

         One customer, Spirox Corporation (a distributor in Taiwan), accounted for 39%, 34% and 30% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. This subjects a significant portion of the Company's receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. At October 31, 1999 this distributor's accounts receivable balance with the Company was approximately $21 million. Disruption of business in Asia caused by the previously mentioned factors could have a material impact on the Company's business, financial condition or results of operations.

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

NOTE 5 -- CREDIT FACILITIES

         The Company has a $20,000,000 unsecured bank line of credit, with interest at the bank's prime rate (8.25% at October 31, 1999) which expires July 22, 2000. This line supports the issuance of letters of credit and foreign exchange contracts. At October 31, 1999, the Company had no borrowings outstanding under this line of credit. Borrowings under the line of credit are subject to the Company's ability to meet certain financial covenants including profitability and leverage ratios and require the Company to obtain certain bank approvals for the payment of dividends. The Company was in compliance with all financial covenants at October 31, 1999. There were no foreign exchange contracts outstanding at October 31, 1999 or 1998.

NOTE 6 -- LEASE OBLIGATIONS AND OTHER COMMITMENTS

         The Company leases its facilities under operating leases that expire periodically through 2014.

         The approximate future minimum lease payments under operating leases for facilities and equipment at October 31, 1999 are as follows (in thousands):

                                                          LEASE PAYMENTS
                                                       -------------------
                 2000..................................      $  3,613
                 2001..................................         3,394
                 2002..................................         3,380
                 2003..................................         3,086
                 2004..................................         2,900
                 Thereafter............................        19,434
                                                       -------------------
                                                              $35,807
                                                       ===================

         Rent expense was approximately $1,918,000, $4,336,000, and $4,174,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

         The Company has an agreement with a distributor whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the distributor to the bank. Under this agreement, the distributor agreed to grant to the Company a security interest to secure the obligations of the distributor as a result of any payments by the Company pursuant to the guaranty. At October 31, 1999, the maximum allowable debt of the distributor subject to this guaranty, $1,000,000, was outstanding.

NOTE 7 -- CONVERTIBLE SUBORDINATED NOTES

     In September 1997, the Company sold $115 million of 5 1/4% convertible subordinated notes (the "Notes") due September 2002 through a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. The Notes do not provide for a sinking fund and are redeemable at the option of the Company, in whole or in part, at any time on or after September 20, 2000, at certain redemption prices. Interest is payable semiannually on March 15 and September 15, commencing March 15, 1998. The Notes are convertible into common stock of the Company at an initial conversion price of $69.15 per share. Expenses of $3.3 million associated with the offering have been deferred and included in other assets. Such expenses are being amortized to interest expense over the term of the Notes. In November 1997, the Company filed a Registration Statement with the Securities and Exchange Commission under Form S-3 to permit public secondary trading of the Notes, and, upon conversion, the underlying common stock. Such registration statement was declared effective in December 1997.

         In fiscal 1999, the Company recorded pre-tax extraordinary gains of $2.6 million for the retirement of $18.0 million of its Notes and $0.4 million related to issuance expenses and discount on the notes in exchange for 603,000 shares of the Company's common stock held in treasury. As of October 31, 1999, the fair value of the Notes based on quotes from a major brokerage firm was approximately $92.5 million.

NOTE 8 -- STOCKHOLDERS' EQUITY

         TREASURY STOCK AND COMMON STOCK REPURCHASES

         During fiscal 1998, the Company repurchased a total of 1.8 million shares of its common stock at a cost of $32.8 million. Out of the total 1.8 million shares, 500,000 were canceled and retired and the balance of 1.3 million shares were put in treasury stock.

         In fiscal 1999, the Company retired $18.4 million of its Notes in exchange for 603,000 shares of the Company's common stock held in treasury. In addition the Company issued approximately 27,000 shares that were held in treasury to employees as part of the equity compensation plans.

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

         On November 5, 1998, the Compensation Committee of the Company's Board of Directors approved a stock option repricing program pursuant to which employees of the Company (excluding Board members and consultants) could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price of $17.19 per share equal to the closing price of the Company's common stock on the Nasdaq National Market on December 14, 1998. Approximately 898,000 options were eligible for repricing, of which approximately 571,000 were repriced. The vesting schedules and expiration dates of the repriced stock options were restarted at the new vesting commencement date of December 14, 1998.

         A summary of the activity under all plans, excluding the Fluence Plan, as defined below (in thousands, except per share amounts) is as follows:


                                         OPTIONS AVAILABLE         NUMBER OF             PRICE                WEIGHTED
                                             FOR GRANT              SHARES                PER                 AVERAGE
                                            (AUTHORIZED)          OUTSTANDING            SHARE             EXERCISE PRICE
                                        ---------------------  ------------------ ---------------------  -------------------
Balance at October 31, 1996...........             264                1,788            $0.44 - $33.00         $ 14.29
Increase in authorized shares.........             500                   --                        --                --
Options granted.......................            (408)                 408           $19.00 - $29.50         $ 25.23
Options canceled......................             170                 (170)           $1.00 - $33.00         $ 19.11
Options exercised.....................              --                 (226)           $0.44 - $33.00        $   9.69
Options expired.......................              (2)                  --                        --                --
                                        ---------------------  ------------------ ---------------------  -------------------
Balance at October 31, 1997...........             524                1,800            $0.44 - $33.00          $16.90
Increase in authorized shares.........             500                   --                        --               --
Options granted.......................            (699)                 699           $14.50 - $29.50          $26.31
Options canceled......................             145                 (145)           $0.54 - $30.00          $19.47
Options exercised.....................              --                 (141)           $0.44 - $23.12         $  9.09
                                        ---------------------  ------------------ ---------------------  -------------------
Balance at October 31, 1998...........             470                2,213            $0.44 - $33.00          $20.20
Increase in authorized shares.........           1,408                   --                        --                --
Options granted.......................          (3,041)               3,041           $14.63 - $43.56          $29.30
Options canceled......................           1,400               (1,400)           $0.44 - $41.31          $23.55
Options exercised.....................              --                 (696)           $0.44 - $30.00          $14.61
                                        ---------------------  ------------------ ---------------------  -------------------
Balance at October 31, 1999...........             237                3,158            $0.54 - $43.56          $28.67
                                        =====================  ================== =====================  ===================

         The Company has reserved for issuance approximately 3,395,000 shares of common stock in connection with the stock option plans. At October 31, 1999, approximately 348,000 shares were exercisable at an aggregate exercise price of $5,890,000.

         The following table summarizes information about options outstanding and exercisable at October 31, 1999, excluding the Fluence Plan (in thousands except per share amounts).

                             OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------  -------------------------------------
                                                     WEIGHTED-AVG.       WEIGHTED         OPTIONS          WEIGHTED
                                OPTIONS                REMAINING         AVERAGE         CURRENTLY          AVERAGE
    RANGE OF                 OUTSTANDING AT        CONTRACTUAL LIFE      EXERCISE      EXERCISABLE AT      EXERCISE
 EXERCISE PRICES             OCT. 31, 1999              (YEARS)           PRICE        OCT. 31, 1999         PRICE
-----------------------    -------------------  ---------------------  ------------  ------------------  -----------------
      $0.54 - $13.25              170,721                 5.36           $ 9.19             103,996            $6.90
     $14.17 - $26.25            1,273,544                 8.70           $17.43             211,423            $8.13
     $26.44 - $43.56            1,713,836                 9.76           $38.96              32,090           $29.90
-----------------------    -------------------  ---------------------  ------------  ------------------  -----------------
      $0.54 - $43.56            3,158,101                 9.09           $28.67             347,509           $16.95
=======================    ===================  =====================  ============  ==================  =================


         These options will expire, if not exercised, at specific dates from October 2000 to October 2009.

         In 1997, the Company's subsidiary, Fluence, adopted a 1997 Stock Option Plan (the "Fluence Plan") under which incentive stock options to purchase Fluence common stock could be granted to employees, non-employee members of the Board or the non-employee members of the Board of Directors of any parent or subsidiary, and consultants and other independent advisors who provide services to Fluence (or any parent or subsidiary). Under the Fluence Plan, options to purchase Fluence common stock can be granted at prices no less than 85% of their fair value on the date of grant. Generally, options granted are immediately exercisable and the resulting shares issued to employees under the Fluence Plan are subject to certain repurchase rights by Fluence, at the discretion of Fluence, upon the individual's cessation of service prior to vesting in the shares at the original purchase price. As of October 31, 1999, 2,324,770 options were granted and outstanding at fair value to employees and are exercisable by employees at exercise prices between $0.06 and $0.60 per share. These shares vest over a four-year period. Activity under this plan (in thousands, except per share amounts) is as follows:


                                                                                       OPTIONS OUTSTANDING
                                                                           ------------------------------------------
                                                   OPTIONS AVAILABLE           NUMBER            WEIGHTED AVERAGE
                                                       FOR GRANT             OF SHARES            EXERCISE PRICE
                                                 ----------------------    -----------------  -----------------------
         Balance at October 31, 1996.........               --                        --               $  --
         Initial shares authorized...........            2,000                        --                  --
         Options granted.....................             (851)                      851                0.10
                                                 ----------------------    -----------------  -----------------------
         Balance at October 31, 1997.........            1,149                       851                0.10
         Grants..............................             (195)                      195                0.10
         Cancellations.......................              410                      (410)               0.10
         Exercises...........................               --                        (2)               0.10
                                                 ----------------------    -----------------  -----------------------
         Balance at October 31, 1998.........            1,364                       634               $0.10
                                                 ----------------------    -----------------  -----------------------
         Increase in shares authorized.......            1,000                        --
         Grants..............................           (1,757)                    1,757                0.24
         Cancellations.......................               45                       (45)               0.10
         Exercises...........................               --                       (22)               0.10
                                                 ----------------------    -----------------  -----------------------
         Balance at October 31, 1999.........              652                     2,324               $0.19
                                                 ======================    =================  =======================

         Fluence has reserved for issuance approximately 3,000,000 shares of common stock in connection with the Fluence Plan.

         The following table summarizes information about options outstanding under the Fluence Plan at October 31, 1999 (option amounts are recorded in thousands except per share amounts):


                               OPTIONS OUTSTANDING                                               OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------  ----------------------------------
                                                   WEIGHTED-AVG.                                  OPTIONS          WEIGHTED
                               OPTIONS               REMAINING                                   CURRENTLY          AVERAGE
        RANGE OF             OUTSTANDING         CONTRACTUAL LIFE         WEIGHTED-AVG.        EXERCISABLE AT       EXERCISE
     EXERCISE PRICE        AT OCT. 31, 1999           (YEARS)            EXERCISE PRICE      OCTOBER 31, 1999        PRICE
----------------------  ---------------------  --------------------  --------------------  --------------------   ------------
    $0.06 - $0.60                2,324                 8.74                  $0.19                1,379               $0.29

         These options will expire, if not exercised, at specific dates from July 2007 to September 2009.

         In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which provides eligible employees with the opportunity to acquire shares of the Company's common stock. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. Approximately 125,083, 101,023, and 114,940 shares were issued pursuant to the plan in 1999, 1998 and 1997, respectively. At October 31, 1999, approximately 288,251 shares were reserved for issuance under the plan.

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


                                                    1999     1998      1997
                                                   ------   ------    ------
         Expected life (years)...................  3.06     3.03      3.35
         Expected stock price volatility.........  0.72     0.70      0.65
         Risk-free interest rate.................  5.97%    4.28%     5.67%

         The grant date weighted-average fair value of options granted during the year were $14.62, $12.58 and $25.23 for 1999, 1998 and 1997, respectively.

         The pro forma net income (loss) and net income (loss) per share include expense related to the Company's Employee Stock Purchase Plan. The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for issuances made in 1999, 1998 and 1997:

                                                    1999     1998     1997
                                                   ------   ------    ------
         Expected life (years)...................   0.50     0.50     0.50
         Expected stock price volatility.........   0.76     0.82     0.65
         Risk-free interest rate.................   5.65%    4.55%    5.67%

         The weighted-average fair value of purchase rights granted during the year were $6.84, $9.42 and $7.49 for 1999, 1998 and 1997, respectively.

         For pro forma purposes, the estimated fair value of the Company's stock-based awards to its employees is amortized over the option's vesting period and the Employee Stock Purchase Plan's six-month purchase period. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                   1999            1998          1997
                                                             -------------  -------------- ------------
    Net income (loss) as reported.........................        $   (809)       $(26,282)     $10,693
    Pro forma net income (loss)...........................        $ (5,010)       $(30,725)     $ 8,316
    Basic net income (loss) per share.....................        $  (0.04)       $  (1.22)     $  0.49
    Pro forma basic net income (loss) per share...........        $  (0.24)       $  (1.43)     $  0.38
    Diluted net income (loss) per share as reported.......        $  (0.04)       $  (1.22)     $  0.47
    Pro forma diluted net income (loss) per share.........        $  (0.24)       $  (1.43)     $  0.37

         Because SFAS 123 is applicable only to options granted subsequent to October 31, 1995, its pro forma effect will not be fully reflected until fiscal 2000.

RIGHTS PLAN

       On June 1, 1998, the Company adopted the Credence Systems Corporation Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of Credence common stock, par value $0.001 per share ("Right") of the Company held by stockholders of record as of the close of business on June 22, 1998. The Rights will expire on June 22, 2008, unless redeemed or exchanged. Under the Rights Plan, each Right initially will entitle the registered holder to buy one unit of a share of preferred stock for $165.00. The Rights will become exercisable only if a person or group (other than stockholders currently owning 15% of Credence common stock) acquires beneficial ownership of 15% or more of Credence's common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Credence's common stock.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

         The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company's only contribution to this plan was $441,000 in fiscal 1997. At October 31, 1999 the Company had accrued approximately $350,000 to be paid as a Company contribution to this plan for employees in the plan at December 31, 1999.

         The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive-based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made contributions of $892,000, $1,285,000 and $476,000 in fiscal 1999, 1998 and 1997, respectively.

NOTE 10 -- INCOME TAXES

         The tax provision consists of the following (in thousands):


                                                          YEAR ENDED OCTOBER 31,
                                          -----------------------------------------------
                                            1999            1998               1997
                                          ------------   --------------   ---------------
         Federal:
                  Current................    $ (704)        $ (3,786)         $ 9,062
                  Deferred...............      (788)          (8,868)          (3,059)
                                          ------------   --------------   ---------------
                                             (1,492)         (12,654)           6,003
         State:
                  Current................      (160)            (539)           1,818
                  Deferred...............       119           (1,636)            (373)
                                          ------------   --------------   ---------------
                                                (41)          (2,175)           1,445
         Foreign:
                  Current................       161               44               83
                                          ------------   --------------   ---------------
                                           $ (1,372)       $ (14,785)          $7,531
                                          ============   ==============   ===============

         Pre-tax income (loss) from foreign operations was approximately $364,000 in 1999, $6,000 in 1998 and $(206,000) in 1997.

         A reconciliation between the Company's effective tax rate (36% in 1999 and 1998, 41% in 1997) and the U.S. statutory rate is as follows (in thousands):


                                                                                          YEAR ENDED OCTOBER 31,
                                                                          ---------------------------------------------
                                                                                1999           1998           1997
                                                                          --------------  --------------  -------------
        Tax computed at statutory rate..................................       $(1,339)     $(14,373)       $6,380
        State income tax (net of federal benefit).......................           (27)       (1,414)          935
        Foreign sales corporation benefit...............................             --           --          (862)
        In-process research and development not currently benefited.....            301          466         1,264
        Net operating loss carryforward benefit.........................             --           --          (141)
        Research and development credits................................          (300)         (300)         (370)
        Other items.....................................................            (7)          836           325
                                                                          --------------  --------------  -------------
                                                                               $(1,372)     $(14,785)       $7,531
                                                                          ==============  ==============  =============

       At October 31, 1999, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $3,300,000 and $194,000, respectively, which expire in 2003 through 2018. Utilization of the net operating loss carryforwards at October 31, 1999 is limited to approximately $401,000 annually under the provisions of
Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of the credit carryforwards is similarly limited.

         Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                                OCTOBER 31,
                                                                   --------------------------------------
                                                                        1999                  1998
                                                                   ----------------      ----------------
           Deferred tax assets:
           Accounting for inventories...........................        $ 6,758               $ 8,277
           Allowance for doubtful accounts......................          1,289                 2,168
           Accruals not currently deductible....................          5,994                 6,506
           Net operating loss carryforwards.....................          1,170                   703
           Acquired technology..................................          1,478                 2,766
           Book over tax depreciation...........................          2,877                    --
           Research credit carryforwards........................            194                   194
                                                                   ----------------      ----------------
                   Total deferred tax assets....................         19,760                20,614
           Valuation allowance for deferred tax assets..........         (2,572)               (2,572)
                                                                   ----------------      ----------------
                                                                         17,188                18,042
           Deferred tax liability:
           Tax over book depreciation...........................            --                   (166)
                                                                   ----------------      ----------------
                   Total deferred tax liability.................            --                   (166)
                                                                   ----------------      ----------------
                   Net deferred tax assets......................        $17,188               $17,876
                                                                   ================      ================

         There was no change in the valuation allowance in 1999 and a net increase of $466,000 and $1,209,000 in 1998 and 1997, respectively.

         Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

NOTE 11 -- CONTINGENCIES

         The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 12 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

         Accumulated other comprehensive income and changes thereto consist of:


                                                                                  YEAR ENDED OCTOBER 31,
                                                                ------------------------------------------------------
                                                                      1999              1998           1997
                                                                -----------------  -------------  -------------
Beginning balance gain (loss), net of tax.....................         $(241)            $  --             $--
Unrealized gain (loss) on available-for-sale securities.......          (517)               --              --
Currency translation adjustment...............................            97              (241)             --
                                                                -----------------  -------------  -------------
Ending balance (loss).........................................         $(661)            $(241)            $--
                                                                =================  =============  =============

NOTE 13 -- RELATED PARTY TRANSACTIONS


         Bernard V. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. and Dr. William G. Howard, the Company's Chairman, is a director of Xilinx. For the years ended October 31, 1999, 1998 and 1997, the Company sold approximately $4,551,000, $2,868,000, and $1,356,000 respectively, of products and 99 and 1998, respectively.

         Dr. William G. Howard, a director of the Company, was a director of VLSI Technology, Inc. ("VLSI") from May 31, 1996 until June 1999. The Company's sales to VLSI were approximately $5,625,000, $2,011,000, and

$171,000 in fiscal 1999, 1998 and 1997, respectively. The amounts receivable from VLSI were approximately $1,525,000 and $568,000 at October 31, 1999 and 1998, respectively. Dr. Howard also serves as a director of Ramtron International, Inc. ("Ramtron"). The Company's sales to Ramtron were approximately $1,000, $151,000, and $6,000 in fiscal 1999, 1998 and 1997, respectively. Amounts receivable from Ramtron were approximately zero and $1,000 at October 31, 1999 and 1998, respectively.

         The Company sells products and services to Israeli Test House, Inc. ("ITH"), a company in which the Company has an investment. For the years ended October 31, 1999, 1998 and 1997, sales to ITH totaled approximately $14,700, $21,000, and $6,000, respectively. The amounts receivable from ITH were approximately $11,900 and $345,000 at October 31, 1999 and 1998, respectively.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                             AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT.

            The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION.

            The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

            The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of the Annual Report on Form 10-K:

            1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Credence Systems Corporation are included in
                 Item 8 of this Annual Report on Form 10-K:

                                                                                 PAGE
                                                                                 ----
                       Report of Ernst & Young LLP, Independent Auditors.......   35
                       Consolidated Balance Sheets--
                           October 31, 1999 and 1998...........................   36
                       Consolidated Statements of Operations--
                           Years Ended October 31, 1999, 1998 and 1997.........   37
                       Consolidated Statements of Stockholders' Equity--
                           Years Ended October 31, 1999, 1998 and 1997.........   38
                       Consolidated Statements of Cash Flows--
                           Years Ended October 31, 1999, 1998 and 1997.........   39
                       Notes to Consolidated Financial Statements..............   40

            2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1999, 1998 and 1997, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

                                                                          PAGE
                                                                          ----
                       Schedule II--Valuation and Qualifying Accounts      59

                 Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

            3.   EXHIBITS. See Exhibit Index on page 60.

(b) Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K. The Company filed a Current Report on Form 8-K on December 15, 1999, reporting its financial results for the fourth fiscal quarter ended October 31, 1999.


(c)         See Exhibit Index on page 60.


(d) The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 1999, 1998 and 1997, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:
                                                                         PAGE
                                                                         ----
                   Schedule II--Valuation and Qualifying Accounts         59

            Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2000.


                                    CREDENCE SYSTEMS CORPORATION
                                    --------------------------------------------
                                    (Registrant)



                                    By:     /S/ GRAHAM J. SIDDALL
                                        ----------------------------------------
                                        Graham J. Siddall
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                            /S/ DENNIS P. WOLF
                                        ----------------------------------------
                                        Dennis P. Wolf
                                        EXECUTIVE VICE PRESIDENT, CHIEF
                                        FINANCIAL OFFICER AND SECRETARY
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER)

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Graham Siddall and Dennis P. Wolf, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


           SIGNATURE                                 TITLE                              DATE
           ---------                                 -----                              ----

 /s/ GRAHAM J. SIDDALL                   President and Chief Executive Officer     January 27, 2000
----------------------------------
 Graham J. Siddall

 /s/ DENNIS P. WOLF                      Executive Vice President, Chief           January 27, 2000
----------------------------------       Financial Officer and Secretary
 Dennis P. Wolf

 /s/ WILLIAM G. HOWARD, JR.              Chairman of the Board of Directors        January 27, 2000
----------------------------------
 William G. Howard, Jr.

 /s/ HENK J. EVENHUIS                    Director                                  January 27, 2000
----------------------------------
 Henk J. Evenhuis

 /s/ JOS C. HENKENS                      Director                                  January 27, 2000
----------------------------------
 Jos C. Henkens

 /s/ BERNARD V. VONDERSCHMITT            Director                                  January 27, 2000
----------------------------------
 Bernard V. Vonderschmitt

 /s/ JON D. TOMPKINS                     Director                                  January 27, 2000
----------------------------------
 Jon D. Tompkins

                                                                     SCHEDULE II

                          CREDENCE SYSTEMS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                       ADDITIONS
                                                  BALANCE AT           CHARGED TO                               BALANCE AT
                                                   BEGINNING            COSTS AND                                  END
                                                    OF YEAR             EXPENSES            WRITE-OFFS           OF YEAR

                                               ------------------   -------------------   ----------------    ---------------
Year ended October 31, 1999
      Allowance for doubtful accounts.......           $5,409           $  (645)(a)             $1,548               $3,216
Year ended October 31, 1998
      Allowance for doubtful accounts.......           $1,763            $4,325                $   679               $5,409
Year ended October 31, 1997
      Allowance for doubtful accounts.......           $1,781           $   762                $   780               $1,763

--------------------------

(a) During fiscal 1999 the Company reclassified $1,000,000 from the allowance for doubtful accounts to the other costs incurred related to the fiscal 1998 special charges. This $1,000,000 was offset by $355,000 in additional expenses recorded during the year.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                                               PAGE
------                                                                               ----
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

2.9(13)     Asset Purchase Agreement, dated as of May 19, 1997, among Credence
            Systems Corporation, Test Systems Strategies, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems
            Corporation, and Test Systems Strategies, Inc. an Oregon
            Corporation and wholly-owned subsidiary of Summit Design, Inc,.

2.10(26)    Asset Purchase Agreement, dated as of August 20, 1997, among Zycad
            Corporation, a Delaware Corporation, its wholly owned subsidiary, Attest Software and Test Systems Strategies, Inc., a Delaware
            Corporation and wholly owned subsidiary of the Company.

2.11(24)    Asset Purchase Agreement, dated as of June 1, 1998, between Credence
            Systems Corporation, a Delaware corporation and Yervant David
            Lepejian and Lawrence Kraus, as authorized representatives of all of the shareholders of Heuristics Physics Laboratotires, Inc., a California Corporation.

2.12        Agreement and Plan of Merger dated as of February 16, 1999, between
            Fluence Technology, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems COrporation, and Opmaxx, Inc., a a Delaware Corporation.

2.13 Amendment No. 1 to the Agreement and Plan of Merger dated as of August 31, 1999, to the Agreement and Plan of Merger dated as of February 16, 1999, between Fluence Technology, Inc., a Delaware corporation and wholly owned subsidiary of Credence Systems
            Corporation and Opmaxx, Inc., a Delaware Corporation.

3.1(11)     Amended and Restated Certificate of Incorporation of the Company.

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


EXHIBIT
NUMBER                                                                               PAGE
------                                                                               ----
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

10.7(1) Master Equipment Lease Agreement between the Company and Financing for Science and Industry, Inc. dated February 26, 1993.

10.8(7)     Leaseline Agreement between Comdisco and the Company dated July 29,
            1994.

10.9(2)     Indemnification and Security Agreement between Credence Capital
            Corporation and the Company dated October 28, 1994.

10.10(4)    Stock Transfer Agreement by and among the Company, Richard Cann,
            Rene Verhaegen and Credence Europa Limited dated as of February 28,
            1994.



EXHIBIT
NUMBER                                                                               PAGE
------                                                                               ----
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

10.18(15)   Loan Agreement among Silicon Valley Bank, Bank of Hawaii and the
            Company, dated July 26, 1996.

10.19(16)   License Agreement between the Company and Kinetix Test Systems, LLC, dated July 31, 1996.

10.20(16)   Lease Agreement between Petula Associates, Ltd and Koll Portland
            Associates, dba KBC Tigard II and the Company dated September 12,
            1995.

10.21(16)   Sixth Amendment to Lease by and between the Company and Pen Nom I
            Corporation dated March 10, 1995.

10.22(27)   Software OEM License Agreement between the Company, Test Systems
            Strategies, Inc. and Summit Design, Inc. dated May 19, 1997.

10.23(18)   Joint Venture Agreement dated June 10, 1997, between the Company and
            Innotech Corporation.

10.24(23)   Lease Agreement between the Company and Bedford Property Investors,
            Inc. dated December 10, 1997.

10.25(24)   Lease Agreement between the Company and Pacific Realty Associates,
            L.P., dated April 10, 1998.

10.26(25)   Amendment to Loan Agreement dated July 24, 1998 between the Company,
            Silicon Valley Bank and Bank of Hawaii.

10.27(25)   Non-Recourse Receivables Purchase Agreement dated May 1, 1998 between the Company and Silicon Valley Financial Services.

10.28(31)   Employment offer letter, dated March 24, 1998, by and between the
            Company and Dennis P. Wolf.

10.29(31)   Letter Agreement, dated January 19, 1999, by and between the Company and Dr. Wilmer R. Bottoms.



EXHIBIT
NUMBER                                                                               PAGE
------                                                                               ----
10.30(29)   Amendment to Loan Agreement dated February 5, 1999 between Silicon
            Valley Bank, Bank of Hawaii and the Company.

10.31(30)   Amendment to Loan Agreement dated July 23, 1999 between Silicon
            Valley Bank and the Company.

10.32(30)   Employment Agreement by and between the Company and Graham J.
            Siddall, dated July 29, 1999.

21.1        Subsidiaries of the Company.

23.1        Consent of Ernst & Young LLP, Independent Auditors.

24.1        Power of Attorney (reference is made to page 58 of this report).

27.1        EDGAR Financial Data Schedule.

99.1(28)    1993 Stock Option Plan, as Amended and Restated through March 24,
            1999.

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

99.4(20)    Addendum to the Stock Option Agreement (Special Tax Elections).

99.5(20)    Addendum to the Stock Option Agreement (Limited Stock Appreciation
            Rights).

99.6(20)    Addendum to the Stock Option Agreement (Change in Control).

99.7(20)    Addendum to the Stock Option Agreement (Financial Assistance).

99.8(20) Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant of the 1993 Stock Option Plan.

99.9(20) Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

99.10       Employee Stock Purchase Plan, as Amended and Restated through June
            14, 1998.

99.11(8)(13) Compensation Agreement between the Company and Jos C. Henkens, dated November 5, 1993.

99.12(8)(13) Compensation Agreement between the Company and Wilmer R. Bottoms, dated November 5, 1993.

99.13(8)(13) Compensation Agreement between the Company and Robert F. Kibble, dated November 5, 1993.

99.14(8)(13) Compensation Agreement between the Company and Bernard V.
             Vonderschmitt, dated November 5, 1993.

99.15(8)(13) Compensation Agreement between the Company and Henk J. Evenhuis, dated November 4, 1993.

99.16(20)   Form of Stock Purchase Agreement

99.17(20)   Form of Enrollment/Change Form



EXHIBIT
NUMBER                                                                               PAGE
------                                                                               ----

99.18(29)   Employment Agreement by and between the Company and David A.
            Ranhoff, dated March 31, 1999.

99.19(29)   Employment Agreement by and between the Company and Dennis P. Wolf, dated March 31, 1999.

99.20(29)   Employment Agreement by and between the Company and William G.
            Howard, dated March 31, 1999.

--------------------------

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

(13) Incorporated by reference to an exhibit to the Company's 1995 Annual Report on Form 10-K.

(14) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.

(15) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.

(16) Incorporated by reference to an exhibit to the Company's 1996 Annual Report on Form 10-K.

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

(22) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59051) as filed with the Commission on July 4, 1998.

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

(27) Filed herewith. This agreement was previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997. Confidential treatment had been granted to certain portions of this exhibit but no longer applies.

(28) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-77007) as filed with the Commission On April 26, 1999.

(29) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.

(30) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

(31) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1998.