Form 10-K/A
period 1999-10-31
CREDENCE SYSTEMS CORP
filed 2000-01-31
CIK 893162

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

         The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds, or ps, or nanoseconds, or ns, the number and characteristics of the pins and the density in megabits, or Mb, of the device that can be tested:


--------- ------------ --------------- --------------------------------------- ----------------------------------------------------
PRODUCT   SERIES       MODELS          BASIC FEATURES                          TYPICAL DEVICES
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
DIGITAL   SC           SC312           50-100 MHz                              Microcontrollers, ASSPs, DSPs and FPGAs
                       SC Micro        64-304 Pins
                                       + 350-500 ps accuracy
                                       -
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          ValStar      VS2000          200 MHZ                                 Microprocessors, RISC circuits, PLDs, FPGAs,
                                       + 200 ps accuracy                       ASICs, core logic and graphic chip sets
                                       -
                                       384-1024 Pins
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
MIXED-    DUO          DUO             DUO-100 MHz                             Multimedia devices, mass storage, DSPs, ASICs,
SIGNAL                 DUO-SE          DUO-SE-50 MHz                           Datacom and specialty devices, mobile
                       DUO-SX          DUO-SX-200 MHz                          communication devices, complex audio devices
                       DUO-RF          DUO-RF-50-100 MHz
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
          Quartet      ONE             512 digital                             Multimedia devices, mass storage, DSPs, ASICs,
                                       200 MHz                                 Datacom and specialty devices, mobile communication
                                       + 175 ps accuracy                       devices, complex audio devices
                                       -
                                       Analog, Video, Audio, RF
--------- ------------ --------------- --------------------------------------- -----------------------------------------------------
MEMORY    KALOS        Kalos           50 MHz                                  Flash memories, EEPROM, EPROM, Microcontrollers and
PRODUCTS                               256 Mb                                  NVM ASICs
                       Kalos xp        + 1ns
                       Personal Kalos  -
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

         We presently intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

         -  manufacturing inefficiencies;

         - pricing concessions by us and our competitors and pricing by our suppliers;

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

                                       /s/ ERNST & YOUNG LLP





San Jose, California
November 24, 1999

                          CREDENCE SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     OCTOBER 31,
                                                                          -------------------------------
ASSETS                                                                         1999            1998
                                                                          ---------------  --------------
Current assets:
      Cash and cash equivalents.........................................         $52,104        $48,391
      Restricted cash...................................................              --          2,400
      Short-term investments............................................          39,774         62,777
      Accounts receivable, net of allowance for doubtful accounts
        of $3,216 and $5,409 in 1999 and 1998, respectively.............          71,506         33,901
      Inventories.......................................................          41,218         37,406
      Deferred income taxes.............................................          13,687         16,609
      Prepaid expenses and other current assets.........................           9,424         24,067
                                                                          ---------------  --------------
            Total current assets........................................         227,713        225,551
Long-term investments...................................................          50,005         20,357
Property and equipment, net.............................................          43,063         41,764
Other assets, net of accumulated amortization of $4,677 and $10,102 in
   1999 and 1998, respectively..........................................
                                                                                  19,639         18,517
                                                                          ---------------  --------------
            Total assets.................................................       $340,420       $306,189
                                                                          ===============  ==============

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable....................................................       $23,611        $ 8,090
      Accrued expenses and other liabilities..............................        31,163         26,978
      Income taxes payable................................................         6,212          5,877
                                                                           ---------------  --------------
            Total current liabilities.....................................        60,986         40,945

Convertible subordinated notes.............................................       96,610        115,000
Other liabilities..........................................................        1,134             --
Minority interest..........................................................          282            227
Commitments and contingencies
Stockholders' equity:
      Preferred stock:
            Authorized shares--1,000 ($0.001 par value); no shares issued..           --             --
      Common stock:
            Authorized shares--40,000 ($0.001 par value) issued and
            outstanding shares--22,517 in 1999 and 21,723 in 1998..........           22             21
            Additional paid-in capital.....................................      135,221        112,059
            Treasury stock, at cost, 702 shares in 1999 and 1,332 shares in
              1998.........................................................      (10,522)       (19,979)
      Accumulated other comprehensive loss.................................         (661)          (241)
      Retained earnings....................................................       57,348         58,157
                                                                            ---------------  --------------
            Total stockholders' equity.....................................      181,408        150,017
                                                                            ---------------  --------------
            Total liabilities and stockholders' equity.....................     $340,420       $306,189
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
                                         =========      =========      =========      =========      =========


                                                     ACCUMULATED
                                                        OTHER             TOTAL
                                          RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                          EARNINGS       LOSS            EQUITY
                                        ---------- --------------- -------------------

Balance at October 31, 1996 ........     $  84,029           --        $ 189,782
Issuance of common stock under
      stock option plans ...........          --             --            1,971
Issuance of common stock under
      employee purchase plan .......          --             --            1,564
Income tax benefit from stock plans           --             --              901
Net income .........................        10,693           --           10,693
                                         ---------      ---------      ---------
Balance at October 31, 1997 ........     $  94,722           --        $ 204,911
                                         ---------      ---------      ---------
Issuance of common stock under
      stock option plans ...........          --             --            1,260
Issuance of common stock under
  employee purchase plan ...........          --                           2,172
Retirement of common stock .........       (10,283)          --          (12,796)
Purchase of treasury shares ........          --             --          (19,979)
Income tax benefit from stock plans           --             --              972
Net loss ...........................       (26,282)          --          (26,282)
Currency translation adjustment ....          --             (241)          (241)
                                         ---------      ---------      ---------
Comprehensive income (loss) ........          --             --          (26,523)
                                         ---------      ---------      ---------
Balance at October 31, 1998 ........     $  58,157      $    (241)     $ 150,017
                                         ---------      ---------      ---------
Issuance of common stock under
      stock option plans ...........          --             --           10,721
Issuance of common stock under
      employee purchase plan .......          --             --            1,908
Exchange of treasury shares for
      convertible notes ............          --             --           15,432
Income tax benefit from stock plans           --             --            4,559
Net loss ...........................          (809)          --             (809)
Unrealized loss on securities ......          --             (517)          (517)
Currency translation adjustment ....          --               97             97
                                         ---------      ---------      ---------
Comprehensive income (loss) ........          --             --           (1,229)
                                         ---------      ---------      ---------
Balance at October 31, 1999 ........     $  57,348      $    (661)     $ 181,408
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
                                                                  =============    ============

         The short-term investments mature in less than one year. All long-term investments have maturities of one to five years. At October 31, 1999 and 1998, these investments are classified as available-for-sale and are categorized as follows (in thousands):

                                                                                OCTOBER 31,
                                                                      -----------------------------
                                                                          1999              1998
                                                                      -------------     ------------
          Commercial paper and medium term notes....................      $      --          $28,048
          Treasury notes and obligations of U.S. Government
            agencies ..............................................           8,401            8,542
          Asset backed securities...................................         30,684           13,332
          Auction rate preferred securities.........................             --            2,060
          Certificates of deposits..................................             --            1,999
          Corporate bonds...........................................         50,694           18,345
          Municipal bonds ..........................................             --           10,808
                                                                      -------------     ------------
                                                                            $89,779          $83,134
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

         The Company's net sales by product line consisted of:

                                               1999        1998        1997
                                            -----------  ----------  ---------
Mixed Signal..............................           65%         66%      60%
Logic.....................................           16          18       30
Memory....................................            7           4        3
Service and software......................           12          12        7
                                            -----------  ----------  ---------
Total net sales...........................          100%        100%     100%
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

         Export sales, which are denominated in U.S. dollars and represent substantially all of the Company's international sales, represent sales to the Company's customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

                                                  YEAR ENDED OCTOBER 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             -----------  ----------  ---------
Domestic...................................           36%         31%        30%
Asia Pacific...............................           55          60         66
Europe.....................................            9           9          4
                                             -----------  ----------  ---------
Total net sales............................          100%        100%       100%
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
                                                                =================  =============  =============

NOTE 13 -- RELATED PARTY TRANSACTIONS


         Bernard V. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. and Dr. William G. Howard, the Company's Chairman, is a director of Xilinx. For the years ended October 31, 1999, 1998 and 1997, the Company sold approximately $4,551,000, $2,868,000, and $1,356,000 respectively, of products and services to Xilinx. The amounts receivable from Xilinx were approximately $1,489,000 and $554,000 at October 31, 1999 and 1998,
respectively.

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

2.12(32)    Agreement and Plan of Merger dated as of February 16, 1999, between
            Fluence Technology, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems Corporation, and Opmaxx, Inc., a a Delaware Corporation.

2.13(32) Amendment No. 1 to the Agreement and Plan of Merger dated as of August 31, 1999, to the Agreement and Plan of Merger dated as of February 16, 1999, between Fluence Technology, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems
            Corporation and Opmaxx, Inc., a Delaware Corporation.

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

21.1(32)    Subsidiaries of the Company.

23.1        Consent of Ernst & Young LLP, Independent Auditors.

24.1(32)    Power of Attorney (reference is made to page 58 of this report).

27.1(32)    EDGAR Financial Data Schedule.

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

99.10(32)   Employee Stock Purchase Plan, as Amended and Restated through June
            14, 1998.

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

(32) Incorporated by reference to an Exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1999.