Form 10-Q
period 2000-01-31
CREDENCE SYSTEMS CORP
filed 2000-03-10
CIK 893162

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000
                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      At March 1, 2000, there were approximately 24,805,159 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

                                      INDEX                             PAGE NO.
                                      -----                             --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements......................................            3
        Condensed Consolidated Balance Sheets.....................            3
        Condensed Consolidated Statements of Operations...........            4
        Condensed Consolidated Statements of Cash Flows...........            5
        Notes to Condensed Consolidated Financial Statements......            6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................            9

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.........................................           25
Item 2. Changes in Securities.....................................           25
Item 3. Defaults Upon Senior Securities...........................           25
Item 4. Submission of Matters to a Vote of Securityholders........           25
Item 5. Other Information.........................................           25
Item 6. Exhibits and Reports on Form 8-K..........................           25

PART I  - FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       JANUARY 31,   OCTOBER 31,
                                                          2000          1999(a)
                                                       ----------    -----------
ASSETS                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................  $  42,914      $  52,104
  Short-term investments..............................     25,711         39,774
  Accounts receivable, net............................    102,826         71,506
  Inventories.........................................     46,530         41,218
  Other current assets................................     22,786         23,111
                                                       ----------    -----------
    Total current assets..............................    240,767        227,713
Long-term investments.................................     73,484         50,005
Property and equipment, net...........................     43,706         43,063
Other assets..........................................     18,579         19,639
                                                       ----------    -----------
    Total assets......................................   $376,536       $340,420
                                                       ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $  27,044      $  23,611
  Accrued liabilities.................................     32,718         31,163
  Income taxes payable................................      9,337          6,212
                                                       ----------    -----------
    Total current liabilities.........................     69,099         60,986
Convertible subordinated notes........................     96,610         96,610
Other liabilities.....................................      1,130          1,134
Minority interest.....................................        286            282
Stockholders' equity..................................    209,411        181,408
                                                       ----------    -----------
    Total liabilities and stockholders' equity........   $376,536       $340,420
                                                       ==========    ===========

                             See accompanying notes.

a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 1999.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                JANUARY 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Net sales .............................................    $101,768    $ 26,490
Cost of goods sold ....................................      43,023      15,276
                                                           --------    --------
Gross margin ..........................................      58,745      11,214
Operating expenses:
   Research and development ...........................      13,937       9,003
   Selling, general and administrative ................      19,344      12,231
                                                           --------    --------
       Total operating expenses .......................      33,281      21,234
                                                           --------    --------
Operating income (loss) ...............................      25,464     (10,020)
Interest and other income (expenses), net .............         683        (301)
                                                           --------    --------
Income (loss) before income tax provision (benefit) ...      26,147     (10,321)
Income tax provision (benefit) ........................       9,282      (3,729)
Minority interest .....................................           3         (38)
                                                           --------    --------
Net income (loss) .....................................    $ 16,862    $ (6,554)
                                                           ========    ========
Net income (loss) per share
    Basic .............................................    $   0.77    ($  0.32)
                                                           ========    ========
    Diluted ...........................................    $   0.71    ($  0.32)
                                                           ========    ========
Number of shares used in computing per share amount
    Basic .............................................      21,952      20,418
                                                           ========    ========
    Diluted ...........................................      23,753      20,418
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

                                                                                         THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                        --------------------
                                                                                          2000        1999
                                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) ................................................................   $ 16,862    $ (6,554)
   Adjustments to reconcile net income (loss) to net cash used in operating activity:
       Depreciation and amortization ................................................      6,350       5,301
       (Gain) loss on disposal of property and equipment ............................       (392)        424
       Minority interest ............................................................          3         (38)
       Changes in operating assets and liabilities:
           Accounts receivable, inventories and other current assets ................    (37,418)     10,113
           Accounts payable, accrued liabilities and income taxes payable ...........     13,833     (10,505)
                                                                                        --------    --------
              Net cash used in operating activities .................................       (762)     (1,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities .......................................    (23,727)     (7,731)
   Maturities of available-for-sale short-term securities ...........................      5,732      17,739
   Sales of available-for-sale securities ...........................................      8,579       2,690
   Acquisition of property and equipment ............................................     (4,978)     (2,086)
   Other assets .....................................................................       (125)       (682)
   Proceeds from sale of property and equipment .....................................        616          20
   Long-term notes/deposits .........................................................         57        --
                                                                                        --------    --------
           Net cash provided by (used in) investing activities ......................    (13,846)      9,950
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common & treasury stock ..............................................      5,417       1,280
   Other ............................................................................          1         (19)
                                                                                        --------    --------
           Net cash provided by financing activities ................................      5,418       1,261
                                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents ................................     (9,190)      9,952
Cash and cash equivalents at beginning of period ....................................     52,104      48,391
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $ 42,914    $ 58,343
                                                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid ....................................................................   $   --      $   --
   Income taxes paid (refunded) .....................................................   $    335    $(10,742)
NONCASH INVESTING ACTIVITIES:
   Net transfers of inventory to property and equipment .............................   $    644    $  1,229
NONCASH FINANCING ACTIVITIES:
   Income tax benefit from stock option exercises ...................................   $  5,724    $   --

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    QUARTERLY FINANCIAL STATEMENTS

        The condensed consolidated financial statements and related notes for the three months ended January 31, 2000 and 1999 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended January 31, 2000 and 1999 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1999 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales; backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply; reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration; lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, transition in our executive management, international sales, proprietary rights, future capital needs; leverage, year 2000 readiness disclosure, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

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

2.    INVENTORIES

        Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                              JANUARY 31,   OCTOBER 31,
                                 2000           1999
                             -----------    ----------
                              (unaudited)
Raw materials ................   $18,431       $13,772
Work-in-process ..............    19,238        21,281
Finished goods ...............     8,861         6,165
                                 -------       -------
                                 $46,530       $41,218
                                 =======       =======

3.    NET INCOME (LOSS) PER SHARE

        Net income (loss) per basic share is based upon the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company's convertible subordinated notes are potential dilutive common shares and, accordingly, are included in the fiscal 2000 calculation of net income (loss) per diluted share. For the fiscal 1999 calculation the convertible subordinated notes are not dilutive potential common shares and, accordingly, are excluded from the calculation of net income (loss) per diluted share. Options to purchase approximately 2,926,021 shares at an average price of $30.14 per share were outstanding at January 31, 2000. Options to purchase 2,545,000 shares at an average price of $16.62 per share were outstanding at January 31, 1999 but were not included in the computation of diluted net income because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following table sets forth the computation of basic and dilutive earnings per share (in thousands), except per share amounts:


                                                                   THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                                   ------------------
                                                                    2000       1999
                                                                   -------   --------
 Numerator:

   Numerator for basic and diluted net income (loss) per share-
   net income (loss) ..........................................   $ 16,862   $ (6,554)
                                                                  --------   --------
Denominator:
   Denominator for basic net income (loss) per share-
   weighted-average shares ....................................     21,952     20,418
Effect of dilutive securities-employee stock options ..........      1,557         --
Effect of dilutive securities-subordinated convertible notes ..        244         --

Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions ...............     23,753     20,418
                                                                   -------   --------
   Basic net income (loss) per share ..........................   $   0.77   $ ( 0.32)
                                                                   =======   ========
   Diluted net income (loss) per share ........................   $   0.71   $ ( 0.32)
                                                                   =======   ========

4. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company is currently evaluating whether to adopt the new statement earlier than is required. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change if any, in its revenue policy resulting from SAB 101 will be reported as a change in accounting principle. The Company is assessing the impact of SAB 101 on its financial statements.

5.    CONTINGENCIES

        The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

6.    SPECIAL CHARGES

        At January 31, 1999, approximately $1.5 million in accrued liabilities related to special charges recorded in 1998 remained on the Company's balance sheet, primarily representing rent on excess facilities. The cash expenditures associated with these obligations occurred in fiscal 1999. Cash expenditures, associated with the special charges, during the first fiscal quarter of 1999 were approximately $3.0 million, relating primarily to supplier commitments and excess facilities.

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss and changes thereto consist of:

                                                             FISCAL YEARS ENDED
                                     FISCAL QUARTER              OCTOBER 31,
                                     ENDED JANUARY           ------------------
                                          31, 2000            1999        1998
                                     --------------          ------------------


Beginning balance gain (loss) ......          ($661)          ($241)        $--
Unrealized gain (loss) on available-
for-sale securities ................           (376)           (517)         --
Currency translation adjustment ....             42              97        (241)
                                              -----           -----       -----
Total ..............................          ($995)          ($661)      ($241)
                                              =====           =====       =====

8.    SUBSEQUENT EVENTS

        On February 25, 2000, the Company issued an aggregate of 2,645,000 shares of its common stock in a public offering at $115 per share. The net proceeds to the Company after expenses was approximately $288 million.

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

        The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                         THREE MONTHS ENDED
                                                             JANUARY 31,
                                                        ---------------------
                                                        2000            1999
                                                        -----           -----
                                                               UNAUDITED
                                                              -----------
Net sales .........................................     100.0%          100.0%
Cost of goods sold ................................      42.3            57.7
                                                        -----           -----
Gross margin ......................................      57.7            42.3
Operating expenses
   Research and development .......................      13.7            34.0
   Selling, general, and administrative ...........      19.0            46.2
                                                        -----           -----
      Operating expenses ..........................      32.7            80.2
                                                        -----           -----
Operating income (loss) ...........................      25.0           (37.9)
Interest and other income (expenses), net .........       0.7            (1.1)
                                                        -----           -----
Income (loss) before income tax provision (benefit)      25.7           (38.9)
Income tax provision (benefit) ....................       9.1           (14.1)
                                                        -----           -----
Net income (loss) .................................      16.6%          (24.8%)
                                                        =====           =====


RESULTS OF OPERATIONS

NET SALES

        Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $101.8 million for the first quarter of fiscal 2000, representing an increase of 284% from the net sales of $26.5 million in the comparable period of fiscal 1999. During fiscal 1999 and into the first quarter of fiscal 2000, our net sales improved each sequential quarter because of three principal factors:

        -  a significant increase in the worldwide demand for semiconductor ATE;

        - improved business and economic conditions in Asia and particularly in Taiwan; and

        - the launch of three major products: the Valstar high-performance digital tester, the Quartet high-performance mixed signal tester and the Kalos memory tester.

        These factors resulted in our experiencing increasing net sales activity through fiscal 1999 and into the first quarter of fiscal 2000. The improved worldwide demand for semiconductor ATE has led to customers purchasing for increased capacity and the launch of our new products has led to some customers purchasing products with new features or capabilities.

     International net sales accounted for approximately 78%, 64% and 69% of total net sales in the first fiscal quarter of 2000 and fiscal years 1999 and 1998, respectively. Our net sales to the Asia Pacific region accounted for approximately 70%, 55% and 60% of total net sales in the first fiscal quarter of 2000 and fiscal years 1999 and 1998, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur, which could materially adversely affect demand for our products.

     Our net sales by product line in the first fiscal quarter of 2000 and fiscal years 1999 and 1998 consisted of:

                                                        FISCAL YEARS ENDED
                                 FISCAL QUARTER            OCTOBER 31,
                                 ENDED JANUARY      ---------------------------
                                   31, 2000            1999            1998
                              -------------------   ------------    ------------
  Mixed-Signal                               67%            65%             66%
  Logic                                       16             16              18
  Memory                                       9              7               4
  Service and software                         8             12              12
                              -------------------   ------------    ------------
  Total                                     100%           100%            100%
                              ===================   ============    ============

       The increase in the memory percentage and the high percentage of net sales attributable to mixed-signal products is principally derived from the sales of the new Kalos and Quartet products. Revenues from software were not material to our operations in the first fiscal quarter of 2000 and fiscal years 1999 and 1998, representing less than 4% of our net sales in each period.

GROSS MARGIN

       The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 57.7% for the first quarter of fiscal 2000, compared with 42.3% for the first quarter of fiscal 1999 and 51.7% for all of fiscal 1999. The increase in gross margin as a percent of sales was due to significantly lower average selling prices in fiscal 1999 as well as higher costs caused by under-absorption of manufacturing expenses and product development delays.

RESEARCH AND DEVELOPMENT

       Research and development ("R&D") expenses were $13.9 million in the first quarter of fiscal 2000, an increase of $4.9 million or 54.8% over the same period of fiscal 1999. The lower level of spending in 1999 reflects cutbacks in project expenses as well as savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. These project expense cutbacks were initiated in fiscal 1998 while the Company was reacting to a severe downturn in the industry. As a percentage of net sales, R&D expenses were 13.7% for the first quarter of fiscal 2000, a decrease from 34.0% in the first quarter of fiscal 1999. The decrease in these expenses as a percentage of net sales is attributable primarily to the significant lower net sales in the first quarter of fiscal 1999 as compared with the comparable period of fiscal 2000. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. These investments typically include hiring additional staff as well as contracting specific projects to outside parties. Accordingly, the Company expects these expenses to increase in absolute dollars for the remainder of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses ("SG&A") were $19.3 million in the first quarter of fiscal 2000, representing a $7.1 million or 58.2% increase from the comparable period of fiscal 1999. The lower spending in 1999 was primarily due to reduced sales commissions on lower sales volume and reduced payroll related expenses due to reduced headcount and due to the savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. As a percentage of net sales, SG&A expenses were 19.0% for the first quarter of fiscal 2000, compared with 46.2% for the corresponding period in fiscal 1999. This decrease as a percentage of net sales is primarily due to the increase in net sales. The Company expects SG&A expenses for the remainder of fiscal 1999 to increase in absolute dollars as we hire additional staff and incur additional expense to support the current business activity.

INTEREST AND OTHER INCOME EXPENSES, NET

     The Company generated net interest and other income (expense) of $0.7 million for the first quarter of fiscal 2000, as compared to ($0.3) million for the first quarter of fiscal 1999. The improvement is primarily due to lower interest expense caused by lower average debt balances.

INCOME TAXES

     The Company's estimated effective tax rate for the first quarter of fiscal 2000 was 35.5%, compared to 36% in the first three months of fiscal 1999. The tax rate is computed based on projected fiscal year book income or loss. Realization of the net deferred tax assets at January 31, 1999, is dependent on the Company's ability to generate approximately $40,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. A valuation allowance was established in both fiscal 1999 and 1998 to offset a portion of the deferred tax assets attributable to the in-process research and development. Due to the period over which these tax benefits will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $0.8 million and $1.3 million for the three months ended January 31, 2000 and 1999, respectively. Net cash flows used in operating activities for the first quarter of 2000 was primarily due to an increase in working capital amounts of $23.6 million, offset by net income before depreciation and amortization of $23.2 million. The increased requirement for working capital reflects the Company's current higher business activity levels in fiscal 2000.

     Investing activities used net cash flows of approximately $13.8 million and provided $10.0 million in the three months ended January 31, 2000 and 1999, respectively. For fiscal 2000, approximately $9.4 million was for net purchases of available-for-sale securities and $5.0 million was for purchases of property and equipment to support the Company's business.

     Net cash flows from financing activities provided $5.4 million and $1.3 million for the three months ended January 31, 2000 and 1999, respectively. These net cash flows represent the issuance of common stock through the Company's employee equity plans.

     As of January 31, 2000, the Company had working capital of approximately $171.7 million, including cash and short-term investments of $68.6 million, and accounts receivable and inventories representing $149.4 million. The Company expects its accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $69.1 million as of January 31, 2000 increased from $61.0 million as of October 31, 1999.

     The Company's principal sources of liquidity as of January 31, 2000 consisted of approximately $42.9 million of cash and cash equivalents, short-term investments of $25.7 million and $20.0 million available under the Company's unsecured working capital line of credit expiring on July 22, 2000. In addition, the Company has $73.5 million of available-for-sale securities, classified as long-term at January 31, 2000. No amounts were outstanding under the unsecured line of credit.

     On February 25, 2000, the Company issued an aggregate of 2,645,000 shares of its common stock in a public offering at $115 per share. The net proceeds to the Company after expenses was approximately $288 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company is currently evaluating whether to adopt the new statement earlier than is required. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change if any, in its revenue policy resulting from SAB 101 will be reported as a change in accounting principle. The Company is assessing the impact of SAB 101 on its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company's investments consists primarily of commercial paper, medium term notes, asset backed securities, US. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and long-term debt obligations (in thousands, except percent amounts):


                                     2000         2001         2002        2003        2004      Thereafter
                                  ----------    -----------  ----------  ----------  ---------  ------------
Cash Equivalents
         Fixed rate                 $ 42,914           -            -           -           -           -
         Average rate                   5.65%          -            -           -           -           -
Short term investments
         Fixed rate                 $ 23,209     $ 2,502            -           -           -           -
         Average rate                   6.35%       6.16%           -           -           -           -
Long term investments
         Fixed rate               $        -    $ 42,591     $ 15,100     $ 6,541     $ 4,003     $ 5,249
         Average rate                      -        6.20%        6.41%       5.97%       7.28%       6.28%
                                  ------------ ------------ ----------- ----------- ----------- -------------

Total investment securities          $66,123    $ 45,093     $ 15,100     $ 6,541     $ 4,003     $ 5,249
Average rate                            5.90%       6.20%        6.41%       5.97%       7.28%       6.28%

Long term debt - Fixed rate                -          -       $96,610           -           -           -
         Average rate                      -          -          5.25%          -           -           -


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

     The Company has no cash flow exposure due to rate changes for its $96.6 million Convertible Subordinated Notes. The Company has a $20 million line of credit under which it can borrow either at the bank's prime rate or the LIBOR rate. As of January 31, 2000, the Company had no borrowings under its line of credit.

RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

                        1997                        1998                        1999               2000
                    Q2   Q3   Q4             Q1   Q2   Q3    Q4          Q1   Q2   Q3   Q4          Q1
Net Sales           43   51   69             82   75   37    22          26   38   52   80         102
Net Income (loss)    3   (1)   7              9    9  (34)  (11)         (7)  (5)   3    8          17

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

     -    supply constraints;

     -    integration into our new facilities in Oregon;

     -    the implementation of our new ERP system;

     - patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

     - changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

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

     - natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities; and

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

     -    facility relocations and expansions.

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

     -    capital equipment purchases and world-wide training; and

     -    customer support and service.

     As a result, we cannot be certain that we will be profitable in the future.

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

       We believe that some of our customers may from time to time, place orders with us for more systems than they will ultimately require, or they will order a more rapid delivery than they will ultimately require. For this reason, our backlog may include customer orders in excess of those actually delivered to them or other customers.

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

       We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, the Asian financial crisis contributed to widespread uncertainty and, in part, a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE which we sell. This industry slowdown had and may in the future have a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

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

SIGNIFICANT DELAYS CAN OCCUR BETWEEN THE TIME WE INTRODUCE A SYSTEM AND THE TIME WE ARE ABLE TO PRODUCE THAT SYSTEM IN VOLUME

       We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. We have experienced significant delays in the introduction of our VS2000 and Kalos series testers as well as certain enhancements to our existing testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. We have incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

       One distributor, Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 46%, 39%, 34% and 30% of our net sales in the first quarter of fiscal 2000 and fiscal years 1999, 1998, and 1997, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for at least a majority of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox or any other significant customer, including losses, the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY EFFECT OUR REPORTED RESULTS OF OPERATIONS

     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, in-process research and development charges, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on our reported financial results or on the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO ADDITIONAL RISKS

     International sales accounted for approximately 78%, 64%, 69% and 70% of our total net sales for the first quarter of fiscal 2000 and fiscal years 1999, 1998 and 1997, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 70%, 55%, 60% and 66% of our total net sales in the first quarter of fiscal 2000 and fiscal years 1999, 1998 and 1997, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The recent Asian financial crisis contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations.

     In addition, one of our major distributors, Spirox Corporation, is a Taiwanese based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on the Company's business, financial condition or results of operations.

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

     -    research and development and worldwide training; and

     -    customer service and support.

     We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes, we currently have outstanding $96.6 million of these notes which resulted in a ratio of long-term debt to total capitalization at January 31, 2000 of approximately 32%. As a result, our principal and interest obligations are substantial. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted. We may exchange notes for shares of our common stock or may refinance, exchange or redeem the notes, which may also dilute stockholders and may make it difficult for us to obtain additional future financing, if needed.

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

A VARIETY OF FACTORS MAY CAUSE THE PRICE OF OUR STOCK TO BE VOLATILE

     In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1999, the price of our common stock ranged from a high of $49.88 to a low of $14.38. In fiscal 2000 through March 7, 2000, the price of our common stock ranged from a high of $140.88 to a low of $44.44. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

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

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

     Provisions of our amended and restated certificate of incorporation, shareholders rights plan, equity incentive plans, bylaws and Delaware law may discourage transactions involving a change in corporate control. In addition to the foregoing, our classified board of directors, the stockholdings of our officers, directors and persons or entities that may be deemed affiliates, our shareholder rights plan and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party to acquire us and may adversely affect the voting and other rights of holders of our common stock.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index on page 27.

     (b) The Company filed a report on Form 8-K on February 9, 2000 announcing the financial results for its first quarter ended January 31, 2000.

     (c) The Company filed a report on Form 8-K on January 31, 2000 reporting the filing of a registration statement for a proposed follow-on offering of common stock.

     (c) The Company filed a report on Form 8-K on December 15, 1999 reporting its financial results for the fourth fiscal quarter and fiscal year ended October 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CREDENCE SYSTEMS CORPORATION
                                      ------------------------------------
                                                 (Registrant)



           March 9, 2000                        /S/ DENNIS P. WOLF
     ------------------------         ------------------------------------
               Date                               Dennis P. Wolf
                                    Dennis P. Wolf, Executive Vice President
                                      Chief Financial Officer and Secretary

EXHIBIT INDEX

EXHIBIT
NUMBER
-------

 27.1      EDGAR Financial Data Schedule