Form 10-Q
period 2000-04-30
CREDENCE SYSTEMS CORP
filed 2000-06-13
CIK 893162

===============================================================================================================

                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549

                                                --------------


                                                   FORM 10-Q

                                                --------------


(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                                      OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                                        COMMISSION FILE NUMBER 0-22366

                                                --------------

                                         CREDENCE SYSTEMS CORPORATION
                            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                                --------------



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

                       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (510) 657-7400
                                                --------------



---------------------------------------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /


                                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      At June 2, 2000, there were approximately 49,726,321 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

===============================================================================================================

                          CREDENCE SYSTEMS CORPORATION

                                      INDEX


                                                                                                                            Page No.
                                                                                                                            --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.................................................................................................... 3

        Condensed Consolidated Balance Sheets................................................................................... 3

        Condensed Consolidated Statements of Operations......................................................................... 4

        Condensed Consolidated Statements of Cash Flows......................................................................... 5

        Notes to Condensed Consolidated Financial Statements.................................................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................................... 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................................................................... 23

Item 2. Changes in Securities.................................................................................................. 23

Item 3. Defaults upon Senior Securities........................................................................................ 23

Item 4. Submission of Matters to a Vote of Securityholders..................................................................... 23

Item 5. Other Information...................................................................................................... 24

Item 6. Exhibits and Reports on Form 8-K....................................................................................... 24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CREDENCE SYSTEMS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                          APRIL 30,  OCTOBER 31,
                                                                           2000      1999(a)
                                                                          --------   --------
ASSETS                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................    $201,334   $ 52,104
  Short-term investments..............................................      66,414     39,774
  Accounts receivable, net............................................     131,141     71,506
  Inventories.........................................................      55,701     40,284
  Other current assets................................................      23,954     24,045
                                                                          --------   --------
    Total current assets..............................................     478,544    227,713
Long-term investments.................................................     181,028     50,005
Property and equipment, net...........................................      48,850     43,063
Other assets..........................................................      20,291     19,639
                                                                          --------   --------
    Total assets......................................................    $728,713   $340,420
                                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................    $ 40,461   $ 23,611
  Accrued liabilities.................................................      38,260     31,163
  Income taxes payable................................................      17,401      6,212
                                                                          --------   --------
    Total current liabilities.........................................      96,122     60,986
Convertible subordinated notes........................................      96,249     96,610
Other liabilities.....................................................         867      1,134
Minority interest.....................................................         330        282
Stockholders' equity..................................................     535,145    181,408
                                                                          --------   --------
    Total liabilities and stockholders' equity........................    $728,713   $340,420
                                                                          ========   ========


                             SEE ACCOMPANYING NOTES.

--------------
 (a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K/A for the year ended October 31, 1999.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         APRIL 30,                APRIL 30,
                                                                    ---------------------    --------------------
                                                                      2000        1999        2000        1999
                                                                    ---------   ---------    ---------   ---------
Net sales.......................................................    $153,754    $ 38,100     $255,522    $ 64,590
Cost of goods sold..............................................      62,796      19,001      105,819      34,277
                                                                    ---------   ---------    ---------   ---------
Gross margin....................................................      90,958      19,099      149,703      30,313
Operating expenses:
   Research and development.....................................      16,880       9,146       30,817      18,149
   Selling, general and administrative..........................      24,891      13,872       44,235      26,103
   Special charges..............................................          --       6,231           --       6,231
                                                                    ---------   ---------    ---------   ---------
     Total operating expenses...................................      41,771      29,249       75,052      50,483
                                                                    ---------   ---------    ---------   ---------
Operating income (loss).........................................      49,187     (10,150)      74,651     (20,170)
Interest and other income (expenses), net.......................       2,809         240        3,492         (61)
                                                                    ---------   ---------    ---------   ---------
Income (loss) before income tax provision (benefit).............      51,996      (9,910)      78,143     (20,231)
Income tax provision (benefit)..................................      18,458      (3,571)      27,740      (7,300)
Minority interest (benefit).....................................          44          (8)          47         (46)
                                                                    ---------   ---------    ---------   ---------
Net income (loss) before extraordinary items....................      33,494      (6,331)      50,356     (12,885)
Gain on extinguishment of debt (net of taxes of $652) ..........          --       1,158           --       1,158
                                                                    ---------   ---------    ---------   ---------
Net income (loss)...............................................    $ 33,494    $ (5,173)    $ 50,356    $(11,727)
                                                                    =========   =========    =========   =========
Net income (loss) per share
   Basic (before extraordinary items)...........................    $   0.70    $  (0.15)    $   1.10    $  (0.31)
   Basic (extraordinary items)..................................          --    $   0.03           --    $   0.03
                                                                    ---------   ---------    ---------   ---------
   Basic........................................................    $   0.70    $  (0.12)    $   1.10    $  (0.28)
                                                                    =========   =========    =========   =========
   Diluted (before extraordinary items).........................    $   0.63    $  (0.15)    $   1.00    $  (0.31)
   Diluted (extraordinary items)................................          --    $   0.03           --    $   0.03
                                                                    ---------   ---------    ---------   ---------
   Diluted......................................................    $   0.63    $  (0.12)    $   1.00    $  (0.28)
                                                                    =========   =========    =========   =========
Number of shares used in computing per share amount
   Basic........................................................      47,984      41,622       45,900      41,220
                                                                    =========   =========    =========   =========
   Diluted......................................................      53,010      41,622       50,386      41,220
                                                                    =========   =========    =========   =========


                             SEE ACCOMPANYING NOTES.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (UNAUDITED, IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 APRIL 30,
                                                                                           ----------------------
                                                                                             2000         1999
                                                                                           ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...................................................................    $  50,356    $(11,727)
   Adjustments to reconcile net income (loss) to net cash used in operating activity
     Depreciation and amortization.....................................................       12,609      10,445
     Special charges...................................................................           --       6,231
     (Gain) loss on disposal of property and equipment.................................         (277)        700
     Gain on extinguishment of debt....................................................           --      (1,810)
     Minority interest.................................................................            3         (46)
     Changes in operating assets and liabilities:
       Accounts receivable, inventories and other current assets.......................      (79,137)     14,570
       Accounts payable, accrued liabilities and income taxes payable..................       42,486        (234)
                                                                                          ----------   ---------
         Net cash provided by operating activities.....................................       26,040      18,129
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities..........................................     (189,545)    (50,336)
   Maturities of available-for-sale short-term securities..............................       14,350      29,757
   Sales of available-for-sale securities..............................................       17,532      17,488
   Acquisition of property and equipment...............................................      (11,474)    (10,068)
   Other assets........................................................................       (3,737)     (1,635)
   Proceeds from sale of property and equipment........................................          616          --
                                                                                          ----------   ---------
         Net cash used in investing activities.........................................     (172,258)    (14,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common & treasury stock.................................................      295,635       4,989
   Other...............................................................................         (187)        (21)
                                                                                           ---------    --------
         Net cash provided by financing activities.....................................      295,448       4,968
                                                                                           ---------    --------
Net increase in cash and cash equivalents..............................................      149,230       8,303
Cash and cash equivalents at beginning of period.......................................       52,104      48,391
                                                                                           ---------    --------
Cash and cash equivalents at end of period.............................................    $ 201,334      56,694
                                                                                           =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid.......................................................................    $   2,536    $  3,108
   Income taxes paid (refunded) .......................................................    $   9,062    $(17,227)
NONCASH ACTIVITIES:
   Net transfers of inventory to property and equipment................................    $   3,709    $  2,521
   Income tax benefit form stock option exercises......................................    $   7,399    $    576
   Issuance of common or treasury stock for convertible subordinated notes.............    $     579    $  7,040
   Exchange of convertible sub. notes for common stock plus issuance costs.............    $    (579)   $ (8,850)

                            SEE ACCOMPANYING NOTES.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       QUARTERLY FINANCIAL STATEMENTS

     The condensed consolidated financial statements and related notes for the three and six months ended April 30, 2000 and 1999 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three and six months ended April 30, 2000 and 1999 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1999 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration, lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, transition in our executive management, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K/A or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

     USE OF ESTIMATES--The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2.       INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. The October 31, 1999 inventory balances have been restated to reflect a reclassification of receivable balances with subcontract manufacturers. These amounts have been reclassified from inventory to other current assets in the balance sheet. Inventories consist of the following (in thousands):

                                                                           APRIL 30,    OCTOBER 31,
                                                                             2000          1999
                                                                           ----------   -----------
                                                                           (UNAUDITED)
Raw materials..........................................................    $  24,038    $   13,772
Work-in-process........................................................       23,477        21,281
Finished goods.........................................................        8,186         5,231
                                                                           ----------   -----------
             Total.....................................................    $  55,701    $   40,284
                                                                           ==========   ===========

3.       NET INCOME (LOSS) PER SHARE

     On March 23, 2000, the Company announced a two-for-one stock split effected by a stock dividend paid on May 17, 2000. All share and per share data has been adjusted to give effect to the stock split. Net income (loss) per basic share is based upon the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company's convertible subordinated notes are potential dilutive common shares and, accordingly, are included in the fiscal 2000 calculation of net income per diluted share. For the fiscal 1999 calculation, the convertible subordinated notes are not dilutive potential common shares and, accordingly, are excluded from the calculation of net income (loss) per diluted share. Options to purchase approximately 4,024,000 shares at an average price of $8.40 per share were outstanding at April 30, 1999 but were not included in the computation of diluted net loss per share because options are antidilutive in periods when the Company incurs a net loss. The following table sets forth the computation of basic and dilutive earnings per share (in thousands), except per share amounts:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             APRIL 30,             APRIL 30,
                                                        --------------------  ---------------------
                                                          2000       1999       2000        1999
                                                        ---------   --------  ---------   ---------
Numerator:
   Numerator for basic and diluted net income (loss)
     per share--net income (loss).....................   $ 33,494    $(5,173)  $ 50,356    $(11,727)
                                                        ---------   --------  ---------   ---------
Denominator:
   Denominator for basic net income (loss) per
     share--weighted-average shares...................     47,984     41,622     45,900      41,220
   Effect of dilutive securities--employee stock
     options.........................................       3,738         --      3,554          --
   Effect of dilutive securities--subordinated
     convertible notes...............................       1,288         --        932          --
                                                        ---------   --------  ---------   ---------
Denominator for diluted earnings
   per share--adjusted weighted-average shares and
   assumed conversions...............................      53,010     41,622     50,386      41,220
                                                        ---------   --------  ---------   ---------
   Basic net income (loss) per share.................   $    0.70    $ (0.12)  $   1.10    $  (0.28)
                                                        =========   ========  =========   =========
   Diluted net income (loss) per share...............   $    0.63    $ (0.12)  $   1.00    $  (0.28)
                                                        =========   ========  =========   =========

4.       RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change if any, in its revenue policy resulting from SAB 101 will be reported as a change in accounting principle in the first quarter of fiscal 2001. The Company is assessing the impact of SAB 101 on its financial statements, but currently such impact is uncertain.

5.       CONTINGENCIES

     The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

6.       SPECIAL CHARGES AND EXTRAORDINARY ITEM

     In the second quarter of fiscal 1999, the Company recorded special charges of $6.2 million. These charges were primarily from costs relating to the disposal of excess facilities and severance. Cash expenditures associated with these special charges during the second fiscal quarter of 1999 were approximately $290,000. Approximately $1.8 million of cash expenditures related to excess facilities was paid out in the second half of fiscal year 1999 and the remaining $4.1 million related to non-cash asset disposals.

     During the second quarter of fiscal 1999, the Company recorded an extraordinary gain of $1.2 million, net of tax of $652,000 on the exchange of 328,000 shares of the Company's common stock held in treasury for an aggregate of $9,040,000 of its 5 1/4% Convertible Subordinated Notes due 2002.

7.       ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss and changes thereto consist of:

                                                                                      OCTOBER 31,
                                                                         APRIL 30,  ---------------
                                                                          2000      1999     1998
                                                                         --------   ------   ------
Beginning balance gain (loss)........................................    $  (661)   $(241)   $  --
Unrealized gain (loss) on available for-sale securities..............       (279)    (517)      --
Currency translation adjustments.....................................         47       97     (241)
                                                                         --------   ------   ------
             Total...................................................    $  (893)   $(661)   $(241)
                                                                         ========   ======   ======

8.       SUBSEQUENT EVENTS

     On May 12, 2000, the Company completed the acquisition of TMT, Incorporated for $70 million in cash plus $10 million for the assumption of TMT's outstanding employee stock options. TMT, located in Sunnyvale, CA employs over 100 people and has been in business since 1991. TMT focuses on providing cost-effective test equipment for the high volume RF/wireless semiconductor device market.

     On March 23, 2000 the Company announced a two-for-one stock split effected by a stock dividend paid on May 17, 2000. All share and per share data has been adjusted to give effect to the stock split.

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

     The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                                              THREE MONTHS         SIX MONTHS
                                                                                 ENDED                ENDED
                                                                               APRIL 30,            APRIL 30,
                                                                            -----------------    ----------------
                                                                             2000      1999       2000      1999
                                                                            -------   -------    ------    ------
Net sales..............................................................      100.0%    100.0%    100.0%     100.0%
Cost of goods sold.....................................................       40.8      49.9      41.4       53.1
                                                                            -------   -------    ------    ------
Gross margin...........................................................       59.2      50.1      58.6       46.9
Operating expenses
   Research and development............................................       11.0      24.0      12.1       28.1
   Selling, general and administrative.................................       16.2      36.4      17.3       40.4
   Special charges.....................................................         --      16.4        --        9.6
                                                                            -------   -------    ------    ------
     Operating expenses................................................       27.2      76.8      29.4       78.2
                                                                            -------   -------    ------    ------
Operating income (loss)................................................       32.0     (26.7)     29.2      (31.3)
Interest and other income..............................................        1.8       0.6       1.4        0.0
                                                                            -------   -------    ------    ------
Income (loss) before income tax provision (benefit)....................       33.8     (26.1)     30.6      (31.3)
Income tax provision (benefit).........................................       12.0       9.4      10.9      (11.3)
                                                                            -------   -------    ------    ------
Net income (loss) before extraordinary items...........................       21.8     (16.7)     19.7      (20.0)
                                                                            =======   =======    ======    ======
Gain on extinguishment of debt.........................................         --       3.0%       --        1.8%
                                                                            -------   -------    ------    ------
Net income (loss)......................................................       21.8%    (13.7)%    19.7%     (18.2)%
                                                                            =======   =======    ======    ======

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $153.8 million for the second quarter of fiscal 2000, representing an increase of 304% from the net sales of $38.1 million in the comparable second quarter of fiscal 1999. During fiscal 1999 and into the second quarter of fiscal 2000, our net sales improved each sequential quarter because of three principal factors:

     o    a significant increase in the worldwide demand for semiconductor ATE;

     o improved business and economic conditions in Asia and particularly in Taiwan; and

     o the launch of three major products: the Quartet high-performance mixed signal tester, the Kalos memory tester, and the Valstar high-performance digital tester.

     These factors resulted in our experiencing increasing net sales activity through fiscal 1999 and into the first half of fiscal 2000. The improved worldwide demand for semiconductor ATE has led to customers purchasing for increased capacity and the launch of our new products has led to some customers purchasing products with new features or capabilities.

     International net sales accounted for approximately 83%, 64% and 69% of total net sales in the first six months of 2000 and fiscal years 1999 and 1998, respectively. Our net sales to the Asia Pacific region accounted for approximately 75%, 55% and 60% of total net sales in the first six months of fiscal 2000 and fiscal years 1999 and 1998, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur, which could materially adversely affect demand for our products.

     Our net sales by product line in the first six months of fiscal 2000 and fiscal years 1999 and 1998 consisted of:

                                                                                         FISCAL
                                                                              SIX        YEARS
                                                                             MONTHS      ENDED
                                                                             ENDED      OCTOBER 31,
                                                                            APRIL 30,  ------------
                                                                              2000     1999   1998
                                                                            --------   ----   -----
Mixed-Signal............................................................         68%    65%     66%
Logic...................................................................         17     16      18
Memory..................................................................          9      7       4
Service and software....................................................          6     12      12
                                                                            --------   ----   -----
Total...................................................................        100%   100%    100%
                                                                            ========   ====   =====

     The increase in the memory percentage and the high percentage of net sales attributable to mixed-signal products is principally derived from the sales of the new Kalos and Quartet products. Revenues from software were not material to our operations in the first half of fiscal 2000 and fiscal years 1999 and 1998, representing no more than 4% of our net sales in each period.

GROSS MARGIN

     The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 59.2% and 58.6% for the three and first six months ended April 30, 2000, respectively, compared with 50.1%, 46.9%, and 51.7% for the three months, six months, and year ended April 30, 1999, respectively. The increase in gross margin as a percent of sales was due to lower average selling prices in fiscal 1999 as well as significantly higher costs caused by under-absorption of manufacturing expenses and product development delays.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $30.8 million in the first six months of fiscal 2000, an increase of $12.7 million or 70% over the same period of fiscal 1999. The lower level of spending in 1999 reflects cutbacks in project expenses as well as savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. These project expense cutbacks were initiated in fiscal 1998 while the Company was reacting to a severe downturn in the industry. As a percentage of net sales, R&D expenses were 12.1% for the first six months of fiscal 2000, a decrease from 28.1% in the first six months of fiscal 1999. The decrease in these expenses as a percentage of net sales is attributable primarily to the significant lower net sales in the first six months of fiscal 1999 as compared with the same period of fiscal 2000. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. These investments typically include hiring additional staff as well as contracting specific projects to outside parties. Accordingly, the Company expects these expenses to increase in absolute dollars for the remainder of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $44.2 million in the first six months of fiscal 2000, representing an $18.1 million or 69% increase from the comparable period of fiscal 1999. The lower spending in 1999 was primarily due to reduced sales commissions on lower sales volumes and reduced payroll related expenses from reduced headcount as well as the savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. As a percentage of net sales, SG&A expenses were 17.3% for the first six months of fiscal 2000, compared with 40.4% for the corresponding period in fiscal 1999. This decrease as a percentage of net sales is attributable primarily to the significantly lower net sales in the first six months of fiscal 1999 as compared with the same period of fiscal 2000. The Company expects SG&A expenses for the remainder of fiscal 2000 to increase in absolute dollars as we hire additional staff and incur additional expense to support the current business activity.

INTEREST AND OTHER INCOME EXPENSES, NET

     The Company generated net interest and other income of $3.5 million for the first six months of fiscal 2000, as compared to a loss of $0.1 million for the first six months of fiscal 1999. The increase is primarily due to lower interest expense caused by lower average debt balances as well as higher interest income generated by larger cash and investment balances. The Company received approximately $288 million on February 25, 2000 when an aggregate of 5,290,000 shares of common stock were issued in a public offering at $57.50 per share.

INCOME TAXES

     The Company's estimated effective tax rate for the first six months of fiscal 2000 was 35.5%, compared to 36% in the first six months of fiscal 1999. The tax rate applied to pre-tax book income for the first six months is computed based on a projected effective tax rate for the year. Realization of the net deferred tax assets at April 30, 2000, is dependent on the Company's ability to generate approximately $40,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. A valuation allowance was established in both fiscal 1999 and 1998 to offset a portion of the deferred tax assets attributable to the in-process research and development. Due to the period over which these tax benefits will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $26.0 million and $18.1 million for the six months ended April 30, 2000 and 1999, respectively. Net cash flows provided by operating activities for the first six months of fiscal 2000 was primarily due to net income before depreciation and amortization of $64.2 million, offset by a net increase in operating assets and liabilities of $37.3 million. The increased requirement for net operating assets and liabilities reflects the Company's current higher business activity levels in fiscal 2000.

     Investing activities used net cash flows of approximately $172.3 million and $14.8 million in the six months ended April 30, 2000 and 1999, respectively. For fiscal 2000, approximately $157.7 million was for net purchases of available-for-sale securities and $11.5 million was for purchases of property and equipment to support the Company's business.

     Net cash flows from financing activities provided $295.6 million and $5.0 million for the six months ended April 30, 2000 and 1999, respectively. The increase in net cash flows primarily represent the issuance of common stock through the public offering on February 25, 2000 of approximately $288 million, as well as issuances under the Company's employee equity plans.

     As of April 30, 2000, the Company had working capital of approximately $382.4 million, including cash and short-term investments of $267.7 million, and accounts receivable and inventories representing $186.8 million. The Company expects its accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $96.1 million as of April 30, 2000 increased from $61 million as of October 31, 1999.

     The Company's principal sources of liquidity as of April 30, 2000 consisted of approximately $201.3 million of cash and cash equivalents, short-term investments of $66.4 million and $20.0 million available under the Company's unsecured working capital line of credit expiring on July 22, 2000. In addition, the Company has $181.0 million of available-for-sale securities, classified as long-term at April 30, 2000. No amounts were outstanding under the unsecured line of credit.

     On February 25, 2000, the Company issued an aggregate of 5,290,000 shares of its common stock in a public offering at $57.50 per share. The net proceeds to the Company after expenses was approximately $288 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change if any, in its revenue policy resulting from SAB 101 will be reported as a change in accounting principle in the first quarter of fiscal 2001. The Company is assessing the impact of SAB 101 on its financial statements, but currently such impact is uncertain.

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

                                                2000         2001        2002      2003       2004    THEREAFTER
                                              ----------  -----------  --------- ---------- --------- -----------
Cash Equivalents
   Fixed rate................................. $ 201,334           --         --         --        --          --
   Average rate...............................      5.94%          --         --         --        --          --
Short term investments
   Fixed rate................................. $  40,396   $   26,018         --         --        --          --
   Average rate...............................      6.81%        6.11%        --         --        --          --
Long term investments
   Fixed rate................................. $   8,269   $   83,347   $ 44,531  $  29,464  $  3,498  $   11,919
   Average rate...............................      6.59%        6.17%      5.45%      6.38%     7.16%       6.37%
                                              ----------  -----------  --------- ---------- --------- -----------
Total investment securities................... $ 249,999   $  109,365   $ 44,531  $  29,464  $  3,498  $   11,919
Average rate..................................      6.10%        6.16%      5.45%      6.38%     7.16%       6.37%
Long term debt--Fixed rate.....................       --           --   $ 96,249         --        --          --
   Average rate...............................        --           --       5.25%        --        --          --

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

     The Company has no cash flow exposure due to rate changes for its $96.2 million Convertible Subordinated Notes. The Company has a $20 million line of credit under which it can borrow either at the bank's prime rate or the LIBOR rate. As of April 30, 2000, the Company had no borrowings under its line of credit.

                                  RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

                                     [GRAPH]

     A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for a number of reasons, including:

     o economic conditions in the semiconductor industry in general and capital equipment industry specifically;

     o manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

     o timing of new product announcements and new product releases by us or our competitors;

     o market acceptance of our new products and enhanced versions of existing products;

     o manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

     o write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

     o  supply constraints;

     o  ability to obtain adequate facilities;

     o patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

     o changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

     o  expenses associated with acquisitions and alliances;

     o operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

     o the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, product discounts;

     o natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities; and

     o  ability to hire and retain employees in a competitive market.

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

     o  production volumes;

     o  new product introductions;

     o  product reliability;

     o  absorption levels and the rate of capacity utilization;

     o  customization and reconfiguration of systems;

     o  international and domestic sales mix and field service margins; and

     o  facility relocations and expansions.

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

     We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. These other expenditures include:

     o  research and development;

     o  distribution channels;

     o  marketing and other expenses for new products;

     o  capital equipment purchases and world-wide training; and

     o  customer support and service.

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

     We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, the 1997/1998 Asian financial crisis contributed to widespread uncertainty and, in part, a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE which we sell. This industry slowdown had and may in the future have a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

WE HAVE EXPERIENCED OVER THE LAST SEVERAL YEARS SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND INCREASED THE SCALE OF OPERATIONS

     In fiscal 2000, we have generated revenue of $101.8 million in the first fiscal quarter and $153.8 million in the second fiscal quarter, a sequential increase of 51%. In fiscal 1999, we generated revenue of $26.5 million in the first quarter and $80.2 million in the fourth quarter, an increase of 203%. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73%. Since 1993, except for cost-cutting efforts during fiscal 1998 and most of 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the new facilities in Oregon, a new ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are placing a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

WE ARE EXPANDING AND INTEND TO CONTINUE THE EXPANSION OF OUR PRODUCT LINES

     We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 1999, we launched three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs, to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new hardware and software product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

     We face substantial competition from ATE manufacturers throughout the world, as well as several of our customers. We do not currently compete in the testing of microprocessors, linear ICs or DRAMs. Moreover, a substantial portion of our net sales are derived from sales of mixed-signal testers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have recently introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

     Moreover, our business, financial condition, or results of operations could continue to be materially adversely affected by increased competitive pressure and continued intense price-based competition. We have experienced and continue to experience significant price competition in the sale of our testers. In addition, pricing pressures typically become more intense at the end of a product's life cycle and as competitors introduce more technologically advanced products. We believe that, to be competitive, we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide. We cannot be certain that we will be able to compete successfully in the future.

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

WE RELY ON SPIROX CORPORATION FOR A SIGNIFICANT PORTION OF OUR REVENUES AND THE TERMINATION OF THIS DISTRIBUTION RELATIONSHIP WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS

     One distributor, Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 54%, 39%, 34% and 30% of our net sales in the first half of fiscal 2000 and fiscal years 1999, 1998, and 1997, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox or any other significant customer, including losses, the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO ADDITIONAL RISKS

     International sales accounted for approximately 83%, 64%, 69% and 70% of our total net sales for the first half of fiscal 2000 and fiscal years 1999, 1998 and 1997, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 75%, 55%, 60% and 66% of our total net sales in the first half of fiscal 2000 and fiscal years 1999, 1998 and 1997, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations.

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

OUR HIGH CAPITAL EXPENDITURES MAY REQUIRE US TO OBTAIN ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE ON TERMS SATISFACTORY TO US

     Developing and manufacturing new ATE systems and enhancements is highly capital intensive. In order to be competitive, we must make significant investments in, among other things:

     o  capital equipment;

     o  expansion of operations;

     o  systems;

     o  procedures and controls;

     o  research and development and worldwide training; and

     o  customer service and support.

     We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes, we currently have outstanding $96.2 million of these notes which resulted in a ratio of long-term debt to total capitalization at April 30, 2000 of approximately 15%. As a result, our principal and interest obligations are substantial. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted. We may exchange notes for shares of our common stock or may refinance, exchange or redeem the notes, which may also dilute stockholders and may make it difficult for us to obtain additional future financing, if needed.

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

A VARIETY OF FACTORS MAY CAUSE THE PRICE OF OUR STOCK TO BE VOLATILE

     In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1999, the price of our common stock ranged from a closing high of $24.94 to a closing low of $7.19. In fiscal 2000 through May 25, 2000, the price of our common stock ranged from a closing high of $74.60 to a closing low of $22.22. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

     We believe that fluctuations of our stock price may be caused by a variety of factors, including:

     o  announcements of developments related to our business;

     o  fluctuations in our financial results;

     o general conditions or developments in the semiconductor and capital equipment industry and the general economy;

     o  sales or purchases of our common stock in the marketplace;

     o announcements of our technological innovations or new products or enhancements or those of our competitors;

     o  developments in patents or other intellectual property rights;

     o  developments in our relationships with customers and suppliers; or

     o a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on March 22, 2000:

     1. A proposal to elect two directors to serve for three-year terms ending in 2003 or until their respective successors are elected and qualified, was approved as follows:

     Henk J. Evenhuis              For 40,492,068, Withheld 490,024
     Bernard V. Vonderschmitt      For 40,494,372, Withheld 487,720

     2. A proposal to approve an amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 110,000,000 shares to a total of 150,000,000 shares of Common Stock, was approved as follows:

     In Favor 27,254,120
     Opposed  13,702,808
     Abstain  24,044
     Non-Vote 1,120

     3. A proposal to approve a series of amendments to the Company's 1993 Stock Option Plan (the "1993 Plan") which will (i) increase the number of shares of Common Stock reserved for issuance under the Plan by an additional 500,000 shares, (ii) revise the automatic share increase provisions so that the number of shares of Common Stock reserved under the 1993 Plan will automatically increase on the first trading day of each fiscal year, beginning November 1, 2000, by an amount equal to 3.5% of the total number of shares of the Company's Common Stock outstanding on the last day of the immediately preceding fiscal year, but no such annual increase is to exceed 1,500,000 shares, (iii) increase the number of shares of Common Stock subject to the option grants to be made to the continuing non-employee Board members under the Automatic Option Grant Program from 5,000 shares to 10,000 shares, effective as of the Annual Meeting, and (iv) extend the term of the 1993 Plan from August 30, 2003 to December 31, 2004, was approved as follows:

     In Favor 20,299,798
     Opposed  18,234,264
     Abstain  88,128
     Non-Vote 2,359,902

     4. A proposal to approve a series of amendments to the Company's 1994 Employee Stock Purchase Plan (the "Purchase Plan") which will (i) implement an automatic share increase feature whereby the number of shares of Common Stock reserved under the Purchase Plan will automatically increase on the first trading day of each fiscal year, beginning November 1, 2000, by an amount equal to 0.5% of the total number of shares of the Company's Common Stock outstanding on the last day of the immediately preceding fiscal year, but no such annual increase is to exceed 250,000 shares, (ii) revise the offering periods in effect under the Purchase Plan so that each such period may have a maximum duration of 12 months, with purchases occurring at 6-month intervals during the offering period on the 14th day of February and August each year, and (iii) extend the termination date of the Purchase Plan to August 14, 2010, was approved as follows:

     In Favor 30,360,816
     Opposed  8,183,468
     Abstain  77,906
     Non-Vote 2,359,902

     5. A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending October 31, 2000, was approved as follows:

     In Favor 40,350,902
     Opposed  623,324
     Abstain  7,866

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index on page 26.

     (b) The Company filed a report on Form 8-K on May 12, 2000 announcing the completion of its acquisition of TMT, Inc., a California corporation ("TMT") pursuant to the terms of the previously reported Agreement and Plan of Reorganization dated as of March 27, 2000 (the "Merger Agreement").

     (c) The Company filed a report on Form 8-K on March 28, 2000 announcing the execution of the definitive agreement for the registrant's acquisition of TMT, Inc.

     (d) The Company filed a report on Form 8-K on March 23, 2000 announcing a two-for-one stock split of its Common Stock.

     (e) The Company filed a report on Form 8-K on March 14, 2000 reporting the signing of a Letter of Intent to acquire TMT, Inc.

     (f) The Company filed a report on Form 8-K on March 1, 2000 reporting a follow-on offering of shares of common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CREDENCE SYSTEMS CORPORATION
                                       ------------------------------------
                                                   (Registrant)




            JUNE 13, 2000                       /S/ DENNIS P. WOLF
      ------------------------         -----------------------------------
                Date                              Dennis P. Wolf
                                       Dennis P. Wolf, Executive Vice President,
                                        Chief Financial Officer and Secretary

                                       EXHIBIT INDEX

EXHIBIT
NUMBER
------

  3.1 Amended and Restated Certificate of Incorporation of Credence Systems Corporation

 10.33        Amendment to Graham J. Siddall Employment Agreement

 27.1         EDGAR Financial Data Schedule

 99.1         Amended and Restated 1993 Stock Option Plan

 99.10        Amended and Restated Employee Stock Purchase Plan

 99.21        TMT, Inc. 1996 Stock Option Plan