Form 10-Q
period 2000-07-31
CREDENCE SYSTEMS CORP
filed 2000-09-11
CIK 893162

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-22366

CREDENCE SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-287849
(State or other jurisdiction)	(IRS Employer
of incorporation or organization)	Identification No.)

215 Fourier Ave., Fremont, California	94539
(Address of principal executive offices)	(Zip Code)

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

       At September 4, 2000, there were approximately 50,048,932 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

     CREDENCE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	October 31,
	2000	1999[a]

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,498	$52,104
Short-term investments	142,112	39,774
Accounts receivable, net	160,248	71,506
Inventories	73,392	40,284
Other current assets	24,707	24,045

Total current assets	533,957	227,713
Long-term investments	137,344	50,005
Property and equipment, net	54,488	43,063
Other assets	89,452	19,639

Total assets	$815,241	$340,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,948	$23,611
Accrued liabilities	57,428	31,163
Income taxes payable	13,430	6,212

Total current liabilities	112,806	60,986
Convertible subordinated notes	96,021	96,610
Long term deferred tax liability and other	14,454	1,134
Minority interest	312	282
Stockholders' equity	591,648	181,408

Total liabilities and stockholders' equity	$815,241	$340,420

See accompanying notes.

a)	Derived from the audited consolidated balance sheet included in the Company’s Form 10-K/A for the year ended October 31, 1999.

CREDENCE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
  (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2000	1999	2000	1999

Net sales	$204,000	$52,378	$459,522	$116,968
Cost of goods sold	80,765	24,826	186,584	59,103

Gross margin	123,235	27,552	272,938	57,865
Operating expenses:
Research and development	19,490	9,185	48,176	26,736
Selling, general and administrative	29,885	14,184	74,120	40,287
Amortization of purchased intangibles	3,360	446	5,491	1,044
Acquired in-process research and development	8,282	—	8,282	—
Special charges	—	—	—	6,231

Total operating expenses	61,017	23,815	136,069	74,298

Operating income (loss)	62,218	3,737	136,869	(16,433)
Interest and other income (expenses), net	5,874	(6)	9,366	(67)

Income (loss) before income tax provision (benefit)	68,092	3,731	146,235	(16,500)
Income tax provision (benefit)	27,113	1,352	54,853	(5,948)
Minority interest (benefit)	(18)	15	29	(31)

Net income (loss) before extraordinary items	40,997	2,364	91,353	(10,521)
Gain on extinguishment of debt (net of tax of $275 & $926)	—	488	—	1,646

Net income (loss)	$40,997	$2,852	$91,353	$(8,875)

Net income (loss) per share
Basic (before extraordinary items)	$ 0.82	$0.06	$ 1.94	$ (0.25)
Basic (extraordinary items)	—	0.01	—	0.04

Basic	$ 0.82	$0.07	$ 1.94	$ (0.21)

Diluted (before extraordinary items)	$ 0.74	$0.06	$ 1.75	$ (0.25)
Diluted (extraordinary items)	—	—	—	0.04

Diluted	$ 0.74	$0.06	$ 1.75	$(0.21)

Number of shares used in computing per share amount
Basic	49,802	42,514	47,200	41,748

Diluted	55,101	44,232	52,079	41,748

See accompanying notes.

CREDENCE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents
(unaudited, in thousands)

	Nine Months Ended July 31,

	2000	1999

Cash flows from operating activities:
Net income (loss)	$91,353	$(8,875)
Adjustments to reconcile net income (loss) to net cash used in operating activity
Depreciation and amortization	22,972	15,248
Special charges	—	6,231
(Gain) loss on disposal of property and equipment	(1,156)	333
Gain on extinguishment of debt	—	(2,572)
Minority interest	29	(31)
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(128,480)	1,701
Accounts payable, accrued liabilities and income taxes payable	51,887	9,362

Net cash provided by operating activities	36,605	21,397
Cash flows from investing activities:
Purchases of available-for-sale securities	(241,081)	(69,114)
Maturities of available-for-sale short-term securities	33,792	17,489
Sales of available-for-sale securities	17,612	55,568
Acquisition of property and equipment	(20,664)	(13,939)
Purchases of intangible assets and other assets	(47,398)	(1,734)
Proceeds from sale of property and equipment	2,188	—

Net cash used in investing activities	(255,551)	(11,730)
Cash flows from financing activities:
Issuance of common & treasury stock	300,259	8,029
Other	81	(21)

Net cash provided by financing activities	300,340	8,008

Net increase in cash and cash equivalents	81,394	17,675
Cash and cash equivalents at beginning of period	52,104	48,391

Cash and cash equivalents at end of period	$133,498	$66,066

Supplemental disclosures of cash flow information:
Interest paid	$2,536	$3,018
Income taxes paid (refunded)	$38,447	$(19,357)
Noncash activities:
Net transfers of inventory to property and equipment	$5,501	$2,654
Income tax benefit from employee stock activity	$7,964	$1,923
Issuance of common or treasury stock for convertible subordinated notes	$589	$15,433
Exchange of convertible sub. notes for common stock plus issuance costs	$(589)	$(18,005)

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Quarterly Financial Statements
     The condensed consolidated financial statements and related notes for the three and nine months ended July 31, 2000 and 1999 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three and nine months ended July 31, 2000 and 1999 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1999 included in the Company’s most recent Annual Report on Form 10-K/A and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration, lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K/A or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

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

	July 31, 2000	October 31, 1999

	(unaudited)
Raw materials	$34,578	$13,772
Work-in-process	26,505	21,281
Finished goods	12,309	5,231

Total	$73,392	$40,284

3.  Net Income (Loss) Per Share
     On March 23, 2000, the Company announced a two-for-one stock split effected by a stock dividend paid on May 17, 2000. All share and per share data has been adjusted to give effect to the stock split. Net income (loss) per basic share is based upon the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is based upon the weighted average number of common and dilutive potential common shares outstanding during the period. The Company’s convertible subordinated notes are potential dilutive common shares and, accordingly, are included in the fiscal 2000 calculation of net income per diluted share. For the fiscal 1999 calculation, the convertible subordinated notes are not dilutive potential common shares and, accordingly, are excluded from the calculation of net income (loss) per diluted share. Options to purchase approximately 4,024,000 shares at an average price of $8.40 per share were outstanding at July 31, 1999 but were not included in the computation of diluted net loss per share because options are antidilutive in periods when the Company incurs a net loss.

     The following table sets forth the computation of basic and dilutive income (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,

	2000	1999	2000	1999

Numerator:
Numerator for basic and diluted net income (loss) per share-
net income (loss)	$40,997	$2,852	$91,353	$(8,875)

Denominator:
Denominator for basic net income (loss) per share-
weighted-average shares	49,802	42,514	47,200	41,748
Effect of dilutive securities-employee stock options	3,648	1,718	3,650	—
Effect of dilutive securities-subordinated convertible notes	1,651	—	1,230	—

Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions	55,101	44,232	52,079	41,748

Basic net income (loss) per share	$0.82	$0.13	$1.94	$(0.43)

Diluted net income (loss) per share	$0.74	$0.13	$1.75	$(0.43)

4.  Recent Accounting Pronouncements
     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company’s financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”) “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change if any, in its revenue policy resulting from SAB 101 will be reported as a change in accounting principle in the fourth quarter of fiscal 2001. The Company is assessing the impact of SAB 101 on its financial statements, but currently such impact is uncertain.

5.  Contingencies
     The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company's business, financial condition or results of operations.

6.  Special Charges and Extraordinary Item
     During the third fiscal quarter of 1999, the Company recorded an extraordinary gain of $488,000, net of tax of $275,000 on the exchange of 275,000 shares of the Company's common stock held in treasury for an aggregate of $9,350,000 of its 5 1/4% Convertible Subordinated Notes due 2002 (the “Notes”). For the nine month period ended July 31, 1999, the Company recorded an extraordinary gain of $1,646,000, net of tax of $926,000 on the exchange of

603,000 shares of the Company's common stock held in treasury for an aggregate of $18.4 of its Notes.  The Company may engage in similar transactions in the future.

For the nine month period ended July 31, 1999, the Company recorded special charges of $6.2 million.  These charges were primarily from costs relating to the disposal of excess facilities and severance.

7.  Accumulated Other Comprehensive Loss

    The components of accumulated other comprehensive loss are as follows (in thousands):

	July 31,	October 31,
	2000	1999

Unrealized gain (loss) on available-for-sale securities	$(479)	$(517)
Foreign currency translation adjustments	(103)	(144)

Total	$(582)	$(661)

8.  Acquisitions
     On May 12, 2000, Credence acquired TMT, Inc., a company involved in the design and manufacture of linear and mixed signal and RF test systems for high volume, production testing of analog integrated circuits. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of TMT subsequent to the acquisition date. The total purchase price of $80.0 million included consideration of $70.0 million in cash and the assumption of 1.2 million TMT stock options valued at $10.0 million. Additionally, Credence created a $13.2 million deferred tax liability through the accounting for the acquisition. The net tangible assets purchased on May 12, 2000 were approximately $10.2 million.

The total purchase cost of the TMT merger is as follows (in thousands):

Cash paid	$69,981
Deferred tax liability	13,217
Assumption of TMT options	9,995

Total purchase cost	$93,193

The purchase price allocation is as follows (in thousands):

Purchase Price Allocation:

	Amount	Annual Amortization	Useful Lives

Tangible net assets	$10,167	—	—

Deferred compensation	8,362	$3,041	2.75

Intangible assets acquired:
Developed technology	23,498	2,350	10
Assembled workforce	1,439	480	3
Customer relationships	6,052	1,513	4
Trade name	2,053	411	5
In-process research and development	8,282	—	—
Goodwill	33,340	3,334	10

Total purchase price allocation	$93,193	$11,129

     A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $8.3 million of the purchase price being charged to acquired in-process research and development. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $66.4 million and will be amortized over their estimated useful lives, ranging from three to ten years.

     The deferred compensation amount represents the intrinsic value of the unvested stock options assumed in the transaction. The useful life is the weighted average remaining future vesting period of the unvested options.

     The pro forma combined results of operations for the Company for the nine months ended July 31, 2000 and 1999, had the acquisition occurred at the beginning of each fiscal year presented (in thousands, except per share amounts):

	Nine Months Ended July 31,

	2000	1999

Pro forma net sales	$486,108	$127,674
Pro forma net income	99,017	(15,397)

Pro forma diluted net income (loss)
per share	$1.90	($0.37)

     The pro forma combined results for the nine months ended July 31, 2000 and 1999 exclude the effects of the write-off acquired in-process research and development of $8.3 million, as such amounts are non-recurring.  The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred has the transaction been completed at the beginnings of the periods indicated, nor is it necessarily indicative of future operating results.

9.  Subsequent Events
     On August 1, 2000, the Company completed the acquisition of Modulation Instruments, Inc. for $20 million in cash. The acquisition will be accounted for under the purchase method of accounting. Modulation Instruments, located in Colorado Springs, Colorado, specializes in advanced RF technology for the wireless device market. Modulation Instruments was founded in 1999 and currently has 21 employees.

     On August 10, 2000, the Company announced that its Board of Directors had approved the redemption, on September 20, 2000, of all of its outstanding 5-1/4% Convertible Subordinated Notes due 2002. On that date, the notes will be redeemed at a redemption price equal to 102.10% of their principal amount plus accrued interest from September 15, 2000 to September 20, 2000. The notes are convertible into shares of common stock until 5:00 p.m. Eastern Standard Time on September 18, 2000 at a conversion price of $34.575 per share.

     On August 16, 2000, the Company completed an investment in NewMillenia Solutions, Inc., of Irvine, California. The Company invested $4 million in Series A shares of NewMillenia which equates to a 19.8 percent equity stake. The two companies will work together to develop a new line of test solutions tailored to high-volume, high-performance ASIC applications.

     On August 25, 2000, the Company completed the acquisition of its former European subsidiaries. Credence Europa was purchased from its management team for $8.4 million in cash.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ are identified throughout the discussion below, as well as in the section entitled “Risk Factors” below, and elsewhere in this report. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	39.6	47.4	40.6	50.5

Gross margin	60.4	52.6	59.4	49.5

Operating expenses
Research and development	9.6	17.5	10.5	22.9
Selling, general and administrative	14.6	27.1	16.1	34.4
Amortization of purchased intangibles	1.6	0.9	1.2	0.9

Acquired in-process research and development	4.1	—	1.8	—
Special charges	—	—	—	5.3

Operating expenses	29.9	45.5	29.6	63.5

Operating income (loss)	30.5	7.1	29.8	(14.0)
Interest and other income	2.9	0.0	2.0	0.1

Income (loss) before income tax provision (benefit)	33.4	7.1	31.8	(14.1)
Income tax provision (benefit)	13.3	2.6	11.9	(5.1)

Net income (loss) before extraordinary items	20.1	4.5	19.9	(9.0)

Gain on extinguishment of debt	—	0.9%	—	1.4%

Net income (loss)	20.1%	5.4%	19.9%	(7.6)%

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $204.0 million for the third quarter of fiscal 2000, representing an increase of 289% from the net sales of $52.4 million in the comparable third quarter of fiscal 1999. During fiscal 1999 and through the third quarter of fiscal 2000, our net sales improved each sequential quarter because of three principal factors:

  a significant increase in the worldwide demand for semiconductor ATE;
  improved business and economic conditions in Asia and particularly in Taiwan; and
  the launch of three major products: the Quartet high-performance mixed signal tester, the Kalos memory tester, and the Valstar high-performance digital tester.

     These factors resulted in our experiencing increasing net sales activity through fiscal 1999 and into the first three quarters of fiscal 2000. The improved worldwide demand for semiconductor ATE has led to customers purchasing for increased capacity and the launch of our new products has led to some customers purchasing products with new features or capabilities.

     International net sales accounted for approximately 81%, 64% and 69% of total net sales in the first nine months of 2000 and fiscal years 1999 and 1998, respectively. Our net sales to the Asia-Pacific region accounted for approximately 72%, 55% and 60% of total net sales in the first nine months of fiscal 2000 and fiscal years 1999 and 1998, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur, which could materially adversely affect demand for our products.

     Our net sales by product line in the first nine months of fiscal 2000 and fiscal years 1999 and 1998 consisted of:

		Fiscal Years Ended
	Nine Months	October 31,
	Ended July 31,
	2000	1999	1998

Mixed-Signal	70%	65%	66%
Logic	15	16	18
Memory	10	7	4
Service and software	5	12	12

Total	100%	100%	100%

     The increase in the memory percentage and the high percentage of net sales attributable to mixed-signal products is principally derived from the sales of the new Kalos and Quartet products. In addition, the mixed signal category includes the TMT products which contributed to this category in the third fiscal quarter of 2000. Revenues from software were not material to our operations in the first nine months of fiscal 2000 and fiscal years 1999 and 1998, representing no more than 4% of our net sales in each period.

GROSS MARGIN

     The Company's gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 60.4% and 59.4% for the three and nine months ended July 31, 2000, respectively, compared with 52.6%, 49.5%, and 51.7% for the three months, nine months, and year ended October 31, 1999, respectively. The increase in gross margin as a percent of sales was due to lower average selling prices in fiscal 1999 as well as significantly higher costs caused by under-absorption of manufacturing expenses and product development delays.

RESEARCH AND DEVELOPMENT

     Research and development (“R&D”) expenses were $48.2 million in the first nine months of fiscal 2000, an increase of $21.4 million or 80.2% over the same period of fiscal 1999. The lower level of spending in 1999 reflects cutbacks in project expenses as well as savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. These project expense cutbacks were initiated in fiscal 1998 while the Company was reacting to a severe downturn in the industry. As a percentage of net sales, R&D expenses were 10.5% for the first nine months of fiscal 2000, a decrease from 22.9% in the first nine months of fiscal 1999. The decrease in these expenses as a percentage of net sales is attributable primarily to the significantly lower net sales in the first nine months of fiscal 1999 as compared with the same period of fiscal 2000. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. These investments typically include hiring additional staff as well as contracting specific projects to outside parties. Accordingly, the Company expects these expenses to increase in absolute dollars for the remainder of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses (“SG&A”) were $74.1 million in the first nine months of fiscal 2000, representing a $33.8 million or 84% increase from the comparable period of fiscal 1999. The lower spending in 1999 was primarily due to reduced sales commissions on lower sales volumes and reduced payroll related expenses from reduced headcount as well as the savings generated by a two-week plant shutdown in the first quarter of fiscal 1999. As a percentage of net sales, SG&A expenses were 16.1% for the first nine months of fiscal 2000, compared with 34.4% for the corresponding period in fiscal 1999. This decrease as a percentage of net sales is attributable primarily to the significantly lower net sales in the first nine months of fiscal 1999 as compared with the same period of fiscal 2000. The Company expects SG&A expenses for the remainder of fiscal 2000 to increase in absolute dollars as we hire additional staff and incur additional expense to support the current business activity.

AMORTIZATION OF PURCHASED INTANGIBLES

     Amortization of purchased intangibles was $5.5 million in the first nine months of fiscal 2000, representing a $4.4 million or 426% increase from the comparable period of fiscal 1999. The increase is primarily due to $2.8 million of expense arising from the TMT acquisition.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     During the quarter, the Company recorded $8.3 million of acquired in-process research and development expense resulting from the acquisition of TMT. These amounts were expensed because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

INTEREST AND OTHER INCOME EXPENSES, NET

     The Company generated net interest and other income of $9.4 million for the first nine months of fiscal 2000, as compared to a loss of $0.1 million for the first nine months of fiscal 1999. The increase is primarily due to lower interest expense caused by lower average debt balances as well as higher interest income generated by larger cash and investment balances. The Company received approximately $288 million on February 25, 2000 when an aggregate of 5,290,000 shares of common stock were issued in a public offering at $57.50 per share.

INCOME TAXES

     Excluding the impact of in-process research and development, the Company’s estimated effective tax rate for the third quarter and first nine months of fiscal 2000 was 35.5%, compared to 36% in the first nine months of fiscal 1999. The tax rate applied to pre-tax book income for the first nine months is computed based on a projected effective tax rate for the year.

     Realization of the net deferred tax assets at July 31, 2000, is dependent on the Company’s ability to generate approximately $12,500,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. A valuation allowance was established in both fiscal 1999 and 1998 to offset a portion of the deferred tax assets attributable to the in-process research and development. Due to the period over which these tax benefits will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $36.6 million and $21.4 million for the nine months ended July 31, 2000 and 1999, respectively. Net cash flows provided by operating activities for the first nine months of fiscal

2000 were primarily due to net income before depreciation and amortization of $114.3 million, offset by an increase in net operating assets and liabilities of $76.6 million. The increased requirement for net operating assets and liabilities reflects the Company’s current higher business activity levels in fiscal 2000.

     Investing activities used net cash flows of approximately $255.6 million and $11.7 million in the nine months ended July 31, 2000 and 1999, respectively. For fiscal 2000, approximately $189.7 million was for net purchases of available-for-sale securities, $20.7 million was for purchases of property and equipment, and approximately $62.0 million of cash was used for the acquisition of TMT.

     Net cash flows from financing activities provided $300.3 million and $8.0 million for the nine months ended July 31, 2000 and 1999, respectively. The increase in net cash flows primarily represents the issuance of common stock through the public offering on February 25, 2000 of approximately $288 million, as well as issuances under the Company’s employee equity plans.

     As of July 31, 2000, the Company had working capital of approximately $421.2 million, including cash and short-term investments of $275.6 million, and accounts receivable and inventories representing $233.6 million. The Company expects its accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $112.8 million as of July 31, 2000 increased from $61 million as of October 31, 1999.

     The Company's principal sources of liquidity as of July 31, 2000 consisted of approximately $133.5 million of cash and cash equivalents, and short-term investments of $142.1 million. In addition, the Company has $137.3 million of available-for-sale securities, classified as long-term at July 31, 2000.

     On February 25, 2000, the Company issued an aggregate of 5,290,000 shares of its common stock in a public offering at $57.50 per share. The net proceeds to the Company after expenses were approximately $288 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company’s financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”) “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change if any, in its revenue policy resulting from SAB 101 will be reported as a change in accounting principle in the fourth quarter of fiscal 2001. The Company is assessing the impact of SAB 101 on its financial statements, but currently such impact is uncertain.

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
  market acceptance of our new products and enhanced versions of existing products;
  manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;
  write-offs of excess and obsolete inventories and accounts receivable that are not collectible;
  supply constraints;
  ability to obtain adequate facilities;
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
  expenses associated with acquisitions and alliances;
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

  manufacturing inefficiencies;
  pricing concessions by us and our competitors and pricing by our suppliers;
  hardware and software product sales mix;
  inventory write-downs;
  production volumes;
  new product introductions;
  product reliability;
  absorption levels and the rate of capacity utilization;
  customization and reconfiguration of systems;
  international and domestic sales mix and field service margins; and
  facility relocations and expansions.

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

  research and development;
  distribution channels;
  marketing and other expenses for new products;
  capital equipment purchases and world-wide training; and
  customer support and service.

     As a result, we cannot be certain that we will be profitable in the future.

We have a limited backlog and obtain most of our net sales from a relatively few number of system sales transactions which can result in fluctuations of quarterly results

     Other than some memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $350,000 to $3.6 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Consequently, our quarterly net sales and operating results have in the past and will in the future depend upon our obtaining orders for systems to be shipped in the same quarter that the order is received.

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

The semiconductor industry has been cyclical

     Our business and results of operations depend largely upon the capital expenditures of manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors. This includes manufacturers and contractors that are opening new or expanding existing fabrication facilities or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a severe effect on the semiconductor industry’s demand for test equipment, including the systems we manufacture and market. We believe that the markets for newer generations of semiconductors will also be subject to similar fluctuations.

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

We have experienced over the last several years significant fluctuations in our operating results and an increased scale of operations

     In fiscal 2000, we have generated revenue of $101.8 million in the first fiscal quarter and $204.0 million in the third fiscal quarter, an increase of 100%. In fiscal 1999, we generated revenue of $26.5 million in the first quarter and $80.2 million in the fourth quarter, an increase of 203%. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73%. Since 1993, except for cost-cutting efforts during fiscal 1998 and most of 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, the new facilities in Oregon, a new ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are placing a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines

     We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 1999, we launched three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new hardware and software product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

The ATE industry is intensely competitive which can adversely affect our revenue growth

     With the substantial investment required to develop test application software and interfaces, we believe that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. Our inability to penetrate any large ATE customer or achieve significant sales to any ATE customer could have a material adverse effect on our business, financial condition or results of operations.

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

     Moreover, our business, financial condition, or results of operations could continue to be materially adversely affected by increased competitive pressure and continued intense price-based competition. We have experienced and continue to experience significant price competition in the sale of our testers. In addition, pricing pressures typically become more intense at the end of a product’s life cycle and as competitors introduce more technologically advanced products. We believe that, to be competitive, we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide. We cannot be certain that we will be able to compete successfully in the future.

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

  product selection;
  timely and efficient completion of product design;
  implementation of manufacturing and assembly processes;
  successful coding and debugging of software;
  product performance;
  reliability in the field; and
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

We may not be able to deliver custom hardware options and software applications to satisfy specific customer needs in a timely manner

     We must develop and deliver customized hardware and software to meet our customers’ specific test requirements. We must be able to manufacture these systems on a timely basis. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to meet such hardware and software requirements could impact our ability to recognize revenue on the related equipment. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years.

We rely on Spirox Corporation for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business

     One distributor, Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 49%, 39%, 34% and 30% of our net sales in the first nine months of fiscal 2000 and fiscal years 1999, 1998, and 1997, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox or any other significant customer, including losses, the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

  our ability to obtain orders from existing and new customers;
  our ability to manufacture systems on a timely and cost-effective basis;
  our ability to complete the development of our new hardware and software products;
  our customers’ financial condition and success;
  general economic conditions; and
  our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

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

     In addition, acquisitions involve numerous other risks, including:

  difficulties assimilating the operations, personnel, technologies and products of the acquired companies;
  diversion of our management’s attention from other business concerns;
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

Our international business exposes us to additional risks

     International sales accounted for approximately 81%, 64%, 69% and 70% of our total net sales for the first nine months of fiscal 2000 and fiscal years 1999, 1998 and 1997, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

  changes in regulatory requirements;
  tariffs and other barriers;
  political and economic instability;
  an outbreak of hostilities;
  integration of foreign operations of acquired businesses;
  foreign currency exchange rate fluctuations;
  difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;
  potentially adverse tax consequences; and
  the possibility of difficulty in accounts receivable collection.

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 72%, 55%, 60% and 66% of our total net sales in the first nine months of fiscal 2000 and fiscal years 1999, 1998 and 1997, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The 1997 / 1998 Asian financial crisis contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations.

     In addition, one of our major distributors, Spirox Corporation, is a Taiwanese based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on the Company’s business, financial condition or results of operations.

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

     Some of our customers have received notices from Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We have been notified by customers that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson’s patents, and that if it is determined that the customers infringe Mr. Lemelson’s patents, that customer intends to seek indemnification from us for damages and other related expenses.

     We cannot be certain of success in defending current or future patent infringement claims or claims for indemnification resulting from infringement claims. Our business, financial condition and results of operations could be materially adversely affected if we must pay damages to a third party or suffer an injunction or if we expend significant amounts in defending any such action, regardless of the outcome. With respect to any claims, we may seek to obtain a license under the third party’s intellectual property rights. We cannot be certain, however, that the third party will grant us a license on reasonable terms or at all. We could decide, in the alternative, to continue litigating such claims. Litigation has been and could continue to be extremely expensive and time consuming, and could materially adversely affect our business, financial condition or results of operations, regardless of the outcome.

Our high capital expenditures may require us to obtain additional financing which may not be available on terms satisfactory to us

     Developing and manufacturing new ATE systems and enhancements is highly capital intensive. In order to be competitive, we must make significant investments in, among other things:

  capital equipment;
  expansion of operations;
  systems;
  procedures and controls;
  research and development and worldwide training; and
  customer service and support.

     We may be unable to obtain additional financing in the future on acceptable terms, or at all. In connection with our issuance in September 1997 of convertible promissory notes, we currently have outstanding $96 million of these notes which resulted in a ratio of long-term debt to total capitalization at July 31, 2000 of approximately 14%. As a result, our principal and interest obligations are substantial. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make our business more vulnerable to industry downturns and competitive pressures. Our ability to meet debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we raise additional funds by issuing equity securities, our stockholders could be significantly diluted. We intend to redeem the notes which may also dilute stockholders.

     If we are unable to obtain adequate funds, we may be required to delay, scale back or eliminate certain of our research and development, acquisition or manufacturing programs. We may also need to obtain funds through arrangements with partners or others and we may be required to relinquish rights to certain of our technologies or potential products or other assets.

A variety of factors may cause the price of our stock to be volatile

     In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1999, the price of our common stock ranged from a closing high of $24.94 to a closing low of $7.19. In fiscal 2000 through August 29, 2000, the price of our common stock ranged from a closing high of $74.60 to a closing low of $22.22. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

     We believe that fluctuations of our stock price may be caused by a variety of factors, including:

  announcements of developments related to our business;
  fluctuations in our financial results;
  general conditions or developments in the semiconductor and capital equipment industry and the general economy;
  sales or purchases of our common stock in the marketplace;
  announcements of our technological innovations or new products or enhancements or those of our competitors;
  developments in patents or other intellectual property rights;
  developments in our relationships with customers and suppliers; or
  a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts’ expectations or an outbreak of hostilities or natural disasters.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and long-term debt obligations. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company’s investments consists primarily of commercial paper, medium term notes, asset backed securities, US. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-

average interest rates by year of maturity for the Company’s investment portfolio and long-term debt obligations (in thousands, except percent amounts):

	2000	2001	2002	2003	2004	Thereafter

Cash Equivalents
Fixed rate	$133,498	—	—	—	—	—
Average rate	6.29%	—	—	—	—	—
Short term investments
Fixed rate	$53,948	$88,164	—	—	—	—
Average rate	6.43%	6.25%	—	—	—	—
Long term investments
Fixed rate	$3,905	$35,375	$67,720	$18,468	$1,991	$9,885
Average rate	6.24%	6.37%	6.68%	6.71%	6.45%	6.34%

Total investment securities	$191,351	$123,539	$67,720	$18,468	$1,991	$9,885
Average rate	6.33%	6.28%	6.68%	6.71%	6.45%	6.34%

Long term debt - Fixed rate	—	—	$96,021	—	—	—
Average rate	—	—	5.25%	—	—	—

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

     The Company has no cash flow exposure due to rate changes for its $96 million of Convertible Subordinated Notes.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securityholders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index on page 29

(b) Reports on Form 8-K

1) The Company filed a report on Form 8-K on June 26, 2000 announcing the signing of a Letter of Intent to become the investor in Series A financing for New Millenia Solutions, Inc.

2) The Company filed a report on Form 8-K/A on June 20, 2000 providing the TMT, Inc. financial statements and certain pro forma financial information.

3) The Company filed a report on Form 8-K on May 12, 2000 announcing the completion of its acquisition of TMT, Inc., a California corporation (“TMT”) pursuant to the terms of the previously reported Agreement and Plan of Reorganization dated as of March 27, 2000 (the “Merger Agreement”).

(a)  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION

(Registrant)

September 11, 2000	/S/ DENNIS P. WOLF

Date	Dennis P. Wolf
Dennis P. Wolf, Executive Vice President,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number

2.14 (1)	Agreement and Plan of Reorganization dated as of March 27, 2000, among
Credence, TMT and Champagne Acquisition Corporation

27.1	EDGAR Financial Data Schedule

(1) Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on May 12, 2000.