Form 10-K
period 2000-10-31
CREDENCE SYSTEMS CORP
filed 2001-01-26
CIK 893162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended October 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

0-22366
(Commission file number)

CREDENCE SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2878499 (I.R.S. Employer Identification No.)

215 Fourier Avenue, Fremont, California (Address of principal executive office)	94539 (Zip Code)

(510) 657-7400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

             The aggregate market value of voting stock held by non-affiliates of the Registrant, as of January 3, 2001 was approximately $1,438,000,000 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

             On January 3, 2001, approximately 53,757,413 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Registrant’s Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 21, 2001 are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

             Credence Systems Corporation designs, manufactures, sells and services automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute related software products. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, non-volatile memory and radio frequency semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s ATE market. Our products are primarily designed to test semiconductors that are produced in high volume. Our customers include major semiconductor manufacturers as well as assembly and test services companies.

             We were incorporated in California in March 1982 to succeed to the business of a sole proprietorship and were reincorporated in Delaware in October 1993. “Credence” or the “Company”, “we,” us” and “our” refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 215 Fourier Avenue, Fremont, CA 94539, and our telephone number is (510) 657-7400. Our worldwide website address is www.credence.com. “Credence Systems Corporation,” “Credence,” “Fluence,” “SC,” “ValStar,” “Quartet,” “Quartet One,” “Wavebridge,” “MemBIST,” “TDS,” “TDX,” “Triton,” “EPRO,” “BOST,” “MemBOST,” “Kalos,” “DUO,” “TMT,” “MVNA,”and “Opmaxx” are our tra demarks. This Annual Report on Form 10-K also includes trademarks of other companies. “Matrix Test” is a trademark of Amkor Technology, Inc.

             In December 2000, our Chief Financial Officer, Dennis Wolf, resigned from his positions with the Company. In connection with his resignations, the Board of Directors appointed John R. Detwiler, our Vice President, Corporate Controller as the interim Chief Financial Officer and Secretary.

Background

             Dramatic advances in semiconductor process technology have improved the performance and lowered the average selling prices of semiconductors to levels that now support their use in a wide range of office, consumer, automotive, communications, industrial and other products. In order to maintain or improve gross margins as the selling price of semiconductor devices declines, semiconductor manufacturers are constantly seeking ways to reduce manufacturing costs.

             Testing is a principal element in the cost structure of high volume production of semiconductors. As a result of improved efficiencies in wafer fabrication, test costs have become a higher percentage of the total cost of manufacturing. This shift in cost structure has changed the traditional criteria for selection of ATE. Although performance was the dominant factor in the selection of ATE in the past, we believe that economic considerations have assumed much greater importance to semiconductor manufacturers. Purchasers of ATE now examine more carefully the total cost of ownership of ATE. Total cost of ownership includes the initial purchase price of the tester, as well as the tester’s reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts.

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

             Increased facility costs and the trend toward performance testing at wafer probe have led to the increased importance of smaller testers in the semiconductor manufacturing process. Performance testing at wafer probe requires that the device under test be located in close physical proximity to the measuring circuits of the tester in order to minimize potential signal distortions that can negatively impact testing yields. Smaller testers can more easily be placed in close physical proximity to the circuits. In addition, wafer probe test typically occurs in a clean room where potential contaminants must be continually removed and temperatures kept constant. These special maintenance requirements make clean rooms expensive to operate. Smaller testers occupy less floor space and therefore assist in reducing clean room costs. In addition, smaller testers that consume less power generally have reduced air condit ioning requirements.

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

The Credence Solution and Strategy

             We have developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable us to produce testers that are smaller and require less power than those based upon ECL technology. These testers are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today’s ATE market. CMOS technology allows the circuits used in our testers to be reduced, or scaled down in size as IC process technology improves. This scalability feature enables us to develop and manufacture smaller, higher performance circuits for use in our testers at what we believe to be a lower cost, and with a potentially shorter development cycle, than traditional process technologies.

             Our objective is to be the leading supplier of cost-effective ATE for production testing of ICs used in high volume applications. Our business strategy incorporates the following key elements:

    Technology Leadership. We believe that our proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. In addition, we believe the scalability of this technology will allow us to offer new products and enhancements in a potentially shorter time and at a lower cost than many of our competitors that base their products on traditional less-scalable architecture.
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
    Diverse, High-Volume Markets. Our products target the testing of digital logic, analog mixed-signal, nonvolatile memory and radio frequency devices that are used in a broad range of growing end-user market segments. Our products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.
    Worldwide Technical Support and Customer Service. As semiconductor manufacturers expand their operations worldwide, they require that their ATE suppliers have the capability to provide global support, service and training. To meet this requirement, we utilize a combination of direct sales, service and support personnel and a broad network of independent distributors located in close proximity to major customer sites. We and our distributors currently maintain locations throughout the world to service and support our customers.

    Reduce Time-to-Market. We believe that our customers require increasing levels of sophisticated software tools to assist in the utilization of ATE that minimizes time-to-market. We are focusing our software efforts on internal development and acquisition of companies or businesses that develop such tools. Through our acquisition of Fluence, we have acquired the test development series, or TDS, and TDX product lines from Summit Design, Inc. and Zycad, respectively, and acquired the analog design, optimization and fault analysis technology and Built-In Self-Test (BIST) products of Opmaxx. In addition, through the acquisition of certain assets of Heuristics Physics Labs, we obtained memory BIST and related in-process software products. These acquisitions are expected to add market opportunities for growth in the future. We believe we are positioned to capitalize on the Design-to-Test and the Design-for-Test markets with our new software product lines that integrate d esign and test.

Products

             We currently offer a wide variety of products that test digital logic, analog, mixed-signal, non-volatile memory and radio frequency wireless ICs. Digital logic semiconductors produce discrete on and off logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Analog semiconductors control external functions such as sound, graphics, and motor controls by producing continuous varying voltage or current. When these analog functions are combined onto a digital integrated circuit, the resulting device is considered a mixed-signal device. Non-volatile memory semiconductors retain their data when the power is turned off. RF wireless IC’s are the devices that receive, transmit and convert radio frequency signals typically used in cellular telephones.

             Our CMOS-based ATE products—the SC, ValStar, and Quartet series—are designed to test high speed devices used in applications such as networking and personal computing as well as multimedia, digital television, high-definition television and personal communications. Our memory product line, the Kalos Series, tests non-volatile memory, or NVM, devices, including ROM, EPROM, EEPROM and Flash memories, which are used in high volume applications in the consumer, automotive and telecommunications markets.

             During fiscal 2000 we acquired TMT, Inc. (“TMT”), Modulations Instruments, Inc. (“MI”), and NewMillennia Solutions, Inc. (‘ NMS”). The TMT product line includes the ASL 1000, targeted at testing analog function ICs, and the RFx, targeted at testing RF wireless ICs. During fiscal 2000 we introduced the ASL 2000 targeted at testing many analog devices in a multisite mode as well as providing significant expansion capability for our customers in the future. MI provides test solutions for the design and manufacturing of RF semiconductor and wireless infrastructure component markets. MI holds proprietary intellectual property for performing S-Parameter measurements using complex modulated signals. Our Modulated Vector Network Analyzer (“MVNA”) Technology allows accurate measurement of devices stimulated with signals matching their end-use operating environment. During 200 0, we introduced the MI 4115A Modulated Vector Network Analyzer, which performs vector network analysis and spectrum analysis functions. The NMS products are targeted at reducing the cost of test by testing complex devices in their native mode of operation .

             During fiscal 1999, our wholly-owned subsidiary, Fluence Technology, Inc. acquired Opmaxx, Inc. The Opmaxx products are targeted at analog and mixed signal design and test applications.

             During fiscal 1998, we introduced the Quartet series. The Quartet system is compatible with DUO, and provides the enhanced capabilities required to test consumer mixed signal products with 200 MHz I/O 20 bit analog, video, and radio frequency, or RF, input and output. Quartet directly addresses the cost sensitive needs of consumer related system-on-a-chip, or SOC, devices.

             The MemBIST products, acquired from Heuristics in fiscal 1998, generate built-in self-test logic for embedded memories.

             During fiscal 1997, we introduced the ValStar 2000, a system that enables the testing of very complex devices, with up to 1024 pins with high-speed requirements. Also introduced in fiscal 1997, the Kalos Flash memory test system is a highly integrated parallel system that provides multi-site testing and is designed to lower the overall cost of test.

The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds (ps) or nanoseconds (ns), the number and characteristics of the pins and the density, in megabits(Mb), of the device that can be tested:

Product	Series	Models	Basic Features	Typical Devices
Digital	SC	SC312 SC Micro	50-100 MHz 64-304 Pins + 350-500 ps accuracy	Microcontrollers, ASSPs, DSPs and FPGAs
	ValStar	VS2000	200 MHZ + 200 ps accuracy 384-1024 Pins	Microprocessors, RISC circuits, PLDs, FPGAs, ASICs, core logic and graphic chip sets
Mixed- Signal	Quartet	ONE	512 digital 200 MHz + 175 ps accuracy Analog, Video, Audio, RF	Multimedia devices, mass storage, DSPs, ASICs, Datacom and specialty devices, mobile communication devices, complex audio devices
	Quartet	ONE Plus	512 digital 200 MHz + 175 ps accuracy Analog, Video, Audio, RF	Incorporates per pin features including 10 TG’s (timing edges), power supply rails, voltage clamps and programmable loads.
	SC	SC Two	50-100 MHz 64-304 Pins + 350 ps accuracy Analog instruments for focused applications.	Entertainment IC, such as video game chips and PC support chips such as keyboard controller and 100Base T Ethernet devices.
Memory Products	KALOS	Kalos Kalos xw Kalos xp Personal Kalos	50 MHz 256 Mb + 1ns	Flash memories, EEPROM, EPROM, Microcontrollers and NVM ASICs
	BOST	MemBOST	“Built-Off Self-Test” Embedded memory test External solution for digital and mixed signal devices	Processors, graphics engines, network controllers, ASIC’s and other multimedia devices
Analog Test Products	TMT ASL	ASL 1000	Up to 19 analog instruments with 32 14MHz digital pins	Analog or Linear IC such as battery power management IC. Traditional linear devices such as Op-Amps, comparators and regulators.
	TMT ASL	ASL 2000	Up to 32 analog instruments with expansion for up to 64 pins of digital and DSP instruments.	Personal communications, A/D and D/A converters as well as multi-site test of traditional linear devices.
Radio Frequency (RF) Wireless	TMT RF	RFx	Up to 8 ports of 6GHz RF with Analog and digital instruments.	Wireless communications IC such as Power amplifiers (PA), Low Noise Amplifiers, Mixers and synthesizers and Bluetooth RF front-ends.
	Quartet	Quartet RF RFIQ	Up to 384 pins of 200MHz digital and 8 port of 6GHz RF	Highly integrated RF communications devices such as BlueTooth wireless LAN devices.
	MI	MI 4115A	Modulated Vector Network Analyzer (MVNA) based Amplifier Characterization System	Characterization of RF devices typically used in wireless devices such as cell phones.
Workcell	Triton	Memory	Kalos tester integrated into 8” wafer prober, without extending outside the prober perimeter	ROM, EEPROM, EPROM, and Flash memories
	Matrix Test	Memory	Kalos tester integrated with a FICO strip handler for testing NVM devices packaged prior to singulation	EEPROM, EPROM, Flash memories

Product	Series	Models	Basic Features	Typical Devices
Software	TDS tools	Design to Test	Generates tester specific files from simulation (EDA) files. Verifies timing specification	Tools apply to digital logic circuits
	TDX tools	Design for Test	Verifies test vector quality Supports design for test strategies	Tools apply to digital logic devices
	HPL	MemBIST	Generates BIST logic, Partitioned solutions using BIST, ATE, and BOST	Tools apply to all memory devices
	Opmaxx	Design Maxx	Design verification and sensitivity analysis evaluation and optimization	Tools apply to analog and mixed-signal devices
	Opmaxx	BISTMaxx	BIST generation for digital, analog and mixed-signal devices	Tools apply to analog, high-speed digital and mixed-signal devices
Native Mode Test	NMS	ATS800	Native mode testing	Rambus RIMM Modules

  Digital Products

             SC. The model SC 212 was first shipped in 1992 and incorporates one of our proprietary CMOS stabilization methods. This product requires approximately 30 square feet of floor space and 4 kilowatts of power for 304 pins. In fiscal 1997, we expanded the SC series by introducing and shipping the SC 312, which runs at a higher speed (100 MHz) and has improved accuracy over the SC 212. The SC Micro is a cost-reduced version of the SC 312. This system offers our customers a full capability test system at a price currently below $2,000 per digital pin channel. This per channel price has previously been available only in test systems with reduced functionality-requiring users to compromise the quality of their device testing. The SC Micro retains the customer’s test quality while lowering its test costs. The purchase price of these testers typically ranges from $350,000 to $850,000 depending upon conf iguration.

             ValStar. The VS2000 was introduced in fiscal 1997 and we believe it is one of the first systems designed specifically with the desired performance cost structure for volume production of high pin count VLSI devices. This product offers up to 1,024 input/output, or I/O, pins at 200 MHz data rates, and requires less than four square meters of floor space. A fully loaded system consumes only 16 kilowatts of power, which is generally less than many competitive systems, thus lowering operating costs. The purchase price of the VS 2000 typically ranges from $1,000,000 to $3,600,000 depending on configuration.

  Mixed-Signal Products

             Quartet. Quartet is our high performance mixed-signal product series. The Quartet One was introduced in 1998 and started shipping in early fiscal 1999. Quartet builds on the Duo series by addressing the needs of device manufacturers serving the consumer mixed-signal, or CMS, marketplace. CMS devices combine the power of digital processors with CD quality audio, broadcast video and wireless communications onto a single, cost sensitive SOC. The Quartet One, the first of the Quartet series, addresses all four of these requirements in an integrated, ready for volume production package. With 200 MHz digital, 20 bit audio, 300 MHz video and 6GHz RF, Quartet One is designed to meet the demands of the most complex SOC devices. With typical system prices between $750,000 and $2,000,000 depending on configuration, the Quartet provides a low cost of test required by the CMS market.

             The Quartet One Plus adds features to the Quartet One system including an additional 4 timing edges per pin to support >100MHz testing requirements. Per pin programmability of power supply rails, signal termination loads and clamps offer additional tools to test complex SOC devices especially in the over 100MHz performance range. Quartet One systems can be field upgraded with the powerful new One “Plus” features.

             SC Two. The SC Two, introduced in fiscal 2000, is an extension of the successful SC 312 and SC Micro systems. The extension provides more mixed-signal test capability for testing a broader range of entertainment devices. Devices, such as 100Base T Ethernet LAN block on PC support chips and FPGAs, that incorporate analog functions may be tested on the SC Two. With a greater amount of digital test resources in vector and scan memory and an improved computer system, the SC Two improves the performance and throughput of the SC Series. The purchase price of the SC Two ranges from $300,000 to $900,000 and is dependant on configuration.

  Memory Products

             KALOS. Introduced in November 1997, the Kalos is a highly integrated, parallel system designed to test flash memory. Running at 50 MHz, it provides multi-site testing and is designed to lower the customer’s cost of test. The Kalos features a unique tester-on-a-card architecture, which places all test functions for each site on a single card and thus reduces floor space and power consumption while increasing performance. The typical purchase price of the Kalos ranges from $400,000 to $800,000 depending on configuration.

             KALOS xp. Introduced in fiscal 1999, the Kalos xp is based upon the Kalos tester. The Kalos xp features a wider, 96 pin test site enabling testing of high pin count NVM and flash memory core microcontroller devices. Kalos xp provides up to eight site-in-parallel test capabilities in a small footprint tester package.

             KALOS xw. Introduced in fiscal 2000, the Kalos xw is based upon the Kalos tester and features twice as many test sites as the Kalos or the Kalos xp, 32 or 16, respectively.

             Personal KALOS. Personal Kalos is a desktop engineering version of the high-throughput Kalos tester. The typical price for a Personal Kalos ranges from $100,000 to $120,000 depending on configuration.

             BOST. Built-Off Self-Test, or BOST, this technology is a new process in transforming the role of test from an expensive and passive device validation procedure into a series of solutions that can shrink development cycles, reduce costs, meet time-to-market demands and improve die yields. BOST integrates a device specific BIST engine directly into a custom circuit on the load board. Consulting services for BOST memory testing, MemBOST, are currently available and pricing is dependent on configuration.

  Analog Test Products

             The acquisition of TMT in fiscal 2000 has extended the market that we serve to include analog dominant ICs that are made up of traditional analog function blocks such as amplifiers, regulators, switches and converters. TMT’s products test these traditional devices either as individual ICs or as larger function ICs such as battery power management devices in portable electronics devices.

             ASL 1000. The ASL 1000 was introduced in fiscal 1996. This system is highly configurable and targeted at testing the traditional analog building block ICs. As the traditional analog or linear device manufactures move to more efficient manufacturing, the multi-site test capability of the ASL 1000 has proven to be very effective at reducing their cost of test. The purchase price of the ASL 1000 ranges from $100,000 to $250,000 and is highly dependant on configuration.

             ASL 2000. Introduced in fiscal 2000, the ASL 2000 is an extension of the ASL 1000 featuring an increased number of instruments, expansion to increased digital capability, and DSP based mixed signal test. The ASL 2000 is capable of testing more complex devices and more devices in parallel and targets a wide range of ICs used in personal communications. The purchase price of the ASL 2000 ranges from $150,000 to $350,000 and is highly dependant on configuration.

  RF Wireless Test Products

             Our RF wireless test products provide tools to IC manufacturers for use in characterization and production test of high performance, cost sensitive RF devices.

             RFx. The RFx, a product acquired through the TMT acquisition, was first introduced in fiscal 1998 and provides a significantly better cost of test advantage over its competitors. This system is made up of specialized RF test instruments combined with the analog instrumentation of the ASL product line. The RF instruments are capable of testing up to 6GHz in either the scalar or vector method of testing RF parameters. The RFx is targeted at cost effective testing of RF front-end devices that are typically manufactured in Gallium Arsenide (GaAs), Bi-polar or Bi-CMOS technology. The devices, Power Amplifiers (PA), Low Noise Amplifiers (LNA), Synthesizers, Mixers and Switches and combinations of these (Base band chips), are used in both digital and analog cell phones. The purchase price of the RFx typically ranges from $450,000 to $750,000 depending on configuration.

             Quartet RF. The Quartet RF, introduced in fiscal 1998, is built as an extension to a Quartet One mixed signal test system. This system is targeted at testing highly integrated RF devices of multi-die modules that contain significant digital and traditional analog functionality. This is typical of wireless LAN devices such as BlueTooth devices. The purchase price of the Quartet RF typically ranges from $750,000 to $1,500,000 depending on configuration.

             Quartet RFIQ. The RFIQ, introduced in fiscal 2000, is an extension of the Quartet RF subsystem that includes the Modulated Vector Network Analyzer MVNA technology, and extends the measurement accuracy and speed of the Quartet RF. This product is also targeted at highly integrated devices and modules. The purchase price of the Quartet RFIQ typically ranges from $1,000,000 to $2,000,000 depending on configuration.

             MI4115A. The MI 4115A Modulated Vector Network Analyzer uses MVNA technology to measure S-Parameters of radio frequency devices. S-Parameters are fundamental metrics for characterizing high frequency devices. The MI 4115A’s MVNA technology has the novel ability to measure S-Parameters using complex modulated signal stimulus, signals such as those commonly used in digital cellular communications equipment. Additionally, the MI 4115A incorporates other characterization functions previously performed by separate measurement equipment. MVNA technology allows new insight into device behavior and simplifies test processes.

  Workcell Products

             In 1996, we established the Workcell product group. A Workcell enhances manufacturing productivity by integrating previously distinct equipment into a single, highly efficient tool. In fiscal 1997, we introduced our sophisticated Triton series of wafer test systems. Triton Memory—the industry’s first suite of Workcell wafer test solutions—features a production-worthy wafer prober integrated with a robust NVM ATE test system.

             Triton Memory. Leveraging our tester-on-a-card architecture, Triton Memory tests as many as 16 sites in parallel at speeds of 50 MHz. All functions required to test a Flash memory device appear on one card. An inherently parallel, high-performance system that improves throughput rates, the Triton Memory tests each device asynchronously from one another—while embedded within an 8” wafer prober. The tester is an integral part of the prober’s structure, minimizing independent vibrations associated with current interface concepts. The typical price of a Triton memory ranges from $450,000 to $1,300,000 depending on configuration.

             Matrix Test™. The Matrix Test was introduced in fiscal 1999 in conjunction with Amkor Technology and FICO BV. The Matrix Test process is a zero-footprint in-line flash memory test system and it integrates a Kalos non-volatile memory test system with a Fico strip-based test handler to improve the test process. This integrated solution is able to test a strip of flash memory devices without singulating the parts, or separating them from the strip.

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

             TDX. The TDX product line allows the design engineer to verify complex designs with full timing accuracy, device stress testing (“ Iddq”), pattern generation, scan generation and testability analysis.

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

             Opmaxx. The Opmaxx product line provides a set of software tools for testing digital, analog and mixed signal devices, as well as designing them for testability. DesignMaxx provides analog design optimization, verification, and sensitivity analysis. BISTMaxx generates built-in self-test for analog/mixed signal device functionality both on-chip and off-chip.

  Native Mode Test

              Rather than using a general purpose test system, Native Mode Test utilizes a device’s or module’s end application environment as the test environment. Native Mode Test technology was acquired as part of the NMS purchase in fiscal 2000. This technology significantly reduces cost of test solutions and improves test quality and coverage by extending Design for Test (DFT) based structural test to native mode testing.

             ATS800. The ATS800 product line, acquired through the acquisition of NMS, is an application of native mode test technology for testing Rambus In-line Memory Modules (RIMM). The ATS800 provides a significantly lower cost and higher quality of test compared to the competition. The purchase price of the ATS800 typically ranges from $150,000 to $1,000,000 depending on configuration.

Customers, Markets and Applications

             We target digital logic, analog, mixed-signal, non-volatile memory device, RF and SOC manufacturers that serve a broad range of growing end-user market segments. Our customers manufacture semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

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

             We believe that our success depends in large part upon the success of our major customers. The loss of, or any reduction in, orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive condition in the semiconductor industry or in other industries that manufacture products utilizing semiconductors has materially adversely affected, and may continue to materially adversely affect our business, financial condition or results of operations. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers as well as upon the financial condition and success of our customers and the general global economy. There can be no assurance that our sales will not decrease in the future or that we will be able to r etain existing customers or to attract new ones.

             For information on our geographic data and major customers, see Note 4 to the Consolidated Financial Statements included elsewhere herein. Our international sales are primarily denominated in United States dollars. We anticipate that our international business will continue to account for a significant portion of net sales in the foreseeable future.

             We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 2000, our order backlog for systems, exclusive of orders for software, spare parts, service and support, was approximately $309.5 million, as compared with $124.5 million as of October 31, 1999. The Company is currently experiencing customer-requested shipment delays from this backlog and the Company believes it is probable that order cancellations will occur in the future.

Sales, Service and Support

             We currently market and sell our products in the United States principally through our direct sales organization, with direct sales employees and representatives in over 14 locations. Outside the United States, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 18 countries. Sales through distributors represented approximately 54%, 47% and 45% of net sales during fiscal years 2000, 1999, and 1998, respectively.

             We and our distributors have sales and support centers located in the United States, Europe, Israel, and throughout Asia from which both direct Credence personnel and independent sales and service representatives sell and support our products. We believe that field support is critical to our customers. Support encompasses many of the components of the total cost of ownership for ATE. We seek to develop long-term relationships with major ATE customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assi st in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers’ systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

             In fiscal 2000 we purchased the Company’s European distribution companies from their owner-managers. These subsidiaries provide sales, support and services to our customers in Europe and Israel.

             In Japan a wholly-owned subsidiary provides sales and service to our customers. In addition, we have a relationship with Innotech Corporation, a distributor of our products in Japan. In 1997, we formed a joint venture with Innotech to engage in the customization and manufacture of ATE products for sale by both companies. In March 1996, we established a service and support subsidiary in Korea. We also have a relationship with Itek, Inc., a distributor of our products in Korea.

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

             We have pursued a technology acquisition strategy to complement our internal research and development efforts, including:

    in 1988, we completed the acquisition of Axiom Technology Corporation, which added mixed- signal testing capability;
    in 1989, we completed the acquisition of ASIX Systems Corporation, which added one of our proprietary CMOS stabilization methods;
    in 1990, we acquired the STS Division of Tektronix Inc., which added a second proprietary CMOS stabilization method;
    in 1993, we acquired various patents from Tektronix;
    in March 1995, we acquired EPRO, which added non-volatile memory testing capability;
    in July 1997, we acquired specified assets and assumed specified liabilities of Test Systems Strategies, Inc., a wholly owned subsidiary of Summit Design, Inc.;
    in August 1997, we acquired through Test Systems Strategies fault simulation and test program development products of Zycad;

    in June 1998, we purchased specified assets from Heuristics Physics Labs (HPL) which added memory BIST design and test applications capability;
    in September 1999, we acquired Opmaxx through Fluence, which added analog design optimization and fault analysis technology and BIST products;
    in May 2000, we acquired TMT, which added lower-end analog and mixed signal testing capability, particularly in the communications segment;
    in August 2000, we acquired MI, which added radio frequency test technology; and
    in October 2000, we acquired NMS, which provides test strategies and products including native test environments and targeted design for test techniques.

             Each of the CMOS stabilization methods we acquired provides a different solution to the tendency of CMOS to experience timing drift as a function of temperature and voltage variation. The first proprietary solution uses a timing phase detection circuit combined with a voltage control mechanism to compensate for thermal, voltage and process drift. The second uses a unique combination of counters and heating circuits to provide stability through thermal means. These methods allow our CMOS-based ICs to achieve the timing repeatability necessary to meet the performance requirements of ATE and to realize the economic and other advantages of CMOS technology over ECL technology. CMOS circuits use less space than those based on ECL as the circuits require less power and can be more closely packed together. In addition to these acquired stabilization methods, we have also developed and continue to develop new and/ or improved stabilization techniques for our tester products.

             During 1998, we enhanced our Duo/Quartet product line with new capabilities including high performance audio testing , testing of analog circuitry for wireless communication applications and higher performance digital testing. These features enable single insertion SOC testing capability and resulted in the Quartet product line which was introduced in 1999. We will continue to focus research and development efforts on the Quartet product line to ensure ensuring that our products have the ability to efficiently test state-off-the-art customer devices which combine analog, high speed digital logic, and memory on a single circuit.

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

             Research and development expenses were $68.2 million in 2000, (excluding $11.8 million charged for acquired in-process research and development or “IPR&D”), $36.9 million in 1999, (excluding a $0.9 million charge for acquired IPR&D), and $47.5 million in fiscal 1998, (excluding a $2 million charge for acquired IPR&D).

Proprietary Rights

             We currently hold 91 active United States patents, which expire over time through March 2019. In addition, we currently have 20 foreign patents, which expire over time through September 2011. The two United States patents, acquired from ASIX and Tektronix underlying our proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively.

             In 1993, we granted a license to Tektronix with respect to patents obtained in the acquisition of the STS Division of Textronix, and certain other intellectual property rights, the Tektronix Rights, including a patent covering one of our proprietary CMOS stabilization technologies, that were assigned to us by Tektronix in 1993. Tektronix has a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to the Tektronix Rights. Tektronix may not grant rights under the Tektronix Rights to make, use, sell or otherwise distribute ATE for testing ICs to any entity other than a Tektronix joint venture affiliate and to a successor-in-interest to Tektronix. Tektronix may not grant or assign such rights to any other party that is a Credence competitor. In addition, Tektronix may not knowingly sell components incorporating the Tektronix Rights to any other part y. We and Tektronix have granted to each other a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to all improvements, enhancements, modifications or derivative works created before August 1996, or the Improvements, of intellectual property that was licensed or assigned pursuant to a Technology Agreement dated December 31, 1990, as amended on August 12, 1993, including the Tektronix Rights, to make, use and sell ATE for testing ICs. Tektronix’s license to the Improvements is subject to the same restrictions as its license to the Tektronix Rights.

             We attempt to protect our intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. There can be no assurance that others will not independently develop equivalent intellectual property or that we can meaningfully protect our intellectual property. There can be no assurance that any patent we own will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending patent applications will be issued. Furthermore, there can be no assurance that others will not develop similar products, duplicate our products or design around the patents owned by us. In addition, litigation has been and may continue to be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietar y rights of others, or to defend against claims of infringement or invalidity. For additional information with respect to our intellectual property, review the information set forth under “Risk Factors—If the protection of proprietary rights is inadequate, our business could be harmed” and “—Our business may be harmed if we are found to infringe proprietary rights of others.”

Manufacturing and Suppliers

             Our manufacturing objective is to produce ATE that conforms to our customers’ requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom integrated circuits. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configuration specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers and we are in the process of qualifying a second source for some of those components. There ca n be no assurance that such alternative source will be qualified or available. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See “Risk Factors—There are limitations on our ability to find the supplies and services necessary to run our business.”

Competition

             The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from some of our customers. Our competitors in the digital semiconductor testing market include:

    Advantest Corporation;
    Ando Electric Co. Ltd.;
    LTX Corporation;
    Schlumberger Ltd.;
    Agilent Technologies, Inc.; and
    Teradyne, Inc.

In the mixed-signal and analog semiconductor testing market our competitors include:

    Teradyne, Inc.
    LTX;
    Agilent;
    Schlumberger;
    Advantest;

    SZ Systems; and
    Eagle Test Systems.

In the non-volatile memory testing market our competitors include:

    Teradyne;
    Nextest, Inc.;
    Agilent; and
    Advantest.

In the RF wireless device testing market our competitors include:

    Teradyne;
    Advantest;
    LTX;
    Agilent;
    Eagle Test Systems;
    Roos Instruments; and
    Rohde and Schwarz.

Fluence’s principal competitors in the software design to test market are:

    Simutest, Inc.;
    Integrated Measurement Systems, Inc.; and
    in-house applications developed by companies in the semiconductor industry.

The competitors in the software design for test and BIST market place include:

    Mentor Graphics, Inc.; and
    LogicVision, Inc.

             The principal elements of competition in our markets and the basis upon which ATE customers select testers include throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership. We believe that we compete favorably with respect to these factors. See “Risk Factors—The ATE industry is intensely competitive which can adversely affect our revenue growth.”

Employees

             As of October 31, 2000, we had a total of 1,213 permanent employees and 234 temporary or contract employees. Of this total, 457 are engaged in manufacturing, 360 are in research and development, 87 in applications, 308 in sales, marketing and service, and 183 in general administration. Fluence has 52 employees primarily engaged in the development, sales and marketing of software products. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

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

             New and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. Although we have recorded and continue to record provisions for estimated sales allowances and price adjustments, accounts receivable that might not be collectible, and product warranty costs, we cannot be certain that our estimates will be adequate.

             We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce ou r significant fixed expenses in a particular period if we do not meet our net sales goals for that period. These other expenditures include:

    research and development;
    support costs for the distribution channels;
    marketing and other expenses for new products;
    capital equipment purchases and world-wide training; and
    customer support and service.

             As a result, we cannot be certain that we will be profitable in the future.

We have a limited backlog and obtain most of our net sales from a relatively few number of system sales transactions which can result in fluctuations of quarterly results

             Other than some memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $350,000 to $2.5 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In the first quarter of fiscal 2001, we have experienced customer-requested shipment delays and the Company believes it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past and will in the future depend upon our obtaining orders for systems to be shipped in the same quarter that the order is received.

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

The semiconductor industry has been cyclical

             Revenue growth has slowed in the first fiscal quarter of 2001 in the test and assembly sector of the semiconductor equipment industry during what we now believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the January 31, 2001 fiscal quarter’s revenue will be down at least 40% from those recorded in the fiscal fourth quarter of 2000. In light of that belief, the Company will be taking steps in the near term to reduce our expense structure to match our lower anticipated revenues.

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

             We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. In addition, in the current industry environment, sales are expected to be sequentially down in the next fiscal quarter and possibly in the upcoming quarters. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, the 1997/1998 Asian financial crisis contributed to widespread uncertainty and, in part, a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE which we sell. This industry slowdown had and may in the future have a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

We have experienced over the last several years significant fluctuations in our operating results and an increased scale of operations

             In fiscal 2000, we have generated revenue of $101.8 million in the first quarter and $220.2 million in the fourth quarter, an increase of 116%. In fiscal 1999, we generated revenue of $26.5 million in the first quarter and $80.2 million in the fourth quarter, an increase of 203%. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73%. Since 1993, except for cost-cutting efforts during fiscal 1998 and most of fiscal 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquiring the new facilities in Oregon, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are placing a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or re sults of operations.

We are expanding and intend to continue the expansion of our product lines

             We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 1999, we shipped three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems p er the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

             We face substantial competition from ATE manufacturers throughout the world, as well as several of our customers. We do not currently compete in the testing of microprocessors, linear ICs or DRAMs. Moreover, a substantial portion of our net sales are derived from sales of mixed-signal testers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have recently introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger comp etitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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
    product performance;
    reliability in the field; and

    effective sales and marketing.

             Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. In addition, if we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. Any unanticip ated decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

Significant delays can occur between the time we introduce a system and the time we are able to produce that system in volume

             We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. We have experienced significant delays in the introduction of our VS2000 and Kalos series testers as well as certain enhancements to our existing testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties th at could delay future introductions or volume production or sales of our systems or enhancements and related software tools. We have incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical import ance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

We rely on Spirox Corporation and customers in Taiwan for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business

             Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 45%, 39%, and 34% of our net sales in fiscal years 2000, 1999, and 1998, respectively. One end-user customer headquartered in Taiwan accounted for approximately 19% of our net sales in fiscal 2000. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

Changes to financial accounting standards may affect our reported results of operations

             We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, in-process research and development charges, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the fourth quarter of fiscal 2001, we will be required to implement SAB 101 (see Note 1 of the Notes to Consolidated Financial Statements). In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of tho se assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Our executive officers and certain key personnel are critical to our business

             Our future operating results depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for personnel is intense, and we cannot ensure success in attracting or retaining personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attrac t and retain skilled employees. In December 2000, our Chief Financial Officer resigned from his positions with the Company. In connection with his resignations, our Board of Directors appointed John R. Detwiler, Vice President, Corporate Controller, as the interim Chief Financial Officer and Secretary. The Board of Directors also began a search for a new Chief Financial Officer.

Our international business exposes us to additional risks

             International sales accounted for approximately 80%, 64%, and 69% of our total net sales for fiscal 2000, 1999 and 1998, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

             We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 69%, 55%, and 60% of our total net sales in fiscal 2000, 1999 and 1998, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia- Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components, and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to a widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capaci ty. Therefore, it is possible that these customers may spend less in the aggregate next year than they did in fiscal 2000.

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

Our business may be harmed if we are found to infringe proprietary rights of others

             We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent 4,589,815 and seeking damages and injunctive relief. To date we have not been served with the complaint. We may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this paten t infringement claim or claims for indemnification resulting from infringement claims.

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

A variety of factors may cause the price of our stock to be volatile

             In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1999, the price of our common stock ranged from a closing high of $24.94 to a closing low of $7.19. In fiscal 2000, and through December 31, 2000, the price of our common stock ranged from a closing high of $74.59 to a closing low of $16.13. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

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

ITEM 2.   PROPERTIES

             We maintain our corporate headquarters in Fremont, California. This leased facility, comprised of four buildings totaling 165,600 square feet, contains corporate administration, sales, marketing, applications, engineering, local customer support and memory products manufacturing. Approximately 26,000 square feet of one of the buildings has been subleased until February 2005 when the lease on this facility expires.

             The TMT facilities are located in Sunnyvale, CA and comprise approximately 36,000 square feet, containing administration, sales, marketing, applications, engineering, local customer support, and manufacturing. The lease on these facilities expires in 2005.

             Our digital and mixed signal manufacturing facilities, as well as additional marketing, applications, engineering and customer support functions, are located in a 180,000 square foot facility, comprised of two buildings in Hillsboro, Oregon. This property is on approximately twenty nine acres of land and was purchased during fiscal 2000. In addition, the Company purchased approximately eighteen acres of land less than a mile from the Hillsboro facility. Our software business is primarily located in a 22,000 square foot facility in Beaverton, Oregon. The lease on this building expires in August 2002. We maintain various remote sales and service offices in the United States including approximately 27,000 square feet in Austin, Texas and 26,000 square feet in Colorado Springs, Colorado.

ITEM 3.   LEGAL PROCEEDINGS

             In July 1998, we received a written allegation from inTEST that we were infringing on a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent 4,589,815 and seeking damages and injunctive relief. To date we have not been served with the complaint. In addition to direct costs and diversion of resources which may result, we may be obligated to indemnify third parties for costs related to this allegation. We are involved in other various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

             None

EXECUTIVE OFFICERS AND KEY EMPLOYEES

             The executive officers and key employees of the Company and their ages and positions as of January 15, 2001, are as follows:

Name	Age	Position
Dr. William Howard, Jr	59	Chairman

Executive Officers
Dr. Graham J. Siddall	54	President and Chief Executive Officer
David A. Ranhoff	45	Executive Vice President, Chief Operating Officer
John R. Detwiler	40	Interim Chief Financial Officer, Secretary and Vice President, Corporate Controller
Key Employees
George W. DeGeer	54	Senior Vice President & GM, Consumer Mixed Signal Division
Richard Okumoto	47	Senior Vice President & GM, Industrial, Communications and Entertainment Test Division
Paul Sakamoto	46	Vice President & GM, Memory Products Division
James Ellis	47	Vice President & GM, NewMillenia Solutions Division
Dr. Donald Metzger	40	Vice President & GM, Modulation Instruments Division
John DiGirolamo	59	CEO and President of Fluence Technology, Inc.
Debbie Moberly	46	Vice President, Operations
Bart Freedman	43	Vice President, Worldwide Field Operations
Robert E. Huston	59	Vice President, Test Technology
Dave O’Brien	44	Senior Vice President, Chief Information Officer
Ken Harvey	36	Vice President, Business Development
Glyn Davies	38	Vice President, Corporate Marketing

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

             David A. Ranhoff has served as Executive Vice President and Chief Operating Officer since November 1999. Mr. Ranhoff was Executive Vice President, Sales and Marketing from January 1997 to November 1999, and along with Dennis P. Wolf, was named to the Office of the President from December 1998 until July 1999. Mr. Ranhoff served as Senior Vice President Sales and Marketing from July 1996 to January 1997, as Senior Vice President, Sales, Marketing and Service from July 1995 to June 1996, as Senior Vice President, Sales and Service from August 1993 to July 1995 and as Vice President, Sales from January 1993 to August 1993. He served as Vice President, European Operations from July 1990 to December 1992. From March 1988 to June 1990, Mr. Ranhoff served as Managing Director of European Operations of the Company and as National Sales Manager from July 1985 to March 1988. Prior to joining the Company, Mr. Ranhoff served for eight years in various sales and management positions for GenRad, Inc.

             John R. Detwiler has served as Vice President, Corporate Controller since April 1999 and was named interim Chief Financial Officer and Secretary in December 2000 to serve until such time as the Board of Directors appoints a new Chief Financial Officer. Mr. Detwiler joined Credence from Silicon Wireless, Ltd., a start-up in the wireless infrastructure products business, where he was the Vice President of Finance from April 1998 to March 1999. From August 1992 to March 1998, Mr. Detwiler was at Madge Networks N.V., a developer and manufacturer of LAN and WAN equipment, where he was the Senior Director of Finance. Prior to Madge, Mr. Detwiler held positions of increasing responsibility in the audit and consulting practices of Price Waterhouse LLP in Denver CO, Saudi Arabia and London. Mr. Detwiler serves on the board of directors of Credence Capital Remarketing Corporation .< /p>

             George W. DeGeer has served as Senior Vice President & GM, of the Consumer Mixed Signal Division since December 1998. Prior to that Mr. DeGeer was Senior Vice President, Operations since August, 1996, as Senior Vice President, Manufacturing, from January 1995 to August, 1996, as Vice President, Manufacturing from October 1993 to January 1995, as Director of Manufacturing, from July 1992 to October 1993, and as Vista Manufacturing Manager from January 1991 to July 1992. Prior to joining the Company, Mr. DeGeer held various manufacturing management positions at Tektronix for more than twenty years.

             Richard Okumoto has served as Senior Vice President & GM, of the Industrial, Communications and Entertainment Test Division since May 2000. Prior to this position, Mr. Okumoto served as the President and Chief Executive Officer of TMT, Inc. from July 1999 to May 2000 when that company was purchased by Credence. From October 1998 until July 1999, Mr. Okumoto was the President, Chief Operating Officer and a member of the board of directors of Info-One Technology, Inc. From January 1998 until October 1998 Richard was the Senior Vice President, Chief Financial Officer, and a member of the board of directors of CBT, Inc. Prior to that, Mr. Okumoto was the Executive Vice President and Chief Financial Officer of Credence from March 1993 until January 1998.

             Paul Sakamoto has served as Vice President & GM, of the Memory Products Division since November 1998. Prior to this position, Mr.  Sakamoto served as the Vice President of the North American Sales organization from February 1997 to November 1998. He was Vice President of the Customer Marketing function and Vice President of Digital Product Marketing between February 1995 and February 1997. Prior to joining Credence, Mr. Sakamoto held various sales and engineering positions including Vice President of Sales at Micro Component Technology, Director of Sales Development at Megatest Corporation and six years of experience at Intel Corporation. Mr. Sakamoto has over 22 years of experience in the semi-conductor and semiconductor equipment industry.

             James Ellis has served as Vice President & GM, of the NewMillenia Solutions Division since joining the Company in October 2000 through the acquisition of NMS. Mr. Ellis was founder, President and CEO of NewMillennia Solutions since it’s inception in November 1998. Prior to founding NMS, Mr. Ellis held various engineering and management positions at Intel Corporation during the previous 9 years. Mr. Ellis has over 22 years of experience in the semiconductor industry.

             Dr. Donald Metzger has served as Vice President & GM, of the Modulations Instruments Division since joining the Company in August 2000 through the acquisition of MI. Dr. Metzger was the founder of Intelligent Microwave Systems, the predecessor to MI, and served as its President from its inception in 1993 until July 1999. Prior to that, Dr. Metzger was on the staff of Cornell University’s Laboratory of Nuclear Studies and was a microwave engineer for Kaman Sciences Corporation. Dr. Metzger holds a PhD in Electrical Engineering from the University of Colorado and has over 15 years of experience in RF and wireless testing.

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

             David O’Brien has served as Senior Vice President, Chief Information Officer since February 1999. Prior to that Mr. O’Brien was Senior Vice President, Information Technology from February 1999 to July 1995. Mr. O’Brien served as Senior Vice President, Marketing, from May 1994 to July 1995, as Senior Vice President, Engineering from August 1993 to May 1994 and as Vice President, Engineering from July 1992 to August 1993. Mr. O’Brien served as Vice President, Beaverton Business Unit from October 1991 to July 1992; Vice President, Marketing-Vista from August 1991 to September 1991; Vice President Software Products from October 1990 to July 1991; Vice President, Engineering from July 1987 to September 1990; Director of Engineering, from October 1986 to June 1987; and Software Engineering Manager of the Company from January 1983 to September 1986.

             Ken Harvey has served as Vice President, Business Development since joining the Company in August 2000 through the acquisition of MI. Prior to joining Credence, Mr. Harvey served as President, CEO and a member of the Board of Directors of MI from it’s founding in July of 1999. Prior to co-founding Modulation Instruments, Inc. Mr. Harvey held Business Unit Manager positions with Anritsu-Wiltron from 1995 through 1998 and Product Manager positions from 1993 to 1995.

             Glyn Davies has served as Vice President, Corporate Marketing since joining the Company in October 2000. Prior to joining Credence, Mr.  Davies held various roles through a 10 year career at KLA-Tencor, most recently serving as the Senior Director of Business Development in the Yield Management Software Division. Prior to joining KLA-Tencor, Mr. Davies held various marketing and applications engineering positions including marketing manger at Optical Specialties, Inc. and product manager at Cambridge Instruments. Mr. Davies has over 16 years of experience in the semiconductor equipment industry.

             Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among executive officers or directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company’s common stock is traded on the Nasdaq National Market under the symbol CMOS. The Board of Directors authorized the split of the Company’s common stock on a two-for-one basis for shareholders of record on May 1, 2000, the resulting shares from the stock split were distributed on May 17, 2000. This common stock split was effected through a common stock dividend. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split. High and low closing stock prices for the last two fiscal years were:

	2000		1999

Quarter Ended	High	Low	High	Low

January 31	$49.44	$22.22	$14.94	$7.19
April 30	74.59	43.91	15.44	8.94
July 31	74.38	42.00	20.75	12.07
October 31	59.00	16.13	24.94	18.44

             There were approximately 229 stockholders of record at December 8, 2000. To date, the Company has not declared or paid any cash dividends on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future and, under its current credit agreements, such payment would require prior bank approval.

ITEM 6.	SELECTED FINANCIAL DATA

             The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 31,

	2000	1999	1998	1997	1996

	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$679,738	$197,183	$216,803	$204,092	$238,788
Operating income (loss)	209,820	(4,013)	(42,572)	15,063	54,334
Income (loss) before taxes	223,891	(3,752)	(41,270)	18,230	58,267
Net income (loss) before extraordinary items	140,382	(2,455)	(26,282)	10,693	37,703
Net income (loss)	140,382	(809)	(26,282)	10,693	37,703
Net income (loss) per basic share	$2.91	$(0.02)	$(0.61)	$0.25	$0.88
Net income (loss) per diluted share	$2.65	$(0.02)	$(0.61)	$0.24	$0.86

Consolidated Balance Sheet Data:
Working capital	$402,527	$166,727	$184,606	$250,336	$144,623
Total assets	879,237	340,420	306,189	358,141	233,042
Long-term debt	—	96,610	115,000	115,000	—
Retained earnings	197,730	57,348	58,157	94,722	84,029
Stockholders’ equity	722,227	181,408	150,017	204,911	189,782

Quarterly 2000

	2000 Quarter Ended

	January 31,	April 30,	July 31,	October 31,

	(in thousands, except per share amounts)
	(unaudited)
Net sales	$101,768	$153,754	$204,000	$220,216
Gross margin	58,745	90,958	123,235	134,173
Operating income	25,464	49,187	62,218	72,951
Income before taxes	26,147	51,996	68,092	77,656
Net income before extraordinary items	16,862	33,494	40,997	49,029
Net income	16,862	33,494	40,997	49,029
Net income per basic share	$0.39	$0.70	$0.82	$0.96
Net income per diluted share	$0.36	$0.63	$0.74	$0.89

Quarterly 1999

	1999 Quarter Ended

	January 31,	April 30,	July 31,	October 31,

	(in thousands, except per share amounts)
	(unaudited)
Net sales	$26,490	$38,100	$52,378	$80,215
Gross margin	11,214	19,099	27,552	44,113
Operating income (loss)	(10,020)	(10,150)	3,737	12,420
Income (loss) before taxes	(10,321)	(9,910)	3,731	12,748
Net income (loss) before extraordinary items	(6,554)	(6,331)	2,364	8,066
Net income (loss)	(6,554)	(5,173)	2,852	8,066
Net income (loss) per basic share before extraordinary items	$(0.16)	$(0.15)	$0.06	$0.19
Net income (loss) per basic share	$(0.16)	$(0.12)	$0.07	$0.19
Net income (loss) per diluted share before extraordinary items	$(0.16)	$(0.15)	$0.05	$0.18
Net income (loss) per diluted share	$(0.16)	$(0.12)	$0.06	$0.18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

             In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in “Risk Factors” and elsewhere herein.

             Revenue growth has slowed in the first quarter of fiscal 2001 in the test and assembly sector of the semiconductor equipment industry during what we now believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the January 31, 2001 fiscal quarter’s revenue will be down at least 40% from those recorded in the fiscal fourth quarter of 2000. In light of that belief, the Company will be taking steps in the near term to reduce our expense structure to match our lower anticipated revenues.

             Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, inventory obsolescence, patterns of capital spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results an d percentage relationships discussed in this Annual Report on Form 10-K will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

Results of Operations

             The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

	Fiscal Years Ended October 31,

	2000	1999	1998

Net sales	100%	100%	100%
Cost of goods sold—on net sales	40	48	45
Cost of goods sold—special charges	—	—	13

Gross margin	60	52	42

Operating expenses:
Research and development	10	19	22
Selling, general and administrative	16	30	30
Amortization of purchased intangibles	2	1	—
In-process research and development	2	—	1
Special charges	—	4	9

Total operating expenses	30	54	62

Operating income (loss)	30%	(2)%	(20)%

  2000 vs. 1999

             Net Sales. Net sales consist of revenues from the sale of systems, upgrades, spare parts, maintenance contracts and software. Net sales increased 245% to $679.7 million in fiscal 2000 from $197.2 million in fiscal 1999. Our net sales increased from $26.5 million in the first quarter of fiscal 1999, reaching $80.2 million in the fourth fiscal quarter of 1999 and then rose to $220.2 million for the fourth fiscal quarter of 2000. This was in sharp contrast to 1998 when our net sales decreased from $82.4 million in the first quarter of fiscal 1998 to $22.4 million for the fourth quarter of fiscal 1998. During fiscal 2000, our net sales improved each sequential quarter because of three principal factors:

    a significant increase in the worldwide demand for semiconductor ATE;
    improved business and economic conditions in Asia and particularly in Taiwan; and
    the increased sales of two major products that were recently launched: the Quartet high-performance mixed signal tester and the Kalos memory tester.

             These factors plus the acquisition of the TMT product lines in May 2000 resulted in our experiencing increasing net sales activity through fiscal 1999 and 2000. The improved worldwide demand for semiconductor ATE has led to customers purchasing for increased capacity and the launch of our new products has led to some customers purchasing products with new features or capabilities.

             International net sales accounted for approximately 80% and 64% of total net sales in fiscal 2000 and 1999, respectively. Our net sales to the Asia Pacific region accounted for approximately 69% and 55% of total net sales in fiscal 2000 and 1999, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

             Our net sales by product line in fiscal 2000 and 1999 consisted of:

	2000	1999

Mixed-Signal	72%	65%
Logic	12	16
Memory	11	7
Service and software	5	12

Total	100%	100%

             The increase in the memory percentage of net sales is attributable principally to sales derived from the Kalos product line. The increase in the mixed-signal percentage of net sales is principally derived from the sales of the Quartet product and the acquired TMT product lines. Revenues from software were not material to our operations in fiscal 2000 and 1999, representing less than 2% and less than 4% of our net sales in each respective period.

             Gross Margin. Our gross margin as a percentage of net sales increased to 59.9% in fiscal 2000 from 51.7% in fiscal 1999. The increase in 2000 was due primarily to higher average selling prices during the latter half of fiscal 1999 and into fiscal 2000 as well as efficiencies caused by the higher manufacturing volumes in 2000.

             Research and Development. Research and development expenses as a percentage of net sales were 10.0% and 18.7%, in fiscal 2000 and 1999, respectively. R&D expenses increased in absolute dollars to $68.2 million in fiscal 2000 from $36.9 million in fiscal 1999, reflecting higher investments in the development of new products, and enhancements of existing product lines. The Company has experienced higher business activity levels in fiscal 2000 and these have resulted in significant internal headcount growth as well as the acquisitions of TMT, MI, NMS, and Credence Europa during fiscal year 2000. We currently intend to continue to invest significant resources in the development of new products and enhancements for the foreseeable future and would expect R&D expenses to be higher in absolute dollars in fiscal 2001 than those recorded in fiscal 2000.

             Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses increased to $107.0 million in fiscal 2000 from $58.7 million in fiscal 1999, an increase of 82%. The increase in absolute dollars in fiscal 2000 resulted primarily from much higher business activity levels. These higher activity levels have resulted in significant internal headcount growth as well as the acquisitions of TMT, MI, NMS, and Credence Europa during fiscal year 2000. During early fiscal 1999, we undertook a project to replace a majority of our financial, manufacturing, distribution, planning and control systems with the R/3 system from SAP America, Inc. This system became operational in June 1999. In September 1999, we relocated our Oregon operations to a newly constructed facility in Hillsboro, Oregon. Because of these acquisitions and other investments, we anticipate that SG&A expenses will be higher in absolute dollars in fiscal 2001 than those recorded in fiscal 2000.

             Amortization of Purchased Intangible Assets. Amortization of purchased intangible expenses increased to $10.4 million in fiscal 2000 from $2.0 million in fiscal 1999, an increase of 417%. In May 2000, we purchased TMT for approximately $80.0 million, in August we purchased MI for approximately $20.5 million and Credence Europa for approximately $8.4 million, and in October we purchased NMS for approximately $11.3 million. These acquisitions have resulted in approximately $2.8 million, $1.1 million, $0.4 million, and $0.7 million, respectively, in quarterly charges for amortization of purchased intangibles. In September 1999, we purchased Opmaxx for $8.0 million. This acquisition resulted in quarterly charges for amortization of purchased intangibles of $0.4 million.

             Our management made certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of the acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of developed technology, assembled workforce, customer relationships, trade names and trademarks, patents, and goodwill and they typically have estimated useful lives of three to ten years.

             Intangible purchased assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired or the estimated useful lives are still appropriate. Periodically, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

             In-process Research and Development. In May 2000, we purchased TMT for approximately $80.0 million. In connection with this acquisition, we recognized $8.3 million of acquired in-process research and development, or IPR&D. In August 2000, we purchased MI for approximately $20.5 million. In connection with this acquisition, we recognized $3.3 million of IPR&D. In October 2000, we purchased NMS for approximately $11.3 million. In connection with this acquisition, we recognized $0.2 million of acquired IPR&D. In September 1999, we purchased Opmaxx for $8.0 million. In connection with this acquisition, we recognized $0.9 million of IPR&D.

             The Company worked with an independent consultant to perform an allocation of the purchase price for the TMT, MI, and NMS acquisitions to their respective individual assets using the income approach. Our income approach utilized a discounted future earnings methodology. Our management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. Our review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to us in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated after-tax cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

             The IPR&D acquired from TMT consists of products and projects related to analog and radio frequency test products. These products and projects are aimed at the development of the ASL 2000 product as well as further versions of the RFx product. We estimated that these projects varied in terms of completion from 50% to 85% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from currently completed to the first quarter of fiscal 2002.

             The IPR&D acquired from MI consists of products and projects related to radio frequency test products. These products and projects are aimed at the development of the MI 4115A product in various forms. We estimated that these projects varied in terms of completion from 70% to 84% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from early fiscal 2001 to late fiscal 2001.

             The IPR&D acquired from NMS consists of products and projects related to application specific testing products (“ASTS”). These products and projects are aimed at the development of an ASTS tester. We estimated that these projects were approximately 30% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion date of these projects is the second fiscal quarter of 2001.

             The IPR&D acquired from Opmaxx consists of products and projects related to analog and mixed-signal self test. These products and projects are aimed at the development of design verification and sensitivity analysis, design fault coverage, test evaluation and optimization. We estimated that approximately 55% of the research and development effort, based on time spent and complexity, had been completed at the date of the acquisition. These projects were completed in fiscal 2000.

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

             Extraordinary Gain—Extinguishment of Debt. In fiscal 1999, we recorded a pre-tax extraordinary gain of $2.6 million for the retirement of $18.4 million of our convertible subordinated notes in exchange for 1,206,000 shares of our common stock held in treasury.

             Interest Income. We generated interest income of $18.2 million and $6.6 million in fiscal 2000 and 1999, respectively. The increase in fiscal 2000 was due to higher average cash and investment balances in 2000 as compared to 1999. These higher average balances were the result of cash received in our secondary public offering in February 2000 offset by cash outlays for acquisitions in the year and the purchase of our Hillsboro facility.

             Interest and Other Expenses. Interest and other expenses decreased to $4.1 million in fiscal 2000 from $6.4 million in fiscal 1999, primarily due to lower interest expense on a lower average outstanding balance of our convertible subordinated notes.

             Income Tax. Our effective tax rate was 37% for fiscal 2000. The 37% effective tax rate was lower than the combined federal and state statutory rate due to benefits of the Company’s foreign sales subsidiary, partially offset by non-deductible in-process research and development expenses and non-deductible goodwill amortization. The tax benefit rate for fiscal 1999 of 36% was less than the combined federal and state statutory rate primarily due to non-deductible in-process research and development expenses.

             Goodwill and Other Intangible Assets. At October 31, 2000 and 1999, the goodwill and other intangible assets represented 11% and 4% of total assets, respectively, and 13% and 7% of stockholders’ equity, respectively. These assets principally arose from the acquisitions of TMT, MI, NMS, and Credence Europa in fiscal 2000, the acquisition of Opmaxx in fiscal 1999, and the acquisition of HPL in fiscal 1998. The estimated useful lives of these assets range from three to ten years. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attribut able to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No significant impairment charges have been recorded in fiscal years 1998 through 2000.

  1999 vs. 1998

             Net Sales. Net sales declined 9% to $197.2 million in fiscal 1999 from $216.8 million in fiscal 1998. Our net sales increased from $26.5 million in the first quarter of fiscal 1999 to $80.2 million for the fourth quarter of fiscal 1999. This was in sharp contrast to 1998 when our net sales decreased from $82.4 million in the first quarter of fiscal 1998 to $22.4 million for the fourth quarter of fiscal 1998. During fiscal 1999, our net sales improved each sequential quarter because of three principal factors:

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

             Our net sales by product line in fiscal 1999 and 1998 consisted of:

	1999	1998

Mixed-Signal	65%	66%
Logic	16	18
Memory	7	4
Service and software	12	12

Total	100%	100%

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

             Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses decreased to $58.7 million in fiscal 1999 from $64.2 million in fiscal 1998, a decrease of 8.6%. The decrease in absolute dollars in fiscal 1999 resulted primarily from our downsizing which occurred in the latter half of fiscal 1998. We restructured our business in the third and fourth quarters of fiscal 1998 in response to a major downturn in the business at that time. As a result of that industry downturn, we downsized our operations including reduced headcount, reduced and delayed projects including facility expansions. During early fiscal 1999, we undertook a project to replace a majority of our financial, manufacturing, distribution, planning and control systems with the R/3 system from SAP America, Inc. This system became operational in June 1999. In September 1999, we re located our Oregon operations to a newly constructed facility in Hillsboro, Oregon.

             Amortization of Purchased Intangibles. Amortization of purchased intangible expenses increased to $2.0 million in fiscal 1999 from $0.5 million in fiscal 1998, an increase of 300%. In September 1999 we purchased Opmaxx, Inc. for approximately $8.0 million. This acquisition resulted in quarterly charges for amortization of purchased intangibles of approximately $0.4 million. The remaining balance of the fiscal 1999 amortization of purchased intangibles consists of approximately $1.7 million for the purchased intangibles of HPL and $0.1 million for the purchased intangibles of Zycad. The Company accelerated the write-down of certain HPL intangible assets in fiscal 1999 to reflect changes in estimate for useful lives.

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

             Extraordinary Gain—Extinguishment of Debt. In fiscal 1999, we recorded a pre-tax extraordinary gain of $2.6 million for the retirement of $18.4 million of our convertible subordinated notes in exchange for 603,000 shares of our common stock held in treasury.

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

             Income Tax. Our effective tax benefit rate for fiscal 1999 and 1998 was 36%. The tax benefit rate for both years was less than the combined federal and state statutory rate primarily due to non-deductible in-process research and development expenses.

Liquidity and Capital Resources

             In fiscal 2000, net cash provided by operating activities was $71.3 million. This cash flow from operating activities was primarily attributable to net income before depreciation and amortization of $175 million, offset by cash used for net changes in the operating assets and liabilities, particularly accounts receivable and inventories.

             Net cash used in investing activities during fiscal 2000 was $292.8 million. This cash was primarily used for net purchases of property and equipment of $62.4 million including our facility in Hillsboro Oregon, $65.1 million was used to purchase intangible assets including TMT, MI, Credence Europa, and NMS and net purchases of available-for-sale securities of $164 million.

             Net cash provided by financing activities in fiscal 2000 of $288.5 million was primarily due to the issuance of common stock in our February 2000 public offering for $288.1 million as well as common stock and treasury stock issued in accordance with our employee stock option and stock purchase plans.

             In September 2000, the remaining Convertible Subordinated Notes were called for redemption by the Company. Of the $95 million principal amount of Notes outstanding, approximately $60,000 of Notes were redeemed for cash and the remaining Notes were converted by the holders into 2,792,421 shares of Common Stock.

             During fiscal 2000, the Company repurchased 405,000 shares of its common stock at a cost of $12.8 million. All the shares were put into treasury stock. Subsequent to October 31, 2000, the Company repurchased an additional 325,000 shares at a cost of $6.5 million.

             As of October 31, 2000, our principal sources of liquidity consisted of $377.4 million in cash, cash equivalents, and available-for-sale securities, compared with $141.9 million at October 31, 1999. Additionally, as of October 31, 2000, we have operating leases for facilities and test and other equipment totaling approximately $15.3 million due through 2007. We expect that our existing cash, cash equivalents and available-for-sale investment balances and anticipated cash flow from operations will satisfy our financing requirements for at least the next 12 months.

             We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have introduced and plan to continue to introduce, investments in inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories subject us to increased risks, and could continue to materially adversely affect our business, financial condition and results of operations. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such changes could materially adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

             In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a mater ial impact on the Company’s financial condition or results of operations.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”) “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change in its revenue policy resulting from SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle in the fourth quarter of fiscal 2001. Adoption of SAB101 will also require the Company to re-state the quarterly results for the eight fiscal quarters ended October 31, 2001. The Company is currently in the process of assessing SAB 101and is therefore unable to determine the impact of SAB 101on its financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations (in thousands, except percentages).

	1999	2000	2001	2002	2003	2004	Thereafter

Cash equivalents
Fixed rate	$52,104	$114,090	$4,999	—	—	—	—
Average rate	4.84%	6.44%	6.76%	—	—	—	—
Short term investments
Fixed rate	$39,774	$21,476	$103,069	—	—	—	—
Average rate	6.20%	5.75%	6.34%	—	—	—	—
Long term investments
Fixed rate	$50,005	—	$6,197	$78,944	$33,731	$2,494	$8,147
Average rate	6.15%	—	6.95%	6.75%	6.61%	6.78%	6.35%

Total investment securities	$141,883	$135,566	$114,265	$78,944	$33,731	$2,494	$8,147
Average rate	5.67%	6.33%	6.39%	6.75%	6.61%	6.78%	6.35%
Long term debt	$96,610	—	—	—	—	—	—
Average rate	5.25%
Equity investments	—	$4,291	—	—	—	—	—

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

             For the years ended October 31, 2000, 1999 and 1998

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Credence Systems Corporation

             We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and this schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California November 22, 2000

CREDENCE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31,

ASSETS	2000	1999

Current assets:
Cash and cash equivalents	$119,089	$52,104
Short-term investments	124,545	39,774
Accounts receivable, net of allowances of $7,228 and $3,216, respectively	175,794	71,506
Inventories	102,034	41,218
Deferred income taxes	20,661	13,687
Prepaid expenses and other current assets	8,759	9,424

Total current assets	550,882	227,713
Long-term investments	133,804	50,005
Property and equipment, net	94,853	43,063
Goodwill from acquisitions, net of accumulated amortization of $4,351 in 2000	55,133	4,023
Other intangible assets, net of accumulated amortization of $14,650 and $4,677	42,161	8,933
Other assets	2,404	6,683

Total assets	$879,237	$340,420

LIABILITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,287	$23,611
Accrued expenses and other liabilities	71,202	31,163
Income taxes payable	23,866	6,212

Total current liabilities	148,355	60,986
Convertible subordinated notes	—	96,610
Other liabilities	8,332	1,134
Minority interest	323	282
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized shares—1,000 ($0.001 par value); no shares issued	—	—
Common stock:
Authorized shares—150,000 ($0.001 par value); issued and outstanding shares— 53,664 in 2000 and 45,034 in 1999	54	22
Additional paid-in capital	547,628	135,221
Treasury stock, at cost, 1,176 shares in 2000 and 1,404 shares in 1999	(18,560)	(10,522)
Accumulated other comprehensive income (loss)	2,217	(661)
Deferred compensation	(6,842)	—
Retained earnings	197,730	57,348

Total stockholders’ equity	722,227	181,408

Total liabilities and stockholders’ equity	$879,237	$340,420

See accompanying notes.

CREDENCE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended October 31,

	2000	1999	1998

Net sales:
Systems and upgrades	$642,068	$172,584	$187,887
Service, spare parts and software	37,670	24,599	28,916

Total net sales	679,738	197,183	216,803
Cost of goods sold—on net sales	272,627	95,205	97,004
Cost of goods sold—special charges	—	—	28,352

Gross margin	407,111	101,978	91,447
Operating expenses:
Research and development	68,179	36,902	46,984
Selling, general and administrative	106,951	58,660	64,151
Amortization of purchased intangible assets	10,367	2,006	500
In-process research and development	11,794	858	1,998
Special charges	—	7,565	20,386

Total operating expenses	197,291	105,991	134,019

Operating income (loss)	209,820	(4,013)	(42,572)

Interest income	18,211	6,631	8,497
Interest and other (expenses), net	(4,140)	(6,370)	(7,195)

Income (loss) before income tax provision (benefit)	223,891	(3,752)	(41,270)
Income tax provision (benefit)	83,468	(1,372)	(14,785)

Income (loss) before minority interest	140,423	(2,380)	(26,485)
Minority interest (benefit)	41	75	(203)

Net income (loss) before extraordinary item	140,382	(2,455)	(26,282)
Gain on extinguishment of debt, net of $926 taxes	—	1,646	—

Net income (loss)	$140,382	$(809)	$(26,282)

Net income (loss) per share
Basic before extraordinary item	$2.91	$(0.06)	$(0.61)
Basic extraordinary item	—	$0.04	—

Basic	$2.91	$(0.02)	$(0.61)

Diluted before extraordinary item	$2.65	$(0.06)	$(0.61)
Diluted extraordinary item	—	$0.04	—

Diluted	$2.65	$(0.02)	$(0.61)

Number of shares used in computing per share amounts
Basic	48,239	42,176	43,066

Diluted	54,176	42,176	43,066

See accompanying notes.

CREDENCE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Treasury Stock

	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Deferred Compensation	Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity

Balance at October 31, 1997	43,962	$44	$110,145	—	$—	$94,722	$—	$—	$204,911
Issuance of common stock under employee equity plans	484	—	3,432	—	—	—	—	—	3,432
Retirement of common stock	(1,000)	(1)	(2,512)	—	—	(10,283)	—	—	(12,796)
Purchase of treasury stock	—	—	—	(2,664)	(19,979)	—	—	—	(19,979)
Income tax benefit-stock plans	—	—	972	—	—	—	—	—	972
Net loss	—	—	—	—	—	(26,282)	—	—	(26,282)
Currency translation adjustment	—	—	—	—	—	—	—	(241)	(241)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	(26,523)

Balance at October 31, 1998	43,446	$43	$112,037	(2,664)	(19,979)	$58,157	—	$(241)	$150,017

Issuance of common stock under employee equity plans	1,588	2	12,219	54	408	—	—	—	12,629
Exchange of treasury shares for convertible notes	—	—	6,383	1,206	9,049	—	—	—	15,432
Income tax benefit-stock plans	—	—	4,559	—	—	—	—	—	4,559
Net loss	—	—	—	—	—	(809)	—	—	(809)
Unrealized loss on securities, net	—	—	—	—	—	—	—	(517)	(517)
Currency translation adjustment	—	—	—	—	—	—	—	97	97

Comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,229)

Balance at October 31, 1999	45,034	$45	$135,198	(1,404)	(10,522)	$57,348	—	$(661)	$181,408

Issuance of common stock through public offering	5,290	5	288,101	—	—	—	—	—	288,106
Purchase of treasury stock	—	—	—	(405)	(12,786)	—	—	—	(12,786)
Issuance of common stock under employee equity plans	548	1	8,445	633	4,748	—	—	—	13,194
Exchange of common shares for convertible notes	2,792	3	95,417	—	—	—	—	—	95,420
Income tax benefit-stock plans	—	—	9,747	—	—	—	—	—	9,747
Employee options from acquisitions	—	—	10,720	—	—	—	(6,842)	—	3,878
Net income	—	—	—	—	—	140,382	—	—	140,382
Unrealized gain on securities, net	—	—	—	—	—	—	—	3,158	3,158
Currency translation adjustment	—	—	—	—	—	—	—	(280)	(280)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	143,260

Balance at October 31, 2000	53,664	$54	$547,628	1,176	$(18,560)	$197,730	$(6,842)	$2,217	$722,227

See accompanying notes.

CREDENCE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,

	2000	1999	1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
Net income (loss)	$140,382	$(809)	$(26,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,621	22,693	21,146
Special non-cash charges	—	7,565	48,738
Gain from extinguishment of debt	—	(2,572)	—
Loss (gain) on disposal of property and equipment	(898)	328	(38)
Deferred income taxes	(12,000)	1,169	(10,504)
Minority interest	41	75	(203)
Changes in operating assets and liabilities
Restricted cash	—	2,400	7,602
Accounts receivable	(104,288)	(37,605)	17,955
Inventories	(70,006)	(8,654)	(31,094)
Prepaid expenses and other current assets	665	14,643	(19,363)
Accounts payable	29,676	14,521	(5,292)
Accrued expenses and other liabilities	25,685	2,522	2,995
Income taxes payable	27,401	4,894	2,565

Net cash provided by operating activities	71,279	21,170	8,225
Cash flows from investing activities
Purchases of available-for-sale securities	(295,360)	(94,307)	(152,808)
Maturities of available-for-sale securities	86,239	26,394	90,548
Sales of available-for-sale securities	45,073	61,268	22,700
Other liabilities	(3,178)	1,295	—
Acquisition of property and equipment	(62,448)	(17,952)	(11,268)
Acquisition of purchased intangible assets	(65,103)	(6,757)	(13,024)
Proceeds from sale of property and equipment	1,969	414	829

Net cash used in investing activities	(292,808)	(29,645)	(63,023)
Cash flows from financing activities
Issuance of common stock	301,300	12,629	3,191
Repurchase of common stock	(12,786)	—	(32,775)
Other	—	(441)	12

Net cash provided by (used in) financing activities	288,514	12,188	(29,572)

Net increase (decrease) in cash and cash equivalents	66,985	3,713	(84,370)
Cash and cash equivalents at beginning of the period	52,104	48,391	132,761

Cash and cash equivalents at end of the period	$119,089	$52,104	$48,391

Supplemental disclosures of cash flow information:
Interest paid	$5,058	$5,554	$6,121
Income taxes paid (refunded)	$62,450	$(20,010)	$11,746
Noncash investing activities:
Income tax benefit from stock option exercises	$9,747	$4,559	$972
Paid-in capital increase—common stock for convertible notes	$95,420	$15,432	—
Exchange of convertible notes for common stock, net of discount	$95,420	$18,004	—
Net transfers of inventory to property and equipment	$9,190	$4,842	$9,135

See accompanying notes.

CREDENCE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Organization

             Credence Systems Corporation (“Credence” or the “Company”) was incorporated under the laws of the State of California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of automatic test equipment used in the production of semiconductors. As a result of acquisitions made in fiscal years 1997 through 1999, Credence is also involved in the design, development, sale and service of software enabling the development of customer test programs used by automatic test equipment. The Company has a subsidiary in Japan engaged in sales, marketing and service of the Company’s products and a subsidiary in Korea engaged in service of the Company’s products. Also, the Company has a joint venture with Innotech Corporation in Japan engaged in the customization, development an d manufacture of product for sale by both companies. The joint venture is 50.1% owned by the Company and is consolidated in the financial statements. In fiscal 2000, the Company acquired its European distribution companies from the management team. This group distributes, services, and supports Credence’s products in Europe and the Middle East. The operations of and net investment in foreign subsidiaries are not material.

Basis of Presentation

             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the Consolidated Financial Statements and related notes have been reclassified to conform to the current year’s presentation.

Revenue Recognition

             Revenue and related warranty expenses are recognized upon product shipment. Net sales consist of product and service sales, less discounts and estimated allowances. A provision for the estimated costs to enhance the functionality and reliability of the installed base is recorded when such requirements become known. Revenues from service contracts are recognized ratably over the contract period. The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, which calls for recognizing revenue when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements that meet the Company’s revenue recognition policy, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed.

Cash, Cash Equivalents, and Short-term Investments

             For purposes of cash flow reporting, the Company considers all highly liquid investments with minimum yield risks and original maturity dates of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper, medium term notes, asset-backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, equity securities, corporate bonds and municipal bonds carried at amortized costs adjusted to fair market value.

             At October 31, 2000 and 1999, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

             The fair market value of cash equivalents, short-term and long-term debt investments is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

	October 31,

	2000	1999

Money market	$62,899	$20,179
Commercial paper	24,403	1,147
Municipal bonds	5,290	2,079
Corporate bonds	5,000	22,030
Obligations of U.S. Government agencies	—	2,454

Cash equivalents	97,592	47,889
Cash	21,497	4,215

Cash and cash equivalents	$119,089	$52,104

             The short-term investments mature in less than one year. All long-term investments have maturities of one to five years. The equity investment includes an unrealized gain of approximately $4.0 million. At October 31, 2000 and 1999, these investments are classified as available-for-sale and are categorized as follows (in thousands):

	October 31,

	2000	1999

Commercial paper and medium term notes	$4,974	$—
Treasury notes and obligations of U.S. Government agencies	32,350	8,401
Asset backed securities	35,071	30,684
Equity securities	4,291	—
Corporate bonds	169,932	50,694
Municipal bonds	11,731	—

Short and long term investments	$258,349	$89,779

Inventories

             Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	October 31,

	2000	1999

Raw materials	$39,736	$13,772
Work-in-process	44,704	21,281
Finished goods	17,594	6,165

	$102,034	$41,218

Prepaid Expenses and Other Current Assets

             Prepaid expenses and other current assets consist of the following (in thousands):

	October 31,

	2000	1999

Prepaid and refundable income taxes	$—	$6,404
Prepaid expenses and other	8,759	3,020

	$8,759	$9,424

Property and Equipment and Other Assets

             Property and equipment are stated at cost and are depreciated using the straight-line method over the assets’ estimated useful lives of three to five years. Buildings are depreciated using the straight-line method over the assets’ estimated useful lives of thirty years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Property and equipment consist of the following (in thousands):

	October 31,

	2000	1999

Land	$9,923	$—
Buildings	21,500	—
Machinery and equipment	74,118	48,902
Software	17,468	15,948
Leasehold improvements	14,587	12,375
Furniture and fixtures	7,745	5,885
Spare parts	26,018	17,682

	171,359	100,792
Less accumulated depreciation and amortization	76,506	57,729

Net property and equipment	$94,853	$43,063

             Other intangible assets consist of the following (in thousands):

	October 31,

	2000	1999

Intangible assets and purchased technology	$46,477	$13,610
Other purchased intangible assets	10,334	—

	56,811	13,610
Less accumulated amortization and provisions	14,650	4,677

Other intangible assets, net	$42,161	$8,933

             Goodwill and intangible assets are amortized using the straight-line method over the assets’ estimated useful lives of three to ten years. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No significant impairment charges have been recorded in fiscal years 1998 through 2000.

Accrued Expenses and Other Liabilities

             Accrued expenses and other liabilities consist of the following (in thousands):

	October 31,

	2000	1999

Accrued payroll and related liabilities	$18,033	$8,338
Accrued warranty	13,562	7,327
Accrued distributor commissions	2,723	2,785
Deferred revenue	6,299	3,351
Holdback payments on acquisitions	14,200	—
Customer deposit	935	3,269
Other accrued liabilities	15,450	6,093

	$71,202	$31,163

Net Income (Loss) Per Share

             Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company’s convertible subordinated notes are dilutive-potential common shares and, accordingly, are included in the fiscal 2000 calculation of net income per diluted share. For the fiscal 1999 and 1998 calculation, the convertible subordinated notes are not dilutive-potential common shares and, accordingly, are excluded from the calculation of net income (loss) per diluted share. The following table sets forth the computation of basic and diluted net income (loss) per share for the fiscal years ended October 31, (in thousands, except per share amounts):

	2000	1999	1998

Numerator:
Income available to common stockholders	$140,382	$(809)	$(26,282)
Plus Income impact of assumed conversions:
Interest on convertible notes	3,200	—	—

Adjusted income available to common stockholders	$143,582	$(809)	$(26,282)

Denominator
Weighted-average shares outstanding	48,239	42,176	43,066
Plus incremental shares from assumed conversions:
Employee stock options	3,487	—	—
Convertible notes	2,450	—	—

Adjusted weighted-average shares outstanding	54,176	42,176	43,066

Basic net income (loss) per share	$2.91	$(0.02)	$(0.61)
Diluted net income (loss) per share	$2.65	$(0.02)	$(0.61)

Recent Accounting Pronouncements

             In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a mater ial impact on the Company’s financial condition or results of operations.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”) “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change in its revenue policy resulting from SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle in the fourth quarter of fiscal 2001. Adoption of SAB101 will also require the Company to re-state the quarterly results for the eight fiscal quarters ended October 31, 2001. The Company is currently in the process of assessing SAB 10 1and is therefore unable to determine the impact of SAB 101on its financial statements.

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

Note 2—Acquisitions

             In June 1998, the Company purchased from Heuristics Physics Laboratories, Inc. (“HPL”) certain assets and assumed certain liabilities relating to its memory self test business for $8.0 million in cash and the assumption of $0.2 million in liabilities. Additionally, the Company agreed to make payments to the shareholder representatives of HPL in an amount equal to 10% of the Company’s net sales of products derived from the assets acquired from HPL’s design for test division for a period of two years following the acquisition. The amounts paid in 1999 under this arrangement were insignificant. In connection with the HPL acquisition, the Company recognized $2.0 million of acquired in-process research and development (“IPR&D”). The remaining $6.2 million has been capitalized, of which $5.3 million is for purchased technology and other intangible assets which is being amortized ratably over their estimated useful lives of five years.

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

             In September 1999, the Company purchased Opmaxx, Inc. for $8.0 million in cash and the assumption of liabilities and the assumption of employee stock options of approximately $0.6 million. Additionally, the Company agreed to make payments to the common shareholders of Opmaxx in an amount equal to 10% of the net receipts from sales of the Opmaxx products from September 1999 through December 31, 2003. These payments, if any, will be an adjustment to the acquired goodwill and be amortized over a five year period. In connection with this acquisition, the Company recognized $0.9 million of IPR&D. The remaining $7.7  million has been capitalized, of which $7.5 million is for purchased technology and other intangible assets which is being amortized ratably over their estimated useful lives, ranging from two to five years. Opmaxx was integrated with the Company’s subsidi ary, Fluence Technology, Inc.

             The IPR&D acquired from Opmaxx consists of products and projects related to analog and mixed signal self test. These products and projects are aimed at the development of design verification and sensitivity analysis, design fault coverage, test evaluation and optimization. The Company estimated that approximately 55% of the research and development effort, based on time spent and complexity, had been completed at the date of the acquisition. The first versions of these products are now being released.

             In May 2000, Credence acquired TMT, Inc., a company involved in the design and manufacture of linear and mixed signal and RF test systems for high volume, production testing of analog integrated circuits. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of TMT subsequent to the acquisition date. The total purchase price of $80.0 million included consideration of approximately $70.0 million in cash and the assumption of 1.2 million TMT stock options valued at approximately $10.0 million. Additionally, Credence created a $13.2  million deferred tax liability through the accounting for the acquisition. The net tangible assets purchased were approximately $10.2 million.

             The total purchase cost of TMT is as follows (in thousands):

Cash paid	$69,981
Deferred tax liability	13,217
Assumption of TMT options	9,995

Total purchase cost	$93,193

             The purchase price allocation is as follows (in thousands):

	Amount	Annual Amortization	Useful Lives

Purchase Price Allocation:
Tangible net assets	$10,167	—	—
Deferred compensation	8,362	$3,041	2.75
Intangible assets acquired:
Developed technology	23,498	2,350	10
Assembled workforce	1,439	480	3
Customer relationships	6,052	1,513	4
Trade name	2,053	411	5
In-process research and development	8,282	—	—
Goodwill	33,340	3,334	10

Total purchase price allocation	$93,193	$11,129

             A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $8.3 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from TMT consists of products and projects related to analog and radio frequency test products. These products and projects are aimed at the development of the ASL 2000 product as well as further versions of the RFx product. We estimated that these projects varied in terms of completion from 50% to 85% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from currently completed to the first quarter of fiscal 2002. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $66.4 million and are being amortized over their estimated useful lives, ranging from three to ten years.

             The deferred compensation amount represents the intrinsic value of the unvested stock options assumed in the transaction. The useful life is the weighted average remaining future vesting period of the unvested options.

             The following unaudited pro forma summary consolidated operations information of the Company is presented excluding the charge for IPR&D, as if the acquisition of TMT had occurred at the beginning of fiscal 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1999 or of results which may occur in the future (in thousands, except per share data).

Fiscal year ended October 31,	2000	1999

Net sales	$706,324	$218,202
Operating expenses	203,014	124,873
Net income (loss)	$148,046	$(7,516)

Basic net income (loss) per share	$3.07	($ 0.18)
Diluted net income (loss) per share	$2.73	($ 0.18)

             In August 2000, Credence acquired Modulation Instruments, Inc. (“MI”), a company involved in the design and manufacture of radio frequency testing products. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of MI subsequent to the acquisition date. The total purchase price of $20.5 million was cash. Additionally, Credence created a $1.9 million deferred tax liability through the accounting for the acquisition. The net tangible assets purchased were approximately $1.9 million.

             The total purchase cost of MI is as follows (in thousands):

Cash paid	$20,497
Deferred tax liability	1,903

Total purchase cost	$22,400

             The purchase price allocation is as follows (in thousands):

	Amount	Annual Amortization	Useful Lives

Purchase Price Allocation:
Tangible net assets	$1,891	—	—
Intangible assets acquired:
Developed technology	3,419	855	4
Assembled workforce	477	159	3
In-process research and development	3,313	—	—
Patents	862	172	5
Goodwill	12,438	3,106	4

Total purchase price allocation	$22,400	$4,292

             A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in approximately $3.3 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from MI consists of products and projects related to radio frequency test products. These products and projects are aimed at the development of the MI 4115A product in various forms. We estimated that these projects varied in terms of completion from 70% to 84% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from early fiscal 2001 to late fiscal 2001. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $17.2 million and are being amortized over their estimated useful lives, ranging from three to five years.

             In August 2000, Credence acquired its European distribution companies. Credence Europa (“Europa”) was purchased from its management team for $8.4 million in cash. Europa distributes, services and supports the Company’s products in Europe and the Middle East. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Europa subsequent to the acquisition date. The net tangible assets purchased were approximately $3.1 million. The intangible assets, consisting primarily of customer relationships, assembled workforce, and goodwill, were assigned a value of $5.3 million and are being amortized over their estimated useful lives, ranging from three to four years.

             In October 2000, Credence acquired New Millennia Solutions, Inc. (“NMS”), a company involved in the design and manufacture of native test environment Rambus RDRAM memory and module test products and application specific test products. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of NMS subsequent to the acquisition date. The total purchase price of $11.3 million consisted of $7.3 million paid in cash at the closing and the cancellation of $4.0 million in existing equity investments in NMS. Credence also created a $1.9 million deferred tax liability through the accounting for the acquisition. Additionally, the Company agreed to make payments to the employees of NMS based on the attainment of performance criteria for this division for a period of three years following the acqui sition. These payments, if any, will be accounted for as compensation expense as incurred and are capped at $20.0 million in total over the three year period. The net tangible assets purchased were approximately $2.2 million.

             The total purchase cost of the NMS merger is as follows (in thousands):

Cash paid	$11,265
Deferred tax liability	1,881

Total purchase cost	$13,146

             The purchase price allocation is as follows (in thousands):

	Amount	Annual Amortization	Useful Lives

Purchase Price Allocation:
Tangible net assets	$2,215	—	—
Intangible assets acquired:
Developed technology	4,064	1,016	4
Assembled workforce	313	78	4
In-process research and development	200	—	—
Patents	324	65	5
Goodwill	6,030	1,508	4

Total purchase price allocation	$13,146	$2,667

             A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $0.2 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from NMS consists of products and projects related to application specific testing products (“ASTS”). These products and projects are aimed at the development of an ASTS tester. We estimated that these projects were approximately 30% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion date of these projects is the second fiscal quarter of 2001. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $10.7 million and are being amortized over their estimated useful lives, ranging from four to five years.

             There can be no assurance that the in-process projects acquired, as noted above, will achieve technological feasibility or that the Company will be able to successfully market products based on such technology. Should these in-process projects fail, the value of the Company’s investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market these products could have a material adverse affect on the Company’s business, financial condition or results of operations.

Note 3—Special Charges

             In the second quarter of fiscal 1999, the Company recorded special charges totaling $6.2 million, of which $0.3 million was for employee severance and $5.9 million was for abandoned facilities. These charges were recorded as a result of the Company’s response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries at that time as well as the decision to relocate the Company’s Oregon operations from a facility in Beaverton to a newly constructed facility in Hillsboro, Oregon.

             In the fourth quarter of fiscal 1999, the Company recorded special charges totaling $1.3 million. This charge included expenses related to the Opmaxx acquisition of $0.6 million as well as the $0.7 million write-down of certain intangible assets from another acquisition in the integration of Opmaxx with the Company’s subsidiary Fluence Technology, Inc.

             In the third and fourth quarters of fiscal 1998, the Company recorded special charges totaling $48.7 million, of which $28.4 million were classified as cost of goods sold and the balance was classified as operating expenses. These charges are the result of the Company’s response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries which took place during the period. As a result of this industry downturn, the Company downsized its operations, including reducing headcount, reducing the volume of products being produced and canceling and delaying various projects, including facilities expansions and certain research and development projects. The impact of this downturn and these decisions was that significant amounts of the Company’s inventories, receivables, fixed assets, prepaid expenses, investments and purchased techn ologies were impaired and certain liabilities had been incurred. As a result, the Company wrote down the related assets to their net realizable values and made provision for the estimated liabilities.

             Of the $48.7 million in charges, approximately $28.4 million was charged as cost of goods sold, of which approximately $26.7 million was related to write-down of excess or obsolete inventories. The elements of the charges during fiscal 1998 are as follows (in thousands):

Write-down of inventories to net realizable value (including expected losses on supplier commitments)	$26,678
Write-down of excess fixed assets to fair value	7,272
Write-down of purchased technology and investments to fair value	5,118
Write-off of prepaid and other current assets	2,444
Excess facility costs	2,641
Provision for uncollectible receivables	3,389
Employee termination benefits and accrued liabilities	1,196

$48,738

             The cash expenditures associated with these obligations were made in fiscal 1998 and 1999 and no further accruals remained at October 31, 1999.

Note 4—Industry Segments and Concentration of Risks

Credit Risk, Product Line and Segment/Geographic Data

             Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments and trade receivables. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the balance sheet. See Note 1 for a description of these investment assets at October 31, 2000 and 1999.

             The Company and its subsidiaries operate in two industry segments: the design, development, manufacture, sale and service of ATE used in the production of semiconductors; and, as a result of acquisitions made in fiscal years 1997 through 1999, the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from software were not material to the Company’s operations in fiscal years 2000, 1999 and 1998, representing less than 4% of revenue.

             The Company’s net sales by product line consisted of:

	Year ended October 31,

	2000	1999	1998

Mixed Signal	72%	65%	66%
Logic	12	16	18
Memory	11	7	4
Service and software	5	12	12

Total net sales	100%	100%	100%

             The Company sells its products primarily to distributors and semiconductor manufacturers located in the United States, Asia Pacific and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses historically have been both immaterial and within management’s expectations.

             Export sales, which are denominated in U.S. dollars and represent substantially all of the Company’s international sales, represent sales to the Company’s customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year ended October 31,

	2000	1999	1998

Domestic	20%	36%	31%
Asia Pacific	69	55	60
Europe	11	9	9

Total net sales	100%	100%	100%

             One customer, Spirox Corporation (a distributor in Taiwan), accounted for 45% , 39% and 34% of the Company’s net sales in fiscal 2000, 1999 and 1998, respectively. One end-user customer headquartered in Taiwan accounted for 19% of the Company’s net sales in fiscal 2000. This concentration subjects a significant portion of the Company’s receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. At October 31, 2000 this distributor’s accounts receivable balance with the Company was approximately $43 million. Disruption of business in Asia caused by the previously mentioned factors could have a material impact on the Company’s business, financial condition or results of operations.

Other Risks

             The semiconductor industry has historically been cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for ATE, including equipment manufactured and marketed by the Company. Differences between the Company’s forecast of market demand for its products and actual demand could have a material effect on the financial statements. In addition, the ATE industry is highly competitive, and subject to rapid technological change. The Company has experienced and is continuing to experience significant delays in the introduction of new products. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to the Company’s estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. Such cha nges have and could continue to materially adversely affect the Company’s business, financial condition and results of operations.

             In addition, the Company relies on several suppliers and manufacturing subcontractors to provide many of the key components and subassemblies used in the Company’s products. Some of these items are available from only one supplier or a limited group of suppliers. Any disruption in the delivery of these items could materially adversely affect the Company’s business, financial condition and results of operations.

Note 5—Lease Obligations and Other Commitments

             The Company leases its facilities and equipment under operating leases that expire periodically through 2007.

             The approximate future minimum lease payments under operating leases for facilities and equipment at October 31, 2000 are as follows (in thousands):

Lease Payments

2001	$3,788
2002	3,731
2003	3,487
2004	2,680
2005	1,176
Thereafter	470

$15,332

             Rent expense was approximately $4,694,000, $1,918,000 and $4,336,000, for the years ended October 31, 2000, 1999 and 1998, respectively.

             The Company has an agreement with a distributor whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the distributor to the bank. Under this agreement, the distributor agreed to grant to the Company a security interest to secure the obligations of the distributor as a result of any payments by the Company pursuant to the guaranty. At October 31, 2000 and 1999, the maximum allowable debt of the distributor subject to this guaranty, $4,750,000 and $1,000,000, respectively, was outstanding.

Note 6—Convertible Subordinated Notes

             In September 1997, the Company sold $115 million of 5¼% convertible subordinated notes (the “Notes”) due September 2002 through a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. The Notes do not provide for a sinking fund and are redeemable at the option of the Company, in whole or in part, at any time on or after September 20, 2000, at certain redemption prices. Interest is payable semiannually on March 15 and September 15, commencing March 15, 1998. The Notes are convertible into common stock of the Company at an initial conversion price of $69.15 per share. Expenses of $3.3 million associated with the offering have been deferred and included in other assets. Such expenses are being amortized to interest expense over the term of the Notes. In November 1997, the Company filed a Registration Statement with the Securities and Exchange Commission under Form S-3 to permit public secondary trading of the Notes, and, upon conversion, the underlying common stock. Such registration statement was declared effective in December 1997.

             In fiscal 1999, the Company recorded pre-tax extraordinary gains of $2.6 million for the retirement of $18.0 million of its Notes net of $0.4 million related to issuance expenses and discount on the notes in exchange for 1,206,000 shares of the Company’s common stock held in treasury.

             In September 2000 the remaining Notes were called for redemption by the Company. Of the $95 million principal amount of Notes outstanding, approximately $60,000 of the Notes were redeemed for cash while the remaining Notes were converted by the holders into 2,792,421 shares of Common Stock.

Note 7—Stockholders’ Equity

Stock Split

             The Board of Directors authorized the split of the Company’s common stock on a two-for-one basis for shareholders of record on May 1, 2000. The resulting shares from the stock split were distributed on May 17, 2000. This common stock split was effected through a common stock dividend. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

Follow-On Public Offering

             In February 2000, Credence completed a follow-on public offering of its common stock. All 5,290,000 shares covered by Credence’s Registration Statement, including shares covered by an over-allotment option that was exercised, were sold by Credence at a price of $57.50 per share, less an underwriting discount of $2.875 per share.

The net proceeds to the Company were approximately $288.1 million after deducting the issuance expense of approximately $0.9 million.

Treasury Stock and Common Stock Repurchases

             During fiscal 2000, the Company repurchased 405,000 shares of its common stock at a cost of $12.8 million. All the shares were put into treasury stock. In addition, the Company issued approximately 633,000 shares that were held in treasury to employees as part of the equity compensation plans. See Note 13 — Subsequent Events regarding additional treasury stock purchases.

             In fiscal 1999, the Company retired $18.4 million of its Notes in exchange for 1,206,000 shares of the Company’s common stock held in treasury. In addition the Company issued approximately 54,000 shares that were held in treasury to employees as part of the equity compensation plans.

Deferred Compensation

             The Company recorded $8.3 million of deferred compensation and additional paid-in capital upon the assumption of the outstanding TMT options in May 2000. During fiscal 2000, $1.5 million of amortization was recorded leaving a deferred compensation balance of $6.8 million. The deferred compensation is being amortized using the straight-line method over an expected life of 2.75 years.

Stock Option Plans and Stock Purchase Plan

             The Company grants options to employees and members of the Board of Directors under the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan is divided into two separate components: (i) the Discretionary Option Grant Program and (ii) the Automatic Option Grant Program. Options granted under the Discretionary Option Grant Program will have an exercise price equal to 100% of the fair market value of such shares on the date of grant, and a maximum term of ten years, and are exercisable over a vesting period, generally four to five years. Under the Automatic Option Grant Program, options are granted automatically at periodic intervals to non-employee members of the Board at an exercise price equal to 100% of the fair market value of the option shares on the date of grant and a maximum term of ten years, and are exercisable over a vesting period, generally four to five yea rs.

             On August 9, 2000, the Board of Directors authorized the Company’s Supplemental Stock Option Plan and authorized 500,000 shares for issuance. This additional reserve of shares shall supplement the Company’s 1993 Stock Option Plan and is for issuance to individuals employed by the Company who are neither officers of the Company nor members of the Board.

             On March 22, 2000, the stockholders approved an amendment to the Company’s 1993 Stock Option Plan that implemented an automatic share increase feature pursuant to which the number of shares available for issuance under the 1993 Stock Option Plan (the “1993 Plan”) will automatically increase on the first trading day of each fiscal year (the “First Trading Day”), beginning with the 1999 fiscal year and continuing through the fiscal year 2003, by an amount equal to three and a half percent (3.5% ) of the total number of shares outstanding on the last trading day of the immediately preceding fiscal year, but no such annual increase is to exceed 3,000,000 shares.

             On November 5, 1998, the Compensation Committee of the Company’s Board of Directors approved a stock option repricing program pursuant to which employees of the Company (excluding Board members and consultants) could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price of $17.19 per share equal to the closing price of the Company’s common stock on the Nasdaq National Market on December 14, 1998. Approximately 898,000 options were eligible for repricing, of which approximately 571,000 were repriced. The vesting schedules and expiration dates of the repriced stock options were restarted at the new vesting commencement date of December 14, 1998.

             A summary of the activity under all plans, excluding the Fluence Plan, as defined below (in thousands, except per share amounts) is as follows:

	Options Available for Grant (Authorized)	Number of Options Outstanding	Price Per Share	Weighted Average Exercise Price

Balance at October 31, 1997	1,048	3,600	$0.22 - $16.50	$8.45
Increase in authorized shares	1,000	—	—	—
Options granted	(1,398)	1,398	$7.25 - $14.75	$13.16
Options canceled	290	(290)	$0.27 - $15.00	$9.74
Options exercised	—	(282)	$0.22 - $11.56	$4.55

Balance at October 31, 1998	940	4,426	$0.22 - $16.50	$10.10
Increase in authorized shares	2,816	—	—	—
Options granted	(6,082)	6,082	$7.32 - $21.78	$14.65
Options canceled	2,800	(2,800)	$0.22 - $20.66	$11.78
Options exercised	—	(1,392)	$0.22 - $15.00	$7.31

Balance at October 31, 1999	474	6,316	$0.27 - $21.78	$14.34
Increase in authorized shares	2,547	—	—	—
Options granted	(3,081)	3,081	$4.98 - $67.99	$36.64
Options canceled	243	(243)	$1.07 - $65.75	$19.84
Options exercised	—	(1,074)	$0.27 - $22.22	$10.06
Options expired	(3)	—	—	—

Balance at October 31, 2000	180	8,080	$0.27 - $67.99	$22.80

             The Company has reserved for issuance approximately 8,260,000 shares of common stock in connection with the stock option plans. At October 31, 2000, approximately 1,515,000 shares were exercisable at an aggregate exercise price of $23,613,000.

             The following table summarizes information about options outstanding and exercisable at October 31, 2000, excluding the Fluence Plan (in thousands except per share amounts).

Options Outstanding				Options Exercisable

Range of Exercise Prices	Options Outstanding at Oct. 31, 2000	Weighted-Avg. Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Currently Exercisable at Oct. 31, 2000	Weighted Average Exercise Price

$ 0.27 - $17.00	3,110,472	8.00	$10.63	709,609	$8.79
$17.75 - $21.78	2,780,111	8.88	$20.25	757,471	$20.14
$22.22 - $67.99	2,189,878	9.53	$43.33	48,179	$44.01

$ 0.27 - $67.99	8,080,461	8.72	$22.80	1,515,259	$15.58

             These options will expire, if not exercised, at specific dates from December 2000 to October 2010.

             In 1997, the Company’s subsidiary, Fluence, adopted a 1997 Stock Option Plan (the “Fluence Plan”) under which incentive stock options to purchase Fluence common stock could be granted to employees, non-employee members of the Board or the non-employee members of the Board of Directors of any parent or subsidiary, and consultants and other independent advisors who provide services to Fluence (or any parent or subsidiary). Under the Fluence Plan, options to purchase Fluence common stock can be granted at prices no less than 85% of their fair value on the date of grant. Generally, options granted are immediately exercisable and the resulting shares issued to employees under the Fluence Plan are subject to certain repurchase rights by Fluence, at the discretion of Fluence, upon the individual’s cessation of service prior to vesting in the shares at the original purchase price. As of Octobe r 31, 2000, 2,378,306 options were granted and outstanding at fair value to employees and are exercisable by employees at exercise prices between $0.06 and $0.60 per share. These shares vest over a four-year period. Activity under this plan (in thousands, except per share amounts) is as follows:

		Options Outstanding

	Options Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at October 31, 1997	1,149	851	$0.10
Grants	(195)	195	0.10
Cancellations	410	(410)	0.10
Exercises	—	(2)	0.10

Balance at October 31, 1998	1,364	634	$0.10

Increase in shares authorized	2,000	—
Grants	(1,757)	1,757	0.24
Cancellations	45	(45)	0.10
Exercises	—	(22)	0.10

Balance at October 31, 1999	1,652	2,324	$0.19

Grants	(304)	304	0.60
Cancellations	147	(147)	0.31
Exercises	—	(103)	0.10
Expirations	(77)	—	—

Balance at October 31, 2000	1,418	2,378	$0.25

             The Company has reserved for issuance approximately 3,796,000 shares of common stock in connection with the stock option plans.

             The following table summarizes information about options outstanding under the Fluence Plan at October 31, 2000 (in thousands except per share amounts) :

Options Outstanding	Options Exercisable

Range of Exercise Price	Options Outstanding at Oct. 31, 2000	Weighted-Avg. Remaining Contractual Life (years)	Weighted-Avg. Exercise Price	Options Currently Exercisable at October 31, 2000	Weighted Average Exercise Price

$0.06 - $0.60	2,378	7.95	$0.25	1,806	$0.31

             These options will expire, if not exercised, at specific dates from July 2007 to December 2009.

             In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which provides eligible employees with the opportunity to acquire shares of the Company’s common stock. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. Approximately 107,718, 250,166, and 202,046 shares were issued pursuant to the plan in 2000, 1999 and 1998, respectively. At October 31, 2000, approximately 468,784 shares were reserved for issuance under the plan.

             The Company follows the intrinsic value method to account for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements.

             In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees. The fair value of each option grant is estimated assuming no expected dividends and the following weighted-average assumptions:

	2000	1999	1998

Expected life (years)	6.48	3.06	3.03
Expected stock price volatility	0.77	0.72	0.70
Risk-free interest rate	5.06%	5.97%	4.28%

             The grant date weighted-average fair value of options granted during the year was $26.22, $7.31 and $6.29 for 2000, 1999 and 1998, respectively.

             The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for issuances made in 2000, 1999 and 1998:

	2000	1999	1998

Expected life (years)	0.50	0.50	0.50
Expected stock price volatility	0.89	0.76	0.82
Risk-free interest rate	5.47%	5.65%	4.55%

             The weighted-average fair value of purchase rights granted during the year was $13.87, $3.42 and $4.71 for 2000, 1999 and 1998, respectively.

             For pro forma purposes, the estimated fair value of the Company’s stock-based awards to its employees is amortized over the option’s vesting period and the Employee Stock Purchase Plan’s six-month purchase period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	2000	1999	1998

Net income (loss) as reported	$140,382	$(809)	$(26,282)
Pro forma net income (loss)	$119,131	$(5,010)	$(30,725)
Basic net income (loss) per share as reported	$2.91	$(0.02)	$(0.61)
Pro forma basic net income (loss) per share	$2.47	$(0.12)	$(0.72)
Diluted net income (loss) per share as reported	$2.65	$(0.02)	$(0.61)
Pro forma diluted net income (loss) per share	$2.20	$(0.12)	$(0.72)

             Because fair value pro forma disclosure is applicable only to options granted subsequent to October 31, 1995, the pro forma effect is only fully reflected in fiscal 2000.

Rights Plan

             On June 1, 1998, the Company adopted the Credence Systems Corporation Stockholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of Credence common stock, par value $0.001 per share (“Right”) of the Company held by stockholders of record as of the close of business on June 22, 1998. The Rights will expire on June 22, 2008, unless redeemed or exchanged. Under the Rights Plan, each Right initially will entitle the registered holder to buy one unit of a share of preferred stock for $165.00. The Rights will become exercisable only if a person or group (other than stockholders currently owning 15% of Credence common stock) acquires beneficial ownership of 15% or more of Credence’s common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would b eneficially own 15% or more of Credence’s common stock.

Note 8—Employee Benefit Plans

             The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contributions to this plan has been $1,138,000, $350,000, and zero in fiscal year’s ended October 31, 2000, 1999 and 1998, respectively.

             The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive-based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made contributions of $5,116,000, $892,000 and $1,285,000 in fiscal 2000, 1999 and 1998, respectively.

Note 9—Income Taxes

             The tax provision consists of the following (in thousands):

	Year Ended October 31,

	2000	1999	1998

Federal:
Current	$81,951	$(704)	$(3,786)
Deferred	(8,394)	(788)	(8,868)

	73,557	(1,492)	(12,654)
State:
Current	10,094	(160)	(539)
Deferred	(555)	119	(1,636)

	9,539	(41)	(2,175)
Foreign:
Current	372	161	44

	$83,468	$(1,372)	$(14,785)

             Pre-tax income from foreign operations was approximately $917,000 in 2000, $364,000 in 1999, and $6,000 in 1998.

             Reconciliation between the Company’s effective tax rate (37% in 2000, 36% in 1999 and 1998) and the U.S. statutory rate is as follows (in thousands):

	Year Ended October 31,

	2000	1999	1998

Tax computed at statutory rate	$78,362	$(1,339)	$(14,373)
State income tax (net of federal benefit)	6,200	(27)	(1,414)
Foreign sales corporation benefit	(6,352)	—	—
Non-deductible in-process research and development	4,128	301	466
Research and development credits	(755)	(300)	(300)
Other items	1,885	(7)	836

	$83,468	$(1,372)	$(14,785)

             At October 31, 2000, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $7,600,000 and $194,000, respectively, which expire in 2003 through 2018. Utilization of the net operating loss carryforwards at October 31, 2000 is limited to approximately $822,000 annually under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of the research tax credit carryforwards is similarly limited.

             Significant components of the Company’s deferred tax assets are as follows (in thousands):

	October 31,

	2000	1999

Deferred tax assets:
Accounting for inventories	$12,448	$6,758
Allowance for doubtful accounts	2,889	1,289
Accruals not currently deductible	7,099	5,994
Net operating loss carryforwards	2,694	1,170
Acquired technology	—	1,478
Book over tax depreciation	5,982	2,877
Research credit carryforwards	—	194

Total deferred tax assets	31,112	19,760
Valuation allowance for deferred tax assets	(2,308)	(2,572)

	28,804	17,188
Deferred tax liability:
Acquired intangibles	(16,758)	—

Net deferred tax assets	$12,046	$17,188

             There was a net decrease of $264,000 in the valuation allowance in 2000, no change in the valuation allowance in 1999, and a net increase of $466,000 in 1998.

Note 10—Contingencies

             The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 11—Accumulated Other Comprehensive Income

             Accumulated other comprehensive income and changes thereto consist of:

	Year Ended October 31,

	2000	1999	1998

Beginning balance income (loss), net of tax	$(661)	$(241)	$—
Unrealized gain (loss) on available-for-sale securities, net of tax $1,644	3,158	(517)	—
Currency translation adjustment	(280)	97	(241)

Ending balance income (loss), net of tax	$2,217	$(661)	$(241)

Note 12—Related Party Transactions

             Bernard V. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. and Dr. William G. Howard, the Company’s Chairman, is a director of Xilinx. For the years ended October 31, 2000, 1999 and 1998, the Company sold approximately $3,116,000, $4,551,000 and $2,868,000, respectively, of products and services to Xilinx. The amounts receivable from Xilinx were approximately $356,000, $1,489,000 and $554,000 at October 31, 2000, 1999 and 1998, respectively.

             David Ranhoff, an Executive Vice President and the Chief Operating Officer of the Company, joined the board of directors of Micro-ASI, Inc in December 2000. For the year ended October 31, 2000, the Company sold approximately $1,751,000 of products and services to Micro-ASI (none in fiscal 1999 and in 1998). This amount was a receivable from Micro-ASI at October 31, 2000.

Note 13—Subsequent Events (Unaudited)

             In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that certain of the Company’s products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent 4,589,815 and seeking damages and injunctive relief. To date the Company has not been served with the complaint. Credence may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

             Subsequent to October 31, 2000 the Company purchased 325,000 shares of its common stock at a cost of approximately $6.5 million. All of these shares were put into treasury stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.

PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT.

             The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers and Key Employees” in Part I of this Form 10-K Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION.

             The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of the Annual Report on Form 10-K:

1.	Financial Statements. The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

Page

Report of Ernst & Young LLP, Independent Auditors	40

Consolidated Balance Sheets—October 31, 2000 and 1999	41
Consolidated Statements of Operations—Years Ended October 31, 2000, 1999 and 1998	42

Consolidated Statements of Stockholders’ Equity—Years Ended October 31, 2000, 1999 and 1998	43

Consolidated Statements of Cash Flows—Years Ended October 31, 2000, 1999 and 1998	44
Notes to Consolidated Financial Statements	45

2.	Financial Statement Schedule. The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2000, 1999 and 1998, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page

Schedule II—Valuation and Qualifying Accounts	67

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.	Exhibits. See Exhibit Index on page 68.

(b)	Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K. The Company filed a Current Report on Form 8-K on November 30, 2000, reporting its financial results for the fourth fiscal quarter ended October 31, 2000. The Company filed a Current Report on Form 8-K on October 27, 2000, announcing its acquisition of NewMillennia Solutions, Inc. The Company filed a Current Report on Form 8-K on September 27, 2000 announcing the redemption of its 5¼% Convertible Subordinated Notes Due 2002 and announcing the adoption of its stock repurchase program. The Company filed a Current Report on Form 8-K on August 18, 2000 announcing the closing of the Series A financing for NewMillennia Solutions, Inc. in which the Company was the lead investor. The Company filed a Current Report on Form 8-K on August 10, 2000, reporting its financial results for its third fiscal quarter ending July 31, 2000 and announcing its planned redemption of i ts 5 ¼% Convertible Subordinated Notes Due 2002. The Company filed a Current Report on Form 8-K on August 1, 2000, announcing its acquisition of Modulation Instruments, Inc.

(c)	See Exhibit Index on page 68.

(d)	The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2000, 1999 and 1998, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page

Schedule II—Valuation and Qualifying Accounts	67

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2001.

CREDENCE SYSTEMS CORPORATION

(Registrant)

By:	/s/ GRAHAM J. SIDDALL

Graham J. Siddall President and Chief Executive Officer

/s/ JOHN R. DETWILER

John R. Detwiler Vice President, Corporate Controller and Interim Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

             KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Graham Siddall and John Detwiler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitut e or substitutes, may lawfully do or cause to be done by virtue hereof.

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GRAHAM J. SIDDALL Graham J. Siddall	President and Chief Executive Officer	January 25, 2001

/s/ JOHN R. DETWILER John R. Detwiler	Vice President, Corporate Controller, Interim Chief Financial Officer	January 25, 2001

/s/ WILLIAM G. HOWARD, JR. William G. Howard, Jr.	Chairman of the Board of Directors	January 25, 2001

/s/ HENK J. EVENHUIS Henk J. Evenhuis	Director	January 25, 2001

/s/ JOS C. HENKENS Jos C. Henkens	Director	January 25, 2001

/s/ BERNARD V. VONDERSCHMITT Bernard V. Vonderschmitt	Director	January 25, 2001

/s/ JON D. TOMPKINS Jon D. Tompkins	Director	January 25, 2001

Schedule II

CREDENCE SYSTEMS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Additions Reducing Revenue(b)	Write-offs	Balance at End of Year

Year ended October 31, 2000 Allowance for doubtful accounts	$3,216	$1,470		$ 3,011	$469	$7,228
Year ended October 31, 1999 Allowance for doubtful accounts	$5,409	$(645	)(a)	—	$1,548	$3,216
Year ended October 31, 1998 Allowance for doubtful accounts	$1,763	$4,325		—	$679	$5,409

______________

(a)	During fiscal 1999 the Company reclassified $1,000 from the allowance for doubtful accounts to the other costs incurred related to the fiscal 1998 special charges. This $1,000 was offset by $355 in additional expenses recorded during the year.

(b)	Represents estimated price adjustments and allowances.

EXHIBIT INDEX

Exhibit Number

2.1(1)	Agreement and Plan of Merger dated October 5, 1993 between Credence Systems Corporation, a California Corporation, and the Company.

2.2(1)	Asset Purchase Agreement dated December 31, 1990 between Tektronix, Inc. and the Company, including Amendment No. 1 to the Asset Purchase Agreement dated December 31, 1990.

2.3(1)	Technology Agreement between Tektronix, Inc. and the Company dated December 31, 1990.

2.4(1)	Letter Agreement between Tektronix, Inc. and the Company dated September 30, 1992.

2.5(1)	Amendment Agreement dated as of August 12, 1993 between Tektronix, Inc. and the Company.

2.6(1)	1990 Plan of Purchase Price Adjustment Recapitalization.

2.7(1)	Letter Agreement between Tektronix, Inc. and the Company dated August 11, 1993.

2.8(8)	Agreement and Plan of Reorganization dated as of February 6, 1994 among the Registrant, Semiconductor Test Solutions, Inc., EPRO and the shareholders of EPRO listed therein.

2.9(10)	Asset Purchase Agreement, dated as of May 19, 1997, among Credence Systems Corporation, Test Systems Strategies, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems Corporation, and Test Systems Strategies, Inc. an Oregon Corporation and wholly-owned subsidiary of Summit Design, Inc.

2.10(20)	Asset Purchase Agreement, dated as of August 20, 1997, among Zycad Corporation, a Delaware Corporation, its wholly owned subsidiary, Attest Software and Test Systems Strategies, Inc., a Delaware Corporation and wholly owned subsidiary of the Company.

2.11(18)	Asset Purchase Agreement, dated as of June 1, 1998, between Credence Systems Corporation, a Delaware corporation and Yervant David Lepejian and Lawrence Kraus, as authorized representatives of all of the shareholders of Heuristics Physics Laboratories, Inc., a California corporation.

2.12(24)	Agreement and Plan of Merger dated as of February 16, 1999, between Fluence Technology, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems Corporation, and Opmaxx, Inc., a Delaware corporation .

2.13(24)	Amendment No. 1 to the Agreement and Plan of Merger dated as of August 31, 1999, to the Agreement and Plan of Merger dated as of February 16, 1999, between Fluence Technology, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems Corporation and Opmaxx, Inc., a Delaware Corporation.

2.14(27)	Agreement and Plan of Reorganization dated as of March 27, 2000, among the Company, TMT and Champagne Acquisition Corporation.

3.1(26)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

4.1(1)	Investor Rights Agreement dated October 15, 1989 by and among the Company and the investors listed therein, including Amendment Agreement to the Investor Rights Agreement dated June 15, 1990, Second Amendment Agreement to the Investor Rights Agreement dated September 30, 1992 and the Third Amendment Agreement to Investor Rights Agreement dated August 8, 1993.

4.2(3)	Fourth Amendment Agreement to the Investor Rights Agreement dated March 10, 1994.

4.3(16)	Form of Rights Agreement, dated as of June 2, 1998, by and between the Company and BankBoston, N.A., as Rights Agent.

4.4(16)	Form of Certificate of Designation for the Series A Junior Participating Preferred Stock of the Company.

4.5(16)	Form of Rights Certificate.

4.6(7)	Fifth Amendment Agreement to the Investor Rights Agreement dated May 26, 1995.

10.1(1)	Form of Indemnification Agreement Between the Company and each of its officers and directors.

Exhibit Number

10.2(1)	Underwriting Agreement dated October 28, 1993 by and among the Company and the underwriters named therein.

10.3(3)	Underwriting Agreement dated March 31, 1994 by and among the Company and the underwriters named therein.

10.4(7)	Underwriting Agreement dated June 14, 1995 by and among the Company and the underwriters named therein.

10.5(1)	Industrial Space Lease between Renco Investment Company and the Company dated August 12, 1992 including the First Addendum dated August 14, 1992, Option to renew Lease dated August 14, 1992, First Amendment to Lease dated October 22, 1992 and Acceptance Agreement dated November 25, 1992.

10.6(1)	Indenture (lease agreement) between Pen Nom I Corporation and the Company dated April 3, 1991, including the First Amendment to Lease dated August 16, 1991, the Second Amendment to Lease dated December 10, 1991, the Third Amendment to Lease dated August 7, 1992, the Fourth Amendment to Lease dated October 13, 1992 and the Fifth Amendment to Lease dated November 15, 1993.

10.7(1)	Master Equipment Lease Agreement between the Company and Financing for Science and Industry, Inc. dated February 26, 1993.

10.8(4)	Leaseline Agreement between Comdisco and the Company dated July 29, 1994.

10.9(2)	Indemnification and Security Agreement between Credence Capital Corporation and the Company dated October 28, 1994.

10.10(3)	Stock Transfer Agreement by and among the Company, Richard Cann, Rene Verhaegen and Credence Europa Limited dated as of February 28, 1994.

10.11(3)	Secured Line of Credit Agreement between Credence Europa Limited and the Company dated as of February 28, 1994.

10.12(6)	Lease by and between the Company and The Mutual Life Insurance Company of New York dated June 16, 1995.

10.13(10)	First Amendment to Lease by and between the Company and The Mutual Life Insurance Company of New York dated December 29, 1995.

10.14(11)	Loan and Security Agreement between the Company and Silicon Valley Bank and Comerica Bank-California dated April 28, 1995, as amended.

10.15(9)	Domestic and International Master Agreement for Purchase of Equipment and Product Support between the Company and Comdisco, Inc., dated January 31, 1995.

10.16(10)	Employment Agreement by and between the Company and Elwood H. Spedden dated October 31, 1995.

10.17(11)	Master Lease Purchase Agreement, Lease Purchase Closing Schedule and Lease Purchase Addendum No. One between Metlife Capital Corporation and the Company dated April 30, 1996.

10.18(12)	Loan Agreement among Silicon Valley Bank, Bank of Hawaii and the Company, dated July 26, 1996.

10.19(13)	License Agreement between the Company and Kinetix Test Systems, LLC, dated July 31, 1996.

10.20(13)	Lease Agreement between Petula Associates, Ltd and Koll Portland Associates, dba KBC Tigard II and the Company dated September 12, 1995.

10.21(13)	Sixth Amendment to Lease by and between the Company and Pen Nom I Corporation dated March 10, 1995.

10.22(24)	Software OEM License Agreement between the Company, Test Systems Strategies, Inc. and Summit Design, Inc. dated May 19, 1997.

10.23(14)	Joint Venture Agreement dated June 10, 1997, between the Company and Innotech Corporation.

Exhibit Number

10.24(17)	Lease Agreement between the Company and Bedford Property Investors, Inc. dated December 10, 1997.

10.25(18)	Lease Agreement between the Company and Pacific Realty Associates, L.P., dated April 10, 1998.

10.26(19)	Amendment to Loan Agreement dated July 24, 1998 between the Company, Silicon Valley Bank and Bank of Hawaii.

10.27(19)	Non-Recourse Receivables Purchase Agreement dated May 1, 1998 between the Company and Silicon Valley Financial Services.

10.28(23)	Employment offer letter, dated March 24, 1998, by and between the Company and Dennis P. Wolf.

10.29(23)	Letter Agreement, dated January 19, 1999, by and between the Company and Dr. Wilmer R. Bottoms.

10.30(21)	Amendment to Loan Agreement dated February 5, 1999 between Silicon Valley Bank, Bank of Hawaii and the Company.

10.31(22)	Amendment to Loan Agreement dated July 23, 1999 between Silicon Valley Bank and the Company.

10.32(22)	Employment Agreement by and between the Company and Graham J. Siddall, dated July 29, 1999.

10.33(25)	Underwriting Agreement dated February 2000 by and among the Company and the Underwriters named therein.

10.34(26)	Amendment to Graham J. Siddall Employment Agreement.

10.35	Separation Agreement between the Company and Dennis Wolf.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (reference is made to page 65 of this report).

99.1(29)	1993 Stock Option Plan, as Amended and Restated through May 17, 2000.

99.2(15)	Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.

99.3(15)	Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.

99.4(15)	Addendum to the Stock Option Agreement (Special Tax Elections).

99.5(15)	Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).

99.6(15)	Addendum to the Stock Option Agreement (Change in Control).

99.7(15)	Addendum to the Stock Option Agreement (Financial Assistance).

99.8(15)	Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

99.9(15)	Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

99.10(29)	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

99.11(5)(10)	Compensation Agreement between the Company and Jos C. Henkens, dated November 5, 1993.

99.12(5)(10)	Compensation Agreement between the Company and Wilmer R. Bottoms, dated November 5, 1993.

99.13(5)(10)	Compensation Agreement between the Company and Robert F. Kibble, dated November 5, 1993.

99.14(5)(10)	Compensation Agreement between the Company and Bernard V. Vonderschmitt, dated November 5, 1993.

99.15(5)(10)	Compensation Agreement between the Company and Henk J. Evenhuis, dated November 4, 1993.

99.16(15)	Form of Stock Purchase Agreement.

99.17(15)	Form of Enrollment/Change Form.

Exhibit Number

99.18(21)	Employment Agreement by and between the Company and David A. Ranhoff, dated March 31, 1999.

99.19(21)	Employment Agreement by and between the Company and Dennis P. Wolf, dated March 31, 1999.

99.20(21)	Employment Agreement by and between the Company and William G. Howard, dated March 31, 1999.

99.21(29)	Supplemental Stock Option Plan.

99.22(28)	TMT, Inc. 1996 Stock Option Plan.

99.23(28)	Form of Option Assumption Agreement under TMT, Inc. 1996 Stock Option Plan.

______________

(1)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-68438) as amended.

(2)	Incorporated by reference to an exhibit to the Company’s 1994 Annual Report on Form 10-K.

(3)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-76264) as amended.

(4)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1994.

(5)	Management contract or compensatory plan filed pursuant to Item 14(c).

(6)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.

(7)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-92802), as amended.

(8)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on March 29, 1995, as amended on May 26, 1995.

(9)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995.

(10)	Incorporated by reference to an exhibit to the Company’s 1995 Annual Report on Form 10-K.

(11)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.

(12)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.

(13)	Incorporated by reference to an exhibit to the Company’s 1996 Annual Report on Form 10-K.

(14)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997.

(15)	Exhibits 99.2 through 99.9 and Exhibit 99.16 and 99.17 are incorporated herein by reference to identically numbered exhibits included in the Company’s Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.

(16)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 1998.

(17)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

(18)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.

(19)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.

(20)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1997.

(21)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.

(22)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

(23)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998.

(24)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1999.

(25)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-95469), as amended.

(26)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.

(27)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on May 12, 2000

(28)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-38428), as filed with the Commission on June 2, 2000.

(29)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50432), as filed with the Commission on November 21, 2000.