Form 10-Q
period 2001-01-31
CREDENCE SYSTEMS CORP
filed 2001-03-15
CIK 893162

________________________________________________________________________________
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001
                                      OR

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

     At March 1, 2001, there were approximately 52,471,085 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

________________________________________________________________________________

CREDENCE SYSTEMS CORPORATION

                                     INDEX                              PAGE NO.
                                     -----                              --------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.........................................      3
         Condensed Consolidated Balance Sheets........................      3
         Condensed Consolidated Statements of Operations..............      4
         Condensed Consolidated Statements of Cash Flows..............      5
         Notes to Condensed Consolidated Financial Statements.........      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     23

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings............................................     24
Item 2.  Changes in Securities........................................     24
Item 3.  Defaults Upon Senior Securities..............................     24
Item 4.  Submission of Matters to a Vote of Securityholders...........     24
Item 5.  Other Information............................................     24
Item 6.  Exhibits and Reports on Form 8-K.............................     24

PART I  - FINANCIAL INFORMATION

Item I  - Financial Statements

                         CREDENCE SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                   January 31,   October 31,
                                                      2001         2000/a/
                                                   -----------   -----------
ASSETS                                             (unaudited)
Current assets:
  Cash and cash equivalents....................... $   118,222   $   119,089
  Short-term investments..........................     106,831       124,545
  Accounts receivable, net........................     137,543       175,794
  Inventories.....................................     138,076       102,034
  Other current assets............................      27,175        29,420
                                                   -----------   -----------
   Total current assets...........................     527,847       550,882
Long-term investments.............................     128,198       133,804
Property and equipment, net.......................     106,681        94,853
Goodwill from acquisitions, net...................      52,676        55,133
Other intangible assets, net......................      39,159        42,161
Other assets......................................      10,707         2,404
                                                   -----------   -----------
   Total assets................................... $   865,268   $   879,237
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................ $    38,741   $    53,287
  Accrued liabilities.............................      61,918        71,202
  Income taxes payable............................      18,707        23,866
                                                   -----------   -----------
   Total current liabilities......................     119,366       148,355
Other liabilities.................................       9,730         8,332
Minority interest.................................         191           323
Stockholders' equity..............................     735,981       722,227
                                                   -----------   -----------
    Total liabilities and stockholders'........... $   865,268   $   879,237
                                                   ===========   ===========

                            See accompanying notes.

a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 2000.

                         CREDENCE SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------
Net sales.................................................... $123,177  $101,768
Cost of goods sold...........................................   52,560    43,023
                                                              --------  --------
Gross margin.................................................   70,617    58,745
Operating expenses:
 Research and development....................................   20,451    13,160
 Selling, general and administrative.........................   25,762    19,344
 Amortization of purchased intangibles.......................    5,178       777
                                                              --------  --------
  Total operating expenses...................................   51,391    33,281
                                                              --------  --------
Operating income.............................................   19,226    25,464
Interest and other income, net...............................    4,211       683
                                                              --------  --------
Income before income tax provision...........................   23,437    26,147
Income tax provision.........................................    8,836     9,282
Minority interest (benefit)..................................     (134)        3
                                                              --------  --------
Net income................................................... $ 14,735    16,862
                                                              ========  ========
Net income per share
 Basic....................................................... $   0.28  $   0.38
                                                              ========  ========
 Diluted..................................................... $   0.27  $   0.35
                                                              ========  ========
Number of shares used in computing per share amount

 Basic.......................................................   52,409    43,904
                                                              ========  ========
 Diluted.....................................................   54,410    47,506
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

                                                                                         Three Months Ended
                                                                                             January 31,
                                                                                         -------------------
                                                                                           2001        2000
                                                                                         --------   --------
Cash flows from operating activities:
 Net income............................................................................  $ 14,735   $ 16,862
 Adjustments to reconcile net income to net cash used in operating activity
   Depreciation and amortization.......................................................    11,784      6,350
   (Gain) loss on disposal of property and equipment...................................       198       (392)
   Minority interest...................................................................      (134)         3
   Changes in operating assets and liabilities:
     Accounts receivable, inventories and other current assets.........................     3,875    (37,418)
     Accounts payable, accrued liabilities and income taxes payable....................   (28,198)    13,833
                                                                                         --------   --------
      Net cash provided by (used in) operating activities..............................     2,260       (762)
Cash flows from investing activities:
 Purchases of available-for-sale securities............................................   (59,628)   (23,727)
 Maturities of available-for-sale short-term securities................................         0      5,732
 Sales of available-for-sale securities................................................    85,332      8,579
 Acquisition of property and equipment.................................................   (16,373)    (4,978)
 Other assets..........................................................................   (10,002)      (125)
 Proceeds from sale of property and equipment..........................................         0        616
 Long-term notes/deposits..............................................................     2,096         57
                                                                                         --------   --------
     Net cash provided by (used in) investing activities...............................     1,425    (13,846)
Cash flows from financing activities:
 Issuance of common & treasury stock...................................................     1,933      5,418
 Repurchase of common stock............................................................    (6,485)        --
                                                                                         --------   --------
     Net cash provided by (used in) financing activities...............................    (4,552)     5,418
                                                                                         --------   --------
Net increase (decrease) in cash and cash equivalents...................................      (867)    (9,190)
Cash and cash equivalents at beginning of period.......................................   119,089     52,104
                                                                                         --------   --------
Cash and cash equivalents at end of period.............................................  $118,222   $ 42,914
                                                                                         ========   ========
Supplemental disclosures of cash flow information:
  Income taxes paid....................................................................  $ 13,441   $    335
Noncash investing activities:
  Net transfers of inventory to property and equipment.................................  $  1,612   $    644
Noncash financing activities:
  Income tax benefit from stock option exercises.......................................  $    427   $  5,724

                            See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

    The condensed consolidated financial statements and related notes for the three months ended January 31, 2001 and 2000 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended January 31, 2001 and 2000 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration, lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, transition in our executive management, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

    USE OF ESTIMATES - The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. Inventories

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):


                                         January 31,    October 31,
                                            2001            2000
                                        -----------     -----------
                                        (unaudited)
                Raw materials.......... $    63,349     $    39,736
                Work-in-process........      58,211          44,704
                Finished goods.........      16,516          17,594
                                        -----------     -----------
                                        $   138,076     $   102,034
                                        ===========     ===========

3. Net Income Per Share

    Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                 Three Months Ended
                                                    January 31,
                                        ----------------------------------

                                                                      2001       2000
                                                                    -------    -------
Numerator:
 Numerator for basic and diluted net income per share-
 net income                                                         $14,735    $16,862
                                                                    -------    -------
Denominator:
 Denominator for basic net income per share-
 weighted-average shares                                             52,409     43,904
Effect of dilutive securities-employee stock options                  2,001      3,114
Effect of dilutive securities-subordinated convertible notes             --        488
                                                                    -------    -------
Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions                      54,410     47,506
                                                                    -------    -------
 Basic net income per share                                         $  0.28    $  0.38
                                                                    =======    =======
 Diluted net income per share                                       $  0.27    $  0.35
                                                                    =======    =======

4. Recent Accounting Pronouncements

    In November 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change in its revenue policy resulting from SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle effective November 1, 2000, in the fourth quarter of fiscal 2001. Adoption of SAB 101 will also require the Company to re-state the quarterly results for the three fiscal quarters ended July 31, 2001. The Company is currently in the process of assessing SAB 101 and how it will impact its reported revenues and income and is therefore unable to determine the impact of SAB 101on its financial statements.

5. Contingencies

    The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

    We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. To date we have not been served with the complaint. We may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

6. Accumulated Other Comprehensive Income (Loss)

   Accumulated other comprehensive income (loss) and changes thereto consist of:

                                                           Fiscal Years Ended
                                                               October 31,
                                    Fiscal Quarter Ended   ------------------
                                      January 31, 2001       2000      1999
                                      ----------------     --------  --------
Beginning balance gain (loss)                   $2,217       $ (661)    $(241)
Unrealized gain (loss) on
available-for-sale securities                    1,925        3,158      (517)
Currency translation adjustment                    459         (280)       97
                                      ----------------     --------  --------
Total                                           $4,601       $2,217     $(661)
                                      ================     ========  ========

7. Acquisitions and Subsequent Events

     In January 2001, the Company acquired Dimensions Consulting, Inc. ("DCI"). DCI specializes in providing interface solutions for the semiconductor test and development market through its high-performance ATE board designs and test socket systems. DCI is based in Santa Clara, California, and has eighteen employees. In February 2001, the Company acquired certain assets of Rich Rabkin & Associates, Inc. ("Rabkin") for approximately $6.0 million in cash. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. Rabkin has six employees based in Sausalito, California. DCI and Rabkin will be integrated into the Company's Memory Products Division. Both acquisitions will be accounted for using the purchase method of accounting. Based upon the Company's preliminary valuation of the fair value of the tangible and intangible net assets acquired, it is estimated that the in-process research and development charges for DCI and Rabkin will be less than $1 million and the ongoing charges for the amortization of intangible assets will be approximately $1 million per quarter.

     Revenue growth has slowed in the first quarter of fiscal 2001 in the test and assembly sector of the semiconductor equipment industry and the Company's revenues decreased from the fourth quarter of fiscal 2000 during what the Company now believes is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. In light of these beliefs, the Company reduced its worldwide workforce by approximately 14%, or 200 people, in February 2001. The Company will take a charge related to this reduction in force of approximately $1 to $2 million in its second fiscal quarter of 2001. Additionally, all remaining employees will be required to take eight days of time off per quarter until further notice. Other initiatives, including the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, are also being implemented.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical information contained in this document, the discussion in this Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Report on Form 10-Q. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Risk Factors" and elsewhere herein.

     Revenue growth has slowed in the first quarter of fiscal 2001 in the test and assembly sector of the semiconductor equipment industry during what the Company now believes is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the April 30, 2001 fiscal quarter's revenue will decline significantly from the levels experienced by the Company during the first quarter of fiscal 2001. In light of that belief, the Company reduced its worldwide workforce by approximately 14%, or 200 people. Additionally, all remaining employees will be required to take eight days of time-off per quarter until further notice. Other initiatives, including the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, are also being implemented.

     The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                             Three Months Ended
                                                                January 31,
                                                             ------------------
                                                              2001        2000
                                                             ------      ------
                                                                 Unaudited
   Net sales................................................  100.0%      100.0%
   Cost of goods sold.......................................   42.7        42.3
                                                             ------      ------
   Gross margin.............................................   57.3        57.7
   Operating expenses
    Research and development................................   16.6        13.0
    Selling, general, and administrative....................   20.9        19.0
    Amortization of purchased intangible assets.............    4.2         0.7
                                                             ------      ------
     Operating expenses.....................................   41.7        32.7
                                                             ------      ------
   Operating income.........................................   15.6        25.0
   Interest and other income, net...........................    3.4         0.7
                                                             ------      ------
   Income before income tax provision.......................   19.0        25.7
   Income tax provision.....................................    7.0         9.1
                                                             ------      ------
   Net income...............................................   12.0%       16.6%
                                                             ======      ======

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $123.2 million for the first quarter of fiscal 2001, representing an increase of 21% from the net sales of $101.8 million in the comparable period of fiscal

2000. Net sales declined 44% from the fourth quarter of fiscal 2000, when the Company recorded $220.2 million in revenue. During fiscal years 1999 and 2000, our net sales improved each sequential quarter because of four principal factors:

     . a significant increase in the worldwide demand for semiconductor ATE;

     . improved business and economic conditions in Asia, particularly in Taiwan;

     . the increased sales of two major products: the Quartet high-performance mixed signal tester and the Kalos memory tester; and

     . the acquisition of the TMT, Inc. ("TMT") product lines in May 2000.

     However, revenue growth has slowed in the first quarter of fiscal 2001 in the test and assembly sector of the semiconductor equipment industry during what we now believe is a cyclical downturn in the industry. This belief is based on weakening order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog, particularly with customers in Asia.

     International net sales accounted for approximately 80%, 80%, and 64% of total net sales in the first fiscal quarter of 2001 and fiscal years 2000 and 1999, respectively. Our net sales to the Asia-Pacific region accounted for approximately 47%, 69% and 55% of total net sales in the first fiscal quarter of 2001 and fiscal years 2000 and 1999, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur, which could materially adversely affect demand for our products.

     Our net sales by product line in the first fiscal quarter of 2001 and fiscal years 2000 and 1999 consisted of:

                         Fiscal Quarter      Fiscal Years Ended
                         Ended January           October 31,
                                             ------------------
                            31, 2001          2000         1999
                         --------------      -----         ----
Mixed-Signal                         74%        72%          65%
Logic                                 4         12           16
Memory                               12         11            7
Service and software                 10          5           12
                         --------------      -----         ----
Total                               100%       100%         100%
                         ==============      =====         ====

     The increase in the memory percentage and the high percentage of net sales attributable to mixed-signal products are principally derived from the sales of the Kalos and Quartet products, respectively. Revenues from software were not material to our operations in the first fiscal quarter of 2001 and fiscal years 2000 and 1999, representing less than 4% of our net sales in each period.

GROSS MARGIN

     Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 57.3% for the first quarter of fiscal 2001, compared with 57.7% for the first quarter of fiscal 2000. We currently expect gross margins to decline as a percentage of net sales due to lower average selling prices in fiscal 2001 as well as higher costs caused by under-absorption of manufacturing expenses.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $20.5 million in the first quarter of fiscal 2001, an increase of $7.3 million or 55% over the same period of fiscal 2000. The higher level of spending in 2001 reflects the acquisitions of TMT, Modulation Instrument, Inc. ("MI"), and NewMillennia Solutions, Inc. ("NMS") in fiscal 2000 as well as increases in internal R&D project expenses. As a percentage of net sales, R&D expenses were

16.6% for the first quarter of fiscal 2001, an increase from 12.9% in the first quarter of fiscal 2000. The Company currently intends to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, the Company expects these expenses to be relatively stable in absolute dollars for the remainder of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $25.8 million in the first quarter of fiscal 2001, representing a $6.4 million, or 33%, increase from the comparable period of fiscal 2000. The higher spending in 2001 was primarily due to higher sales commissions on higher sales volumes and increased payroll related expenses due to a higher headcount in 2001. As a percentage of net sales, SG&A expenses were 20.9% for the first quarter of fiscal 2001, compared with 19.0% for the corresponding period in fiscal 2000. This increase as a percentage of net sales is primarily due to the higher headcount in 2001. The Company expects SG&A expenses for the remainder of fiscal 2001 to decrease in absolute dollars because we reduced our workforce in February 2001 and instituted other cost saving measures.

AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

     Amortization of purchased intangible expenses increased to $5.2 million in the first quarter of fiscal 2001 from $0.8 million in the comparable period of fiscal 2000, an increase of 566%. In May 2000, we purchased TMT for approximately $80.0 million, in August we purchased MI for approximately $20.5 million and Credence Europa for approximately $8.4 million and in October we purchased NMS for approximately $11.3 million. These acquisitions have resulted in approximately $2.8 million, $1.1 million, $0.4 million, and $0.7 million, respectively, in quarterly charges for amortization of purchased intangibles assets.

INTEREST AND OTHER INCOME EXPENSES, NET

     We generated net interest and other income of $4.2 million for the first quarter of fiscal 2001, as compared to $0.7 million for the first quarter of fiscal 2000. The increase in fiscal 2001 was due to higher average cash and investment balances in fiscal 2001 as compared to fiscal 2000. These higher average balances were the result of the cash received in our secondary public offering in February 2000 offset by cash outlays for acquisitions in fiscal 2000 and the purchase of our Hillsboro, Oregon facility. In addition, in September 2000, the remaining outstanding Convertible Subordinated Notes were called for redemption by the Company.

INCOME TAXES

     The Company's estimated effective tax rate for the first quarter of fiscal 2001 was 37.7%, compared to 35.5% in the comparable period of fiscal 2000. The tax rate is computed based on projected fiscal year book income or loss. The higher estimated effective rate in fiscal 2001 is the result of non-deductible amortization charges becoming a larger portion of the Company's estimated book income or loss.

     Realization of the net deferred tax assets at January 31, 2001 is dependent on the Company's ability to generate approximately $29 million in future taxable income. Management believes that it is more likely than not that assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. A valuation allowance was established in both fiscal 1999 and 1998 to offset a portion of the deferred tax assets attributable to the in-process research and development. Due to the period over which these tax benefits will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash flows of $2.3 million and used $0.8 million for the three months ended January 31, 2001 and 2000, respectively. Net cash flows provided by operating activities for the first quarter of

2001 were primarily due to a decrease in working capital amounts of $24.3 million, offset by net income before depreciation and amortization of $26.5 million. The decreased requirement for working capital reflects the Company's current lower business activity levels in fiscal 2001.

     Investing activities provided net cash flows of approximately $1.4 million and used $13.8 million in the three months ended January 31, 2001 and 2000, respectively. For fiscal 2001, approximately $25.7 million was generated from net sales of available-for-sale securities offset by $16.3 million for purchases of property and equipment to support the Company's business. In addition, the Company disbursed approximately $6.5 million for the purchase of DCI in the first quarter of fiscal 2001.

     Financing activities used net cash flows of $4.5 million and provided $5.4 million for the three months ended January 31, 2001 and 2000, respectively. The use of cash for the first quarter of 2001 was primarily due to the Company's repurchase of 325,000 shares of its common stock for $6.5 million, offset by the issuance of common stock through the Company's employee equity plans.

     As of January 31, 2001, the Company had working capital of approximately $408.5 million, including cash and short-term investments of $225.1 million, and accounts receivable and inventories representing $275.6 million. The Company expects its accounts receivable to continue to represent a significant portion of working capital. The Company believes that because of the relatively long manufacturing cycles of many of its testers and the new products it has and plans to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations. Total current liabilities of $119.4 million as of January 31, 2001 decreased from $148.4 million as of October 31, 2000.

     The Company's principal sources of liquidity as of January 31, 2001 consisted of approximately $118.2 million of cash and cash equivalents, and short-term investments of $106.8 million. In addition, the Company had $122.7 million of available-for-sale securities, classified as long-term investments at January 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change in its revenue policy resulting from SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle effective November 1, 2000, in the fourth quarter of fiscal 2001. Adoption of SAB 101 will also require the Company to re-state the quarterly results for the three fiscal quarters ended July 31, 2001. The Company is currently in the process of assessing SAB 101 and how it will impact its reported revenues and income and is therefore unable to determine the impact of SAB 101on its financial statements.

     RISK FACTORS

Our operating results may fluctuate significantly which may adversely affect our stock price


                                    [GRAPH]

                       1997   1998                   1999                 2000                 2001
                        Q4    Q1   Q2    Q3    Q4    Q1   Q2   Q3   Q4    Q1   Q2    Q3   Q4    Q1
Net Sales               69    82   75    37    22    26   38   52   80   102  154   204  220    123
Net Income(loss)         7     9    9   (34)  (11)   (7)  (5)   3    8    17   33    41   49     15

     A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

     . economic conditions in the semiconductor industry in general and capital equipment industry specifically;

     . manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

     . timing of new product announcements and new product releases by us or our competitors;

     . market acceptance of our new products and enhanced versions of existing products;

     . manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

     . write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

     .  supply constraints;

     .  ability to obtain adequate facilities;

     . patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

     . changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

     .  expenses associated with acquisitions and alliances;

     . operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

     . the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts;

     . natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities; and

     .  ability to hire and retain qualified employees in a competitive market.

     We presently intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

     .  manufacturing inefficiencies;

     . pricing concessions by us and our competitors and pricing by our suppliers;

     .  hardware and software product sales mix;

     .  inventory write-downs;

     .  production volumes;

     .  new product introductions;

     .  product reliability;

     .  absorption levels and the rate of capacity utilization;

     .  customization and reconfiguration of systems;

     .  international and domestic sales mix and field service margins; and

     .  facility relocations and expansions.

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

     We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. These other expenditures include:

     .  research and development;

     .  support costs for the distribution channels;

     .  marketing and other expenses for new products;

     .  capital equipment purchases and world-wide training; and

     .  customer support and service.

     As a result, we cannot be certain that we will be profitable in the future.

We have a limited backlog and obtain most of our net sales from a relatively few number of system sales transactions which can result in fluctuations of quarterly results

     Other than some memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $350,000 to $2.5 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In the first quarter of fiscal 2001, we have experienced customer-requested shipment delays and order cancellations, and the Company believes it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past and will in the future depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

     We believe that some of our customers may, from time to time, place orders with us for more systems than they will ultimately require, or they will order a more rapid delivery than they will ultimately require. For this reason, our backlog may include customer orders in excess of those actually delivered to them or other customers.

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

The semiconductor industry has been cyclical

     Revenue growth has slowed in the test and assembly sector of the semiconductor equipment industry during what we now believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. This belief is based on weakening order activity, order cancellation activity, and customer-requested shipment delays from the Company's existing backlog, particularly with customers in Asia. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the April 30, 2001 fiscal quarter's revenue will decline significantly from the levels experienced by the Company during the first quarter of fiscal 2001. In light of that belief, the Company reduced its worldwide workforce by approximately 14%, or 200 people. The Company will take a charge related to this reduction in force of approximately $1 to $2 million in its second fiscal quarter of 2001. Additionally, all remaining employees will be required to take eight days of time off per quarter until further notice. Other initiatives, including the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, are also being implemented.

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

Over the last several years we have experienced significant fluctuations in our operating results and an increased scale of operations

     In the first quarter of fiscal 2001 our net sales fell 44% from $220.2 million in the fourth quarter of fiscal 2000 to $123.2 million as the industry began a cyclical downturn. In fiscal 2000, we generated revenue of $101.8 million in the first quarter and $220.2 million in the fourth quarter, an increase of 116%. In fiscal 1999, we generated revenue of $26.5 million in the first quarter and $80.2 million in the fourth quarter, an increase of 203%. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and most of fiscal 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are placing a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines

     We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. In late fiscal 1999 and into 2000, we shipped three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

The ATE market is subject to rapid technological change

     Our ability to compete in this market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. We are therefore required to enhance the performance and other capabilities of our existing systems and software products and related software tools. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

     .  product selection;

     .  timely and efficient completion of product design;

     .  implementation of manufacturing and assembly processes;

     .  successful coding and debugging of software;

     .  product performance;

     .  reliability in the field; and

     .  effective sales and marketing.

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

We rely on Spirox Corporation and customers in Taiwan for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business

     Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 21%, 45%, and 39% of our net sales in the first quarter of fiscal 2001 and fiscal years 2000 and 1999, respectively. One end-user customer headquartered in Taiwan accounted for approximately 19% of our net sales in fiscal 2000. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

     .  our ability to obtain orders from existing and new customers;

     .  our ability to manufacture systems on a timely and cost-effective basis;

     . our ability to complete the development of our new hardware and software products;

     .  our customers' financial condition and success;

     .  general economic conditions; and

     . our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

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

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized

     We have developed in significant part through mergers and acquisitions of other companies and businesses. We intend in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect our business, financial condition and results of operations.

     In addition, acquisitions involve numerous other risks, including:

     . difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

     .  diversion of our management's attention from other business concerns;

     .  risks of entering markets in which we have no or limited experience; and

     .  the potential loss of key employees of the acquired companies.

     For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Changes to financial accounting standards may affect our reported results of operations

     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, in-process research and development charges, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the fourth quarter of fiscal 2001, we will be required to implement SAB 101 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Our executive officers and certain key personnel are critical to our business

     Our future operating results depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees. In December 2000, our Chief Financial Officer resigned from his positions with the Company. In connection with his resignation, our Board of Directors promoted John R. Detwiler to the position of Senior Vice President of Finance, Chief Financial Officer and Secretary in February 2001. Mr. Detwiler was formerly the Vice President, Corporate Controller for the Company.

Our international business exposes us to additional risks

     International sales accounted for approximately 80%, 80%, and 64% of our total net sales for the first quarter of fiscal 2001 and fiscal 2000 and 1999, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

     .  changes in regulatory requirements;

     .  tariffs and other barriers;

     .  political and economic instability;

     .  an outbreak of hostilities;

     .  integration of foreign operations of acquired businesses;

     .  foreign currency exchange rate fluctuations;

     . difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

     .  potentially adverse tax consequences; and

     .  the possibility of difficulty in accounts receivable collection.

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 47%, 69%, and 55% of our total net sales in the first quarter of fiscal 2001 and fiscal 2000 and 1999, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia- Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity. Therefore, it is possible that these customers may spend less in the aggregate this year than they did in fiscal 2000.

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

Our business may be harmed if we are found to infringe proprietary rights of others

     We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. To date we have not been served with the complaint. We may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

     Some of our customers have received notices from Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We have been notified by customers that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson's patents, and that if it is determined that the customers infringe Mr. Lemelson's patents, that customers intend to seek indemnification from us for damages and other related expenses.

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

A variety of factors may cause the price of our stock to be volatile

     In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1999, the price of our common stock ranged from a closing high of $24.94 to a closing low of $7.19. In fiscal 2000 and through March 14, 2001, the price of our common stock has ranged from a closing high of $74.59 to a closing low of $16.13. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

     We believe that fluctuations of our stock price may be caused by a variety of factors, including:

     .  announcements of developments related to our business;

     .  fluctuations in our financial results;

     . general conditions or developments in the semiconductor and capital equipment industry and the general economy;

     .  sales or purchases of our common stock in the marketplace;

     . announcements of our technological innovations or new products or enhancements or those of our competitors;

     .  developments in patents or other intellectual property rights;

     .  developments in our relationships with customers and suppliers; or

     . a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters.

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


ITEM 3  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company's investments consist primarily of commercial paper, medium term notes, asset backed securities, US. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio (in thousands, except percent amounts):


                                     2001            2002           2003           2004            2005    Thereafter
                                   -------         -------        -------         ------          ------  -------------
Cash Equivalents
   Fixed rate..............        $118,222             --             --             --              --            --
   Average rate............            6.05%            --             --             --              --            --
Short term investments
   Fixed rate..............        $ 94,122        $12,709             --             --              --            --
   Average rate............            6.28%          7.30%            --             --              --            --
Long term investments
   Fixed rate..............              --        $44,845        $53,201         $7,676              --        $17,005
   Average rate............              --           6.44%          5.28%          6.30%             --           5.39%
                                   ------------------------------------------------------------------------------------
Total investment securities        $212,344        $57,554        $53,201         $7,676              --        $17,005
Average rate                           6.15%          6.63%          5.28%          6.30%             --           5.39%

Equity investments                 $  5,471             --             --             --              --             --

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

PART II.  - OTHER INFORMATION


Item 1.  Legal Proceedings


     In July 1998, we received a written allegation from inTEST that we were infringing on a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. To date we have not been served with the complaint. In addition to direct costs and diversion of resources which may result, we may be obligated to indemnify third parties for costs related to this allegation.


Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securityholders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        (a)  See Exhibit Index on page 26

        (b) The Company filed a report on Form 8-K on November 30, 2000 reporting the results for the fourth fiscal quarter and the fiscal year ended October 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CREDENCE SYSTEMS CORPORATION
                                       ------------------------------------
                                                  (Registrant)



        March 15, 2001                        /s/ JOHN R. DETWILER
      -----------------------          ------------------------------------
             Date                                 John R. Detwiler
                                               Senior Vice President,
                                         Chief Financial Officer and Secretary

EXHIBIT INDEX


 Exhibit
 Number
 ------

         [None.]