Form 10-Q
period 2001-04-30
CREDENCE SYSTEMS CORP
filed 2001-06-14
CIK 893162

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

     At June 4, 2001, there were approximately 52,728,222 shares of the Registrant's common stock, $0.001 par value per share, outstanding.


--------------------------------------------------------------------------------

CREDENCE SYSTEMS CORPORATION

                                           INDEX                                     PAGE NO.
                                           -----                                     --------
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements......................................................   3
            Condensed Consolidated Balance Sheets.....................................   3
            Condensed Consolidated Statements of Operations...........................   4
            Condensed Consolidated Statements of Cash Flows...........................   5
            Notes to Condensed Consolidated Financial Statements......................   6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................   9
Item 3.     Quantitative and Qualitative Disclosures about Market Risk................  24

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings.........................................................  26
Item 2.     Changes in Securities.....................................................  26
Item 3.     Defaults Upon Senior Securities...........................................  26
Item 4.     Submission of Matters to a Vote of Securityholders........................  26
Item 5.     Other Information.........................................................  26
Item 6.     Exhibits and Reports on Form 8-K..........................................  26

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                         CREDENCE SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                   April 30,               October 31,
                                                                                     2001                     2000a
                                                                                ---------------        ---------------
ASSETS                                                                            (unaudited)
Current assets:
  Cash and cash equivalents.................................................           $ 61,969               $119,089
  Short-term investments....................................................             75,118                124,545
  Accounts receivable, net..................................................             62,696                175,794
  Inventories...............................................................            109,192                102,034
  Other current assets......................................................             43,520                 29,420
                                                                                ---------------        ---------------
    Total current assets....................................................            352,495                550,882
Long-term investments.......................................................            206,320                133,804
Property and equipment, net.................................................            110,501                 94,853
Goodwill from acquisitions, net.............................................             57,461                 55,133
Other intangible assets, net................................................             44,155                 42,161
Other assets................................................................              8,509                  2,404
                                                                                ---------------        ---------------
    Total assets............................................................           $779,441               $879,237
                                                                                ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................           $ 18,769               $ 53,287
  Accrued liabilities.......................................................             54,854                 71,202
  Income taxes payable......................................................                 --                 23,866
                                                                                ---------------        ---------------
    Total current liabilities...............................................             73,623                148,355
Other liabilities...........................................................             10,343                  8,332
Minority interest...........................................................                165                    323
Stockholders' equity........................................................            695,310                722,227
                                                                                ---------------        ---------------
    Total liabilities and stockholders' equity..............................           $779,441               $879,237
                                                                                ===============        ===============


                            See accompanying notes.

a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 2000.

                         CREDENCE SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                 Three Months Ended                       Six Months Ended
                                                                      April 30,                              April 30,
                                                        -----------------------------------     ----------------------------------
                                                              2001               2000                2001               2000
                                                        ----------------    ---------------     ---------------     --------------
Net sales............................................           $ 43,293           $153,754            $166,470           $255,522
Cost of goods sold -on net sales.....................             22,434             62,796              74,994            105,819
Cost of goods sold-special charges...................             45,020                 --              45,020                 --
                                                        ----------------    ---------------     ---------------     --------------
Gross margin.........................................            (24,161)            90,958              46,456            149,703
Operating expenses:
   Research and development..........................             18,990             15,525              39,411             28,686
   Selling, general and administrative...............             21,691             24,891              47,453             44,235
   Amortization of purchased intangibles.............              6,113              1,355              11,291              2,131
   Special charges...................................              1,968                 --               1,968                 --
                                                        ----------------    ---------------     ---------------     --------------
       Total operating expenses......................             48,762             41,771             100,153             75,052
                                                        ----------------    ---------------     ---------------     --------------
Operating income (loss)..............................            (72,923)            49,187             (53,967)            74,651
Interest and other income, net.......................              4,660              2,809               8,871              3,492
                                                        ----------------    ---------------     ---------------     --------------
Income (loss) before income tax provision............            (68,263)            51,996             (44,826)            78,143
Income tax (benefit).................................            (24,525)            18,458             (15,689)            27,740
Minority interest (benefit)..........................                (26)                44                (160)                47
                                                        ----------------    ---------------     ---------------     --------------
Net income...........................................           $(43,712)          $ 33,494            $(28,977)          $ 50,356
                                                        ================    ===============     ===============     ==============
Net income per share
    Basic............................................             $(0.83)             $0.70              $(0.55)             $1.10
                                                        ================    ===============     ===============     ==============
    Diluted..........................................             $(0.83)             $0.63              $(0.55)             $1.00
                                                        ================    ===============     ===============     ==============
Number of shares used in computing per share amount
    Basic............................................             52,494             47,984              52,448             45,900
                                                        ================    ===============     ===============     ==============
    Diluted..........................................             52,494             53,010              52,448             50,386
                                                        ================    ===============     ===============     ==============




                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                  (unaudited)
                                (in thousands)

                                                                                            Six Months Ended
                                                                                               April 30,
                                                                                 -----------------------------------
                                                                                       2001                2000
                                                                                 ---------------      --------------
Cash flows from operating activities:
 Net income (loss)............................................................         $ (28,977)          $  50,356
 Adjustments to reconcile net income to net cash used in operating activity
   Depreciation and amortization..............................................            25,910              12,609
   Non cash special charges...................................................            45,670                  --
   (Gain) loss on disposal of property and equipment..........................               475                (277)
   Minority interest..........................................................              (158)                  3
   Changes in operating assets and liabilities:
     Accounts receivable, inventories and other current assets................            46,059             (79,137)
     Accounts payable, accrued liabilities and income taxes payable...........           (73,433)             42,486
                                                                                 ---------------      --------------
       Net cash provided by operating activities..............................            15,546              26,040
Cash flows from investing activities:
 Purchases of available-for-sale securities...................................          (184,951)           (189,545)
 Maturities of available-for-sale short-term securities.......................            11,137              14,350
 Sales of available-for-sale securities.......................................           151,422              17,532
 Acquisition of property and equipment........................................           (27,541)            (11,474)
 Acquisition of intangible and other assets...................................           (21,719)             (3,737)
 Proceeds from the sale of assets.............................................                80                 616
                                                                                 ---------------      --------------
       Net cash used in investing activities..................................           (71,572)           (172,258)
Cash flows from financing activities:
 Issuance of common & treasury stock..........................................             5,391             295,635
 Repurchase of common stock...................................................            (6,485)                 --
                                                                                 ---------------      --------------
       Net cash provided by (used in) financing activities....................            (1,094)            295,448
                                                                                 ---------------      --------------
Net increase (decrease) in cash and cash equivalents..........................           (57,120)            149,230
Cash and cash equivalents at beginning of period..............................           119,089              52,104
                                                                                 ---------------      --------------
Cash and cash equivalents at end of period....................................         $  61,969           $ 201,334
                                                                                 ===============      ==============
Supplemental disclosures of cash flow information:
 Interest paid................................................................         $      --           $   2,536
 Income taxes paid............................................................         $  22,852           $   9,062
Other noncash activities:
 Net transfers of inventory to property and equipment.........................         $   2,409           $   3,709
 Income tax benefit from stock option exercises...............................         $     935           $   7,399
 Issuance of common or treasury stock for convertible subordinated  notes.....         $      --           $     579
 Exchange of convertible notes for common stock plus issuance costs...........         $      --           $     579

                            See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Quarterly Financial Statements

     The condensed consolidated financial statements and related notes for the three months ended April 30, 2001 and 2000 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended April 30, 2001 and 2000 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration, lengthy sales cycle, risks associated with acquisitions, changes in financial accounting standards and accounting estimates, dependence on key personnel, transition in our executive management, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

     USE OF ESTIMATES - The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     BASIS OF PRESENTATION - Certain prior year amounts in the Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the current year's presentation.

2.   Inventories

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):


                                           April 30,             October 31,
                                             2001                    2000
                                       --------------          --------------
                                         (unaudited)
Raw materials........................        $ 48,664                $ 39,736
Work-in-process......................          25,404                  44,704
Finished goods.......................          35,124                  17,594
                                       --------------          --------------
                                             $109,192                $102,034
                                       ==============          ==============

3.   Net Income Per Share

     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. Options to purchase approximately 9,054,972 shares at an average price of $21.34 per share were outstanding at April 30, 2001, but were not included in the computation of diluted net loss per share because options are anti-dilutive in periods when the Company incurs a net loss. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                              Six Months Ended
                                                                                  April 30,
                                                                    -----------------------------------
                                                                          2001                 2000
                                                                    --------------       --------------
Numerator:
 Numerator for basic and diluted net income (loss) per share--
 net income (loss)                                                        $(28,977)             $50,356
                                                                    --------------       --------------
Denominator:
 Denominator for basic net income (loss) per share-
 weighted-average shares                                                    52,448               45,900
Effect of dilutive securities-employee stock options                            --                3,554
Effect of dilutive securities-subordinated convertible notes                    --                  932
                                                                    --------------       --------------
Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions                             52,448               50,386
                                                                    --------------       --------------
 Basic net income (loss) per share                                        $ ( 0.55)             $  1.10
                                                                    ==============       ==============
 Diluted net income (loss) per share                                      $ ( 0.55)             $  1.00
                                                                    ==============       ==============

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change in its revenue policy resulting from SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle effective November 1, 2000, in the fourth quarter of fiscal 2001. Adoption of SAB 101 will also require the Company to re-state the quarterly results for the three fiscal quarters ended July 31, 2001. The Company is currently in the process of assessing SAB 101 and how it will impact its reported revenues and income and is therefore unable to determine the impact of SAB 101 on its financial statements.

5.   Contingencies

     The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

     We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. On April 10, 2001, the Company was served with the complaint. We may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

6.   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) and changes thereto consist of:

                                           Six Months                   Fiscal Years Ended
                                        Ended April 30,                     October 31,
                                    ---------------------      ----------------------------------
                                             2001                   2000                1999
                                    ---------------------      --------------      --------------
Beginning balance gain (loss)                      $2,217              $ (661)              $(241)
Unrealized gain (loss) on available-
for-sale securities                                   (48)              3,158                (517)
Currency translation adjustment                       746                (280)                 97
                                    ---------------------      --------------      --------------
Total                                              $2,915              $2,217               $(661)
                                    =====================      ==============      ==============

7.   Acquisition

     In February 2001, the Company acquired certain assets of Rich Rabkin & Associates, Inc. ("Rabkin") for approximately $6.0 million in cash. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. Rabkin has six employees based in Sausalito, California. Rabkin will be integrated into the Company's Memory Products Division.

8.   Special Charges

     The Company recorded a special charge for costs of goods sold of approximately $45 million related to the write down of excess inventories. Approximately $19 million of this charge is for the Company's logic product lines and is principally for raw materials and work in process. The remaining $26 million is primarily for the mixed signal product lines and is principally for raw materials, work in process and purchase commitment liabilities.

     The Company recorded a special operating charge of approximately $2 million for severance payments and asset disposals associated with the Company's recent headcount reductions. Approximately $1.3 million was for severance payments and the rest of the charge was for asset disposals. The cash expenditures associated with this charge largely occurred in the second quarter with the remaining amounts expected to be paid in the third fiscal quarter of 2001.

9.   Subsequent Event

     In May 2001, the Company entered into a definitive agreement pursuant to which the Company would acquire Integrated Measurement Systems, Inc. ("IMS") for approximately $170 million. IMS (Nasdaq: IMSC) is a leader in the design and delivery of high performance integrated circuit validation systems and software solutions. IMS is headquartered in Beaverton, Oregon. Under the terms of the agreement, and subject to various closing conditions and approval of IMS shareholders, the Company will acquire IMS in a stock-for-stock transaction which is intended to be accounted for as a pooling-of-interests. Each share of IMS common stock outstanding as of the closing date of the merger will be converted into 0.90 shares of the Company's common stock on a fixed exchange ratio basis. The transaction is subject to various closing conditions and it is anticipated to close in the second half of calendar year 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical information contained in this document, the discussion in this Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Risk Factors" and elsewhere herein.

     Revenue growth has slowed in the first six months of fiscal 2001 in the test and assembly sector of the semiconductor equipment industry during what we believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the July 31, 2001 fiscal quarter's revenue will decline from the levels experienced by us during the second quarter of fiscal 2001.

     The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                                Three Months Ended           Six Months Ended
                                                                    April 30,                   April 30,
                                                           -----------------------------------------------------
                                                               2001         2000              2001       2000
                                                           ------------  -----------      ----------  ----------
Net sales                                                         100.0%       100.0%          100.0%      100.0%
Cost of goods sold - on net sales                                  51.8         40.8            45.1        41.4
Cost of goods sold - special charges                              104.0                         27.0
                                                           ------------  -----------      ----------  ----------
Gross margin                                                      (55.8)        59.2            27.9        58.6
Operating expenses
  Research and development                                         43.9         10.1            23.7        11.2
  Selling, general and administrative                              50.1         16.2            28.5        17.3
  Amortization of purchased intangible assets                      14.1          0.9             6.8         0.9
  Special charges                                                   4.5           --             1.1          --
                                                           ------------  -----------      ----------  ----------
    Operating expenses                                            112.6         27.2            60.1        29.4
                                                           ------------  -----------      ----------  ----------
Operating income (loss)                                          (168.4)        32.0           (32.2)       29.2
Interest and other income                                          10.6          1.8             5.3         1.4
                                                           ------------  -----------      ----------  ----------
Income (loss) before income tax provision (benefit)              (157.8)        33.8           (26.9)       30.6
Income tax provision (benefit)                                    (56.8)        12.0            (9.5)       10.9
                                                           ------------  -----------      ----------  ----------
Net income (loss)                                                (101.0)        21.8           (17.4)       19.7
                                                           ============  ===========      ==========  ==========

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $43.3 million for the second quarter of fiscal 2001, representing a decrease of 72% from the net sales of $153.8 million in the comparable period of fiscal 2000. Net sales declined 65% from the first quarter of fiscal 2001, when the Company recorded $123.2 million in revenue.

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

     Since October 2000, revenue has declined in each fiscal quarter of 2001 in the test and assembly sector of the semiconductor equipment industry during what is now believed to be a cyclical downturn in the industry. This belief is based on weakening order activity, order cancellations, and customer-requested shipment delays from our existing backlog. This business weakness is being experienced throughout the industry with particularly strong declines in Asia.

     International net sales accounted for approximately 75%, 80%, and 64% of total net sales in the first six months of fiscal 2001 and fiscal years 2000 and 1999, respectively. Our net sales to the Asia-Pacific region accounted for approximately 46%, 69% and 55% of total net sales in the first six months of fiscal 2001 and fiscal years 2000 and 1999, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur, which could materially adversely affect demand for our products.

     Our net sales by product line in the first six months of fiscal 2001 and fiscal years 2000 and 1999 consisted of:

                                            Six Months                          Fiscal Years Ended
                                         Ended April 30,                           October 31,
                                   -------------------------       -----------------------------------------
                                              2001                       2000                     1999
                                   -------------------------       -----------------       -----------------
Mixed-Signal                                              68%                     72%                     65%
Logic                                                      5                      12                      16
Memory                                                    15                      11                       7
Service and software                                      12                       5                      12
                                   -------------------------       -----------------       -----------------
Total                                                    100%                    100%                    100%
                                   =========================       =================       =================

     The increase in the memory percentage and the high percentage of net sales attributable to mixed-signal products are principally derived from the sales of the Kalos and Quartet products, respectively. Revenues from software were not material to our operations in the first six months of 2001 and fiscal years 2000 and 1999, representing less than 4% of our net sales in each period.

GROSS MARGIN

     Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margins for the second quarter and the first half of fiscal 2001 were impacted by charges for the disposal of excess inventories. During the second quarter of fiscal 2001, we recorded approximately $45.0 million of special charges related to the write down of excess inventory and purchase commitment liabilities, of which approximately $19 million was related to the logic product lines with the rest largely earmarked for the mixed signal product lines. Our gross margin (excluding these charges), was 48.2% and 54.9% for the three and six month periods ended April 30, 2001, respectively, compared with 59.2% and 58.6% for the comparable periods in fiscal 2000. The falling gross margins are the results of lower average selling prices in fiscal 2001 as well as higher costs caused by under-absorption of manufacturing expenses.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $39.4 million in the first six months of fiscal 2001, an increase of $10.7 million or 37.4% over the same period of fiscal 2000. The higher level of spending in fiscal 2001 reflects the acquisitions of TMT, Modulation Instruments, Inc. ("MI"), and NewMillennia Solutions, Inc. ("NMS"), in fiscal 2000 as well as increases in internal R&D project expenses. As a percentage of net sales, R&D expenses were 23.7% for the first six months of fiscal 2001, an increase from 11.2% in the first six months of fiscal 2000. The Company currently intends to continue to invest significant resources in the development of new products and enhancements of existing products for the foreseeable future. Accordingly, the Company expects these expenses to be relatively stable in absolute dollars for the remainder of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $47.5 million in the first six months of fiscal 2001, representing a $3.2 million, or 7.3%, increase from the comparable period of fiscal 2000. The higher spending in 2001 was primarily due to increased payroll related expenses due to a higher headcount in fiscal 2001. In the latter half of fiscal 2000, we added SG&A headcount through the acquisitions of TMT and Credence Europa as well as general recruitment. As a percentage of net sales, SG&A expenses were 28.5% for the first six months of fiscal 2001, compared with 17.3% for the corresponding period in fiscal 2000. The Company expects SG&A expenses for the remainder of fiscal 2001 to decline slightly in absolute dollars because of the headcount reductions effected in February and May 2001 as well as other cost saving measures.

AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

     Amortization of purchased intangible expenses increased to $11.3 million in the first six months of fiscal 2001 from $2.1 million in the comparable period of fiscal 2000, an increase of 430%. In May 2000, we purchased TMT for approximately $80.0 million, in August 2000 we purchased MI for approximately $20.5 million and Credence Europa for approximately $8.4 million, in October 2000 we purchased NMS for approximately $11.3 million, and earlier this calendar year we purchased Dimensions Consulting, Inc. and Rabkin. These acquisitions have resulted in approximately $2.8 million, $1.1 million, $0.4 million, $0.7 million, $0.5 and $0.4 million, respectively, in quarterly charges for amortization of purchased intangibles assets.

SPECIAL CHARGES

     In the second quarter of fiscal 2001, we recorded approximately $47 million of special charges as a result of a major downturn in the semiconductor equipment industry. The recent headcount reductions have reduced our worldwide headcount from approximately 1,450 at October 31, 2000 to 1,140 today. In addition we have instituted a reduced work schedule and implemented pay cuts for our remaining employees.

     We recorded a special charge for costs of goods sold of approximately $45 million related to the write down of excess inventories. Approximately $19 million of this charge is for our logic product lines and is principally for raw materials and work in process. The remaining $26 million is primarily for the mixed signal product lines and is principally for raw materials, work in process and purchase commitment liabilities.

     We recorded a special operating charge of approximately $2 million for severance payments and asset disposals associated with our recent headcount reductions. Approximately $1.3 million was for severance payments and the rest of the charge was for asset disposals. The cash expenditures associated with this charge largely occurred in the second fiscal quarter with the remaining amounts expected to be paid in the third fiscal quarter of 2001.

INTEREST AND OTHER INCOME/EXPENSES, NET

     We generated net interest and other income of $8.9 million for the first six months of fiscal 2001, as compared to $3.5 million for the first six months of fiscal 2000. The increase in fiscal 2001 was due to higher average cash and investment balances in fiscal 2001 as compared to fiscal 2000. These higher average balances were the result of the cash received in our secondary public offering in February 2000 offset by cash outlays for acquisitions and the purchase of our Hillsboro, Oregon facility. In addition, in September 2000, we called for redemption the remaining outstanding Convertible Subordinated Notes.

INCOME TAXES

     Our estimated effective tax benefit rate for the first six months of fiscal 2001 was 35.0%, compared to an effective tax rate of 35.5% in the first six months of fiscal 2000. The estimated tax benefit rate for fiscal 2001 is less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization. The effective tax rate in fiscal 2000 was less than the combined federal and state statutory rate primarily due to the benefits of our foreign sales corporation. The tax rate applied to pre-tax book income for the first six months is computed based on a projected effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash flows of $15.5 million and $26.0 million for the six months ended April 30, 2001 and 2000, respectively. Net cash flows provided by operating activities for the first six months of 2001 were primarily due to the net income before special non-cash charges and depreciation and amortization of $42.6 million offset by an increase in working capital of $27 million.

     Investing activities used net cash flows of approximately $71.6 million and $172.4 million in the six months ended April 30, 2001 and 2000, respectively. For fiscal 2001, approximately $22.4 million was used for net purchases of available-for-sale securities, $27.5 million for purchases of property and equipment to support our business, and we disbursed approximately $13 million for the acquisition of DCI and the assets of Rabkin. We also provided a $5 million dollar loan in the form of a note receivable to a distributor during the first half of fiscal 2001.

     Financing activities used net cash flows of $1.1 million and provided $295.4 million for the six months ended April 30, 2001 and 2000, respectively. The use of cash for the first six months of fiscal 2001 was primarily due to our repurchase of 325,000 shares of our common stock for $6.5 million, offset by our issuance of common stock through our employee equity plans.

     As of April 30, 2001, we had working capital of approximately $278.9 million, including cash and short-term investments of $137.1 million, and accounts receivable and inventories representing $171.9 million. We expect our receivables to continue to represent a significant portion of working capital. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject us to increased risks which could materially adversely affect our business, financial condition and results of operations. Total current liabilities of $73.6 million as of April 30, 2001 decreased from $148.4 million as of October 31, 2000.

     Our principal sources of liquidity as of April 30, 2001 consisted of approximately $62.0 million of cash and cash equivalents, and short-term investments of $75.1 million. In addition, we had $206.3 million of available-for-sale securities, classified as long-term investments at April 30, 2001.

     In May 2001, we entered into a definitive agreement pursuant to which we would acquire Integrated Measurement Systems, Inc. ("IMS") for approximately $170 million. IMS (Nasdaq: IMSC) is a leader in the design and delivery of high performance integrated circuit validation systems and software solutions. IMS is headquartered in Beaverton, Oregon. Under the terms of the agreement, and subject to various closing conditions and approval of IMS shareholders, we will acquire IMS in a stock-for-stock transaction which is intended to be accounted for as a pooling-of-interests. Each share of IMS common stock outstanding as of the closing date of the merger will be converted into 0.90 shares of our common stock on a fixed exchange ratio basis. The transaction is subject to various closing conditions and it is anticipated to close in the second half of calendar year 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 did not have a material impact on our financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because we have complied with generally accepted accounting principles for our historical revenue recognition, the change in our revenue policy resulting from SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle effective November 1, 2000, in the fourth quarter of fiscal 2001. Adoption of SAB 101 will also require us to restate our quarterly results for the three fiscal quarters ended July 31, 2001. We are currently in the process of assessing SAB 101 and how it will impact our reported revenues and income and we are, therefore, unable to determine the impact of SAB 101 on our financial statements.

RISK FACTORS

Our operating results may fluctuate significantly which may adversely affect our stock price.

     [GRAPH OF NET SALES AND NET INCOME (LOSS), Q1 1998 THROUGH Q2 2001,
                                 APPEARS HERE]

          1998                1999                2000                2001
           Q1   Q2   Q3   Q4   Q1   Q2   Q3   Q4   Q1   Q2   Q3   Q4   Q1   Q2
Net Sales  82   75   37   22   26   38   52   80  102  154  204  220  123   43
Net Income  9    9  (34) (11)  (7)  (5)   3    8   17   33   41   49   15 (43.7)

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

   . natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities; and

   . our ability to hire and retain qualified employees in a competitive market.

     We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

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

We have a limited backlog and obtain most of our net sales from a relatively few number of system sales transactions, which can result in fluctuations of quarterly results.

     Other than some memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $350,000 to $2.5 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In the first half of fiscal 2001, we experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

The semiconductor industry has been cyclical.

     Revenue growth has slowed in the test and assembly sector of the semiconductor equipment industry during what we now believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. This belief is based on weakening order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the July 31, 2001 fiscal quarter's revenue will decline from the levels we experienced during the second quarter of fiscal 2001. In light of that belief, we reduced our worldwide workforce by approximately 21%, or 300 people. We took a charge related to this reduction in force of approximately $2 million in our second fiscal quarter of 2001. Additionally, all remaining employees will be required to take eight days of time off per quarter through July 2001. Other initiatives, including a domestic pay cut, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, are also being implemented. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

     Our business and results of operations depend largely upon the capital expenditures of manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors. This includes manufacturers and contractors that are opening new or expanding existing fabrication facilities or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often has had a severe effect on the semiconductor industry's demand for test equipment, including the systems we manufacture and market. We believe that the markets for newer generations of semiconductors will also be subject to similar fluctuations.

     We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. In addition, sales are expected to be sequentially down in the next fiscal quarter and possibly in the upcoming quarters. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, the 1997/1998 Asian financial crisis contributed to widespread uncertainty and, in part, a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE which we sell. This industry slowdown had, and similar slowdowns may in the future have, a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

Over the last several years we have experienced significant fluctuations in our operating results and an increased scale of operations.

     In the first half of fiscal 2001 our net sales fell 35% from the same period in fiscal 2000 as the industry began a cyclical downturn. In fiscal 2000, we generated revenue of $101.8 million in the first quarter and $220.2 million in the fourth quarter, an increase of 116%. In fiscal 1999, we generated revenue of $26.5 million in the first quarter and $80.2 million in the fourth quarter, an increase of 203%. In fiscal 1998, we generated revenue of $82.4 million for the first quarter and $22.4 million for the fourth quarter, a decrease of 73%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and most of fiscal 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are placing a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines.

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

There are limitations on our ability to find the supplies and services necessary to run our business.

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

The ATE industry is intensely competitive which can adversely affect our revenue growth.

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

     Moreover, our business, financial condition or results of operations could continue to be materially adversely affected by increased competitive pressure and continued intense price-based competition. We have experienced and continue to experience significant price competition in the sale of our products. In addition, pricing pressures typically become more intense at the end of a product's life cycle and as competitors introduce more technologically advanced products. We believe that, to be competitive, we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide. We cannot be certain that we will be able to compete successfully in the future.

Our markets are subject to rapid technological change.

     Our ability to compete in our markets depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. We are therefore required to enhance the performance and other capabilities of our existing systems and software products and related software tools. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

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

     We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. For example, we have experienced significant delays in the introduction of our VS2000 and Kalos series testers as well as certain enhancements to our existing testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. We have incurred and may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

We may not be able to deliver custom hardware options and software applications to satisfy specific customer needs in a timely manner.

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

We rely on Spirox Corporation and customers in Taiwan for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business.

     Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 20%, 45%, and 39% of our net sales in the first half of fiscal 2001 and fiscal years 2000 and 1999, respectively. One end-user customer headquartered in Taiwan accounted for approximately 19% of our net sales in fiscal 2000. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

   .   our ability to obtain orders from existing and new customers;

   .   our ability to manufacture systems on a timely and cost-effective basis;

   . our ability to timely complete the development of our new hardware and software products;

   .   our customers' financial condition and success;

   .   general economic conditions; and

   . our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

Our long and variable sales cycle depends upon factors outside of our control and could cause us to expend significant time and resources prior to earning associated revenues.

     Sales of our systems depend in part upon the decision of semiconductor manufacturers to develop and manufacture new semiconductor devices or to increase manufacturing capacity. As a result, sales of our products are subject to a variety of factors we cannot control. The decision to purchase our products generally involves a significant commitment of capital, with the attendant delays frequently associated with significant capital expenditures. For these and other reasons, our systems have lengthy sales cycles during which we may expend substantial funds and management effort to secure a sale, subjecting us to a number of significant risks. We cannot be certain that we will be able to maintain or increase net sales in the future or that we will be able to retain existing customers or attract new ones.

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.

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

   . increased complexity and costs associated with internal management structures;

   .   risks of entering markets in which we have no or limited experience; and

   .   the potential loss of key employees of the acquired companies.

     For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Changes to financial accounting standards may affect our reported results of operations.

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

Our executive officers and certain key personnel are critical to our business.

     Our future operating results depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees. In December 2000, our Chief Financial Officer resigned from his positions with us. In connection with his resignation, our board of directors promoted John R. Detwiler to the position of Senior Vice President of Finance, Chief Financial Officer and Secretary in February 2001.

Our international business exposes us to additional risks.

     International sales accounted for approximately 75%, 80%, and 64% of our total net sales for the first half of fiscal 2001 and fiscal 2000 and 1999, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

   .   changes in regulatory requirements;

   .   tariffs and other barriers;

   .   political and economic instability;

   .   an outbreak of hostilities;

   .   integration and management of foreign operations of acquired businesses;

   .   foreign currency exchange rate fluctuations;

   . difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

   .   potentially adverse tax consequences; and

   .   the possibility of difficulty in accounts receivable collection.

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 46%, 69%, and 55% of our total net sales in the first half of fiscal 2001 and fiscal 2000 and 1999, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity. Therefore, it is now probable that these customers will spend less in the aggregate this year than they did in fiscal 2000.

     In addition, one of our major distributors, Spirox Corporation, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

If the protection of proprietary rights is inadequate, our business could be harmed.

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

Our business may be harmed if we are found to infringe proprietary rights of others.

     We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. On April 10, 2001 we were served with the complaint. We may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

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

     We cannot be certain of success in defending current or future patent or other infringement claims or claims for indemnification resulting from infringement claims. Our business, financial condition and results of operations could be materially adversely affected if we must pay damages to a third party or suffer an injunction or if we expend significant amounts in defending any such action, regardless of the outcome. With respect to any claims, we may seek to obtain a license under the third party's intellectual property rights. We cannot be certain, however, that the third party will grant us a license on reasonable terms or at all. We could decide, in the alternative, to continue litigating such claims. Litigation has been and could continue to be extremely expensive and time consuming, and could materially adversely affect our business, financial condition or results of operations, regardless of the outcome.

A variety of factors may cause the price of our stock to be volatile.

     In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1999, the price of our common stock ranged from a closing high of $24.94 to a closing low of $7.19. In fiscal 2000 and through June 13, 2001, the price of our common stock has ranged from a closing high of $74.59 to a closing low of $16.13. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance.

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

   . a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters; or

   . acquisition or merger activity and the success in implementing such acquisitions or other business combinations.

We are subject to anti-takeover provisions that could delay or prevent an acquisition of our company.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, US. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percent amounts):

                                     2001            2002           2003           2004        2005        Thereafter
                                  ---------        -------        -------        -------   -------------  -------------
Cash Equivalents
    Fixed  rate............        $ 61,969             --             --             --              --             --
    Average rate...........            4.85%            --             --             --              --             --
Short term investments
    Fixed rate.............        $ 60,384        $14,734             --             --              --             --
    Average rate...........            6.66%          7.49%            --             --              --             --
Long term investments
    Fixed rate.............              --        $63,476        $98,692        $28,549              --        $12,913
    Average rate...........              --           6.16%          4.71%          5.62%             --           5.72%
                                  -------------------------------------------------------------------------------------
Total investment securities        $122,353        $78,210        $98,692        $28,549              --        $12,913
Average rate                           5.74%          6.40%          4.71%          5.62%             --           5.72%
Equity investments                 $  2,690             --             --             --              --             --

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

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings

     In July 1998, we received a written allegation from inTEST that we were infringing on a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. On April 10, 2001 we were served with the complaint. In addition to direct costs and diversion of resources which may result, we may be obligated to indemnify third parties for costs related to this allegation.

Item 2.   Changes in Securities

     None

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Securityholders

     The following proposals were voted upon by our stockholders at the Annual Meeting of Stockholders held on March 21, 2001.

     1. A proposal to elect two directors to serve for three-year terms ending in 2004 or until their respective successors are elected and qualified, was approved as follows:

     Jos C. Henkens            For 48,643,375, Withheld 310,019
     William G. Howard, Jr.    For 48,643,375, Withheld 310,019

     2. A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended October 31, 2001, was approved as follows:

     In Favor     48,826,647
     Opposed      104,679
     Abstain      22,068

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index on page 28.

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CREDENCE SYSTEMS CORPORATION
                                  ----------------------------------------------
                                                   (Registrant)



    June 14, 2001                            /S/ JOHN R. DETWILER
---------------------             ----------------------------------------------
        Date                                    John R. Detwiler
                                  John R. Detwiler, Senior Vice President, Chief
                                         Financial Officer and Secretary

EXHIBIT INDEX

  Exhibit
  Number
-----------
 10.37(1) Employment Agreement, dated March 30, 2001, by and between Credence Systems Corporation and John R. Detwiler.


---------------------
(1) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-62386), as amended.