Form 10-Q
period 2001-07-31
CREDENCE SYSTEMS CORP
filed 2001-09-14
CIK 893162

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 31, 2001
                                       OR

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

     At September 7, 2001, there were approximately 60,114,383 shares of the Registrant's common stock, $0.001 par value per share, outstanding.


________________________________________________________________________________

CREDENCE SYSTEMS CORPORATION

                                 INDEX                                                          PAGE NO.
                                 -----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ............................................................        3
           Condensed Consolidated Balance Sheets ...........................................        3
           Condensed Consolidated Statements of Operations .................................        4
           Condensed Consolidated Statements of Cash Flows .................................        5
           Notes to Condensed Consolidated Financial Statements ............................        6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations ......................................................................        9
Item 3.    Quantitative and Qualitative Disclosures about Market Risk ......................       24


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................................       25
Item 2.    Changes in Securities ...........................................................       25
Item 3.    Defaults Upon Senior Securities .................................................       25
Item 4.    Submission of Matters to a Vote of  Securityholders .............................       25
Item 5.    Other Information ...............................................................       25
Item 6.    Exhibits and Reports on Form 8-K ................................................       25

PART I  - FINANCIAL INFORMATION

Item I  - Financial Statements

                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           July 31,          October 31,
                                                             2001              2000/a/
                                                        --------------     ---------------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .........................      $  40,416         $  119,089
  Short-term investments ............................         57,559            124,545
  Accounts receivable, net ..........................         45,138            175,794
  Inventories .......................................        144,431            102,034
  Other current assets ..............................         53,442             29,420
                                                           ---------         ----------
    Total current assets ............................        340,986            550,882
Long-term investments ...............................        202,211            133,804
Property and equipment, net .........................        104,501             94,853
Goodwill from acquisitions, net .....................         54,487             55,133
Other intangible assets, net ........................         41,316             42,161
Other assets ........................................          8,675              2,404
                                                           ---------         ----------
    Total assets ....................................      $ 752,176         $  879,237
                                                           =========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................      $  22,527         $   53,287
  Accrued liabilities ...............................         41,008             71,202
  Income taxes payable ..............................             --             23,866
                                                           ---------         ----------
    Total current liabilities .......................         63,535            148,355
Other liabilities ...................................          9,874              8,332
Minority interest ...................................            231                323
Stockholders' equity ................................        678,536            722,227
                                                           ---------         ----------
    Total liabilities and stockholders' equity ......      $ 752,176         $  879,237
                                                           =========         ==========


                             See accompanying notes.

 a) Derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended October 31, 2000.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        Three Months Ended               Nine Months Ended
                                                                             July 31,                         July 31,
                                                                  -------------------------------  -------------------------------
                                                                      2001              2000           2001              2000
                                                                  -------------     -------------  -------------     -------------
Net sales ..................................................       $   18,762         $ 204,000     $  185,232         $ 459,522
Cost of goods sold - on net sales ..........................           14,659            80,765         89,653           186,584
Cost of goods sold - special charges .......................               --                --         45,020                --
                                                                   ----------         ---------     ----------         ---------
Gross margin ...............................................            4,103           123,235         50,559           272,938
Operating expenses:
   Research and development ................................           19,330            19,490         57,763            48,176
   Selling, general and administrative .....................           17,076            29,885         65,536            74,120
   Amortization of purchased intangibles ...................            5,987             3,360         17,280             5,491
   Acquired in-process research and development ............               --             8,282             --             8,282
   Special charges .........................................            2,705                --          4,673                --
                                                                   ----------         ---------     ----------         ---------
       Total operating expenses ............................           45,098            61,017        145,252           136,069
                                                                   ----------         ---------     ----------         ---------
Operating income (loss) ....................................          (40,995)           62,218        (94,693)          136,869
Interest and other income, net .............................            4,061             5,874         12,933             9,366
                                                                   ----------         ---------     ----------         ---------
Income (loss) before income tax provision (benefit) ........          (36,934)           68,092        (81,760)          146,235
Income tax provision (benefit) .............................          (14,562)           27,113        (30,251)           54,853
Minority interest (benefit) ................................               67               (18)           (93)               29
                                                                   ----------         ---------     ----------         ---------
Net income (loss) ..........................................         ($22,439)        $  40,997       ($51,416)        $  91,353
                                                                   ==========         =========     ==========         =========
Net income (loss) per share
   Basic ...................................................           ($0.43)        $    0.82         ($0.98)        $    1.94
                                                                   ==========         =========     ==========         =========
   Diluted .................................................           ($0.43)        $    0.74         ($0.98)        $    1.75
                                                                   ==========         =========     ==========         =========
Number of shares used in computing per share amount
   Basic ...................................................           52,723            49,802         52,542            47,200
                                                                   ==========         =========     ==========         =========
   Diluted .................................................           52,723            55,101         52,542            52,079
                                                                   ==========         =========     ==========         =========


                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)

                                                                                             Nine Months Ended
                                                                                                 July 31,
                                                                                         ----------------------
                                                                                            2001         2000
                                                                                         ---------    ---------
Cash flows from operating activities:
   Net income (loss) ..............................................................      ($ 51,416)   $  91,353
   Adjustments to reconcile net income (loss) to net cash used in operating activity
      Depreciation and amortization ...............................................         39,231       22,972
      Non cash special charges ....................................................         47,407           --
      (Gain) loss on disposal of property and equipment ...........................          1,410       (1,156)
      Minority interest ...........................................................            (92)          29
      Changes in operating assets and liabilities:
         Accounts receivable, inventories and other current assets ................         17,278     (128,480)
         Accounts payable, accrued liabilities and income taxes payable ...........        (82,365)      51,887
                                                                                         ---------    ---------
            Net cash provided by (used in) operating activities ...................        (28,547)      36,605
Cash flows from investing activities:
   Purchases of available-for-sale securities .....................................       (194,841)    (241,081)
   Maturities of available-for-sale short-term securities .........................         39,150       33,792
   Sales of available-for-sale securities .........................................        156,555       17,612
   Acquisition of property and equipment ..........................................        (30,665)     (20,664)
   Purchases of intangible assets and other assets ................................        (22,061)     (47,398)
   Proceeds from sale of property and equipment ...................................            315        2,188
                                                                                         ---------    ---------
         Net cash used in investing activities ....................................        (51,547)    (255,551)
Cash flows from financing activities:
   Issuance of common & treasury stock ............................................          7,906      300,340
   Repurchase of common stock .....................................................         (6,485)          --
                                                                                         ---------    ---------
         Net cash provided by financing activities ................................          1,421      300,340
                                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents ..............................        (78,673)      81,394
Cash and cash equivalents at beginning of period ..................................        119,089       52,104
                                                                                         ---------    ---------
Cash and cash equivalents at end of period ........................................      $  40,416    $ 133,498
                                                                                         =========    =========
Supplemental disclosures of cash flow information:
   Interest paid ..................................................................      $     541    $   2,536
   Income taxes paid ..............................................................      $  17,459    $  38,447
Noncash activities:
   Net transfers of inventory to property and equipment ...........................      $   2,765    $   5,501
   Income tax benefit from employee stock activity ................................      $   1,738    $   7,964
   Issuance of common or treasury stock for convertible subordinated notes ........      $      --    $     589
   Exchange of convertible sub. notes for common stock plus issuance costs ........      $      --    $    (589)

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Quarterly Financial Statements

       The condensed consolidated financial statements and related notes for the three and nine months ended July 31, 2001 and 2000 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three and nine months ended July 31, 2001 and 2000 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, importance of timely product introduction, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

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

2.   Inventories

       Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                             July 31,  October 31,
                                               2001       2000
                                             --------   --------
                                            (unaudited)

           Raw materials .................   $ 77,971   $ 39,736
           Work-in-process ...............     25,365     44,704
           Finished goods ................     41,095     17,594
                                             --------   --------
                                             $144,431   $102,034
                                             ========   ========

3.   Net Income (Loss) Per Share

       Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. Options to purchase approximately 10,606,541 shares at an average price of $19.98 per share were outstanding at July 31, 2001, but were not included in the computation of diluted net loss per share because options are anti-dilutive in periods when the Company incurs a net loss.

       The following table sets forth the computation of basic and dilutive net income (loss) per share (in thousands, except per share amounts):

                                                                       Three Months Ended      Nine Months Ended
                                                                             July 31,               July 31,
                                                                      --------    --------   --------------------
                                                                        2001        2000       2001        2000
                                                                      --------    --------   --------    --------
 Numerator:
   Numerator for basic and diluted net income (loss) per share-
   net income (loss) .............................................    ($22,439)   $ 40,997   ($51,416)   $ 91,353
                                                                      --------    --------   --------    --------

Denominator:
   Denominator for basic net income (loss) per share-
   weighted-average shares .......................................      52,723      49,802     52,542      47,200
   Effect of dilutive securities-employee stock options ..........          --       3,648         --       3,650
   Effect of dilutive securities-subordinated convertible notes ..          --       1,651         --       1,230
                                                                      --------    --------   --------    --------

Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions ..................      52,723      55,101     52,542      52,079
                                                                      --------    --------   --------    --------

  Basic net income (loss) per share ..............................      ($0.43)   $   0.82     ($0.98)   $   1.94
                                                                      ========    ========   ========    ========

  Diluted net income (loss) per share ............................      ($0.43)   $   0.74     ($0.98)   $   1.75
                                                                      ========    ========   ========    ========

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

       We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation, or inTEST, alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. On April 10, 2001, the Company was served with the complaint. We may also be obligated to other third parties relating to this allegation. We believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims and that it will not have a material impact.

6.   Special Charges

     Operations for the three month period ended July 31, 2001 included a pre-tax charge of approximately $1.7 million related to fees and expenses associated with the recent acquisition of Integrated Measurement Systems, Inc. ("IMS") as well as a pre-tax charge of approximately $1.0 million for severance payments and asset disposals associated with the Company's continuing headcount reductions.

     Operations for the nine month period ended July 31, 2001 included the above items as well as a pre-tax charge of approximately $45.0 million related to a provision for excess inventory and a pre-tax charge of approximately $2.0 million for severance payments and asset disposals associated with the Company's continuing headcount reductions.

7.   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) and changes thereto consist of:

                                                             Fiscal Years
                                            Nine Months          Ended
                                           Ended July 31,     October 31,
                                           --------------   ---------------
                                                2001              2000
                                           --------------   ---------------
Beginning balance gain (loss)                     $ 2,217         $   (661)
Unrealized gain on available-
for-sale securities                                   446            3,158
Currency translation adjustment                     1,839             (280)
                                           --------------    -------------
Total                                             $ 4,502         $  2,217
                                           ==============    =============

8.   Acquisition, Subsequent Events

     On August 1, 2001, Credence completed the previously announced acquisition of Oregon-based IMS for approximately $155 million in a stock-for-stock transaction. Each share of IMS common stock was converted into 0.90 shares of Credence common stock. Approximately 7.2 million shares of Credence common stock were issued in the acquisition. The acquisition will be accounted for as a pooling of interests transaction. IMS, located in Beaverton, Oregon, specializes in the design, manufacture, and marketing of high performance integrated circuit validation systems used to test, at the prototype stage, complex digital, mixed-signal and memory devices. IMS was founded in 1983 and currently has approximately 300 employees. The Company expects to record a special charge of approximately $12 to $17 million in the fourth fiscal quarter for this transaction. Approximately $7 million of that amount will consist of cash transaction expenses and the remaining portion will be related to facility closures, asset disposals and conforming accounting policies.

     On August 14, 2001 the board of directors, in accordance with the pooling of interests accounting on the IMS transaction, suspended the treasury stock purchase program previously announced in September 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     In addition to the historical information contained in this document, the discussion in this Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Risk Factors" and elsewhere herein.

     Revenue growth has slowed in the first nine months of fiscal 2001 in the test and assembly sector of the semiconductor equipment industry during what we believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the October 31, 2001 fiscal quarter's revenue will be flat or decline from the levels experienced by us during the third quarter of fiscal 2001.

     The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                                 Three Months Ended                 Nine Months Ended
                                                                      July 31,                           July 31,
                                                             ---------------------------------------------------------------
                                                                2001            2000              2001            2000
                                                             ------------   -------------      ------------    ------------
Net sales                                                          100.0%          100.0%            100.0%          100.0%
Cost of goods sold - on net sales                                   78.1            39.6              48.4            40.6
Cost of goods sold - special charges                                  --                              24.3
                                                             -----------    ------------       -----------     -----------
Gross margin                                                        21.9            60.4              27.3            59.4
Operating expenses
  Research and development                                         103.0             9.6              31.2            10.5
  Selling, general and administrative                               91.0            14.6              35.4            16.1
  Amortization of purchased intangible assets                       31.9             1.6               9.3             1.2
  Acquired in-process research and development                        --             4.1                --             1.8
  Special charges                                                   14.4              --               2.5              --
                                                             -----------    ------------       -----------     -----------
    Operating expenses                                             240.4            29.9              78.4            29.6
                                                             -----------    ------------       -----------     -----------
Operating income (loss)                                           (218.5)           30.5             (51.1)           29.8
Interest and other income                                           21.6             2.9               7.0             2.0
                                                             -----------    ------------       -----------     -----------
Income (loss) before income tax provision (benefit)                196.9)           33.4             (44.1)           31.8
Income tax provision (benefit)                                     (77.3)           13.3             (16.3)           11.9
                                                             -----------    ------------       -----------     -----------
Net income (loss)                                                 (119.6)           20.1             (27.8)           19.9
                                                             ===========    ============       ===========     ===========

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $18.8 million for the third quarter of fiscal 2001, representing a decrease of 90.8% from the net sales of $204.0 million in the comparable third quarter of fiscal 2000. Net sales declined 56.7% from the second quarter of fiscal 2001, when the Company recorded $43.3 million in revenue.

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

     International net sales accounted for approximately 73%, 80%, and 64% of total net sales in the first nine months of fiscal 2001 and fiscal years 2000 and 1999, respectively. Our net sales to the Asia-Pacific region accounted for approximately 46%, 69% and 55% of total net sales in the first nine months of fiscal 2001 and fiscal years 2000 and 1999, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur, which could materially adversely affect demand for our products.

     Our net sales by product line in the first nine months of fiscal 2001 and fiscal years 2000 and 1999 consisted of:

                                             Nine Months       Fiscal Years Ended
                                            Ended July 31,         October 31,
                                          -----------------  ----------------------
                                               2001             2000        1999
                                          -----------------  ----------  ----------
             Mixed-Signal                               64%         72%         65%
             Logic                                       5          12          16
             Memory                                     16          11           7
             Service and software                       15           5          12
                                          ----------------   ---------   ---------
             Total                                     100%        100%        100%
                                          ================   =========   =========

     The increase in the memory percentage and the high percentage of net sales attributable to mixed-signal products are principally derived from the sales of the Kalos and Quartet products, respectively. Revenues from software were not material to our operations in the first nine months of 2001 and fiscal years 2000 and 1999, representing less than 4% of our net sales in each period.

GROSS MARGIN

     Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margins for the third quarter and the first nine months of fiscal 2001 were impacted by declining manufacturing volumes and charges for excess inventories made in the second fiscal quarter. During the second quarter of fiscal 2001, we recorded approximately $45.0 million of special charges related to the write down of excess inventory and purchase commitment liabilities, of which approximately $19 million was related to the logic product lines with the rest largely earmarked for the mixed signal product lines. Our gross margin (excluding these charges), was 21.9% and 51.6% for the three and nine month periods ended July 31, 2001, respectively, compared with 60.4% and 59.4% for the comparable periods in fiscal 2000. The falling gross margins are the results of higher costs caused by under-absorption of largely fixed manufacturing expenses as well as lower average selling prices in fiscal 2001.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $57.7 million in the first nine months of fiscal 2001, an increase of $9.6 million or 19.9% over the same period of fiscal 2000. The higher level of spending in fiscal 2001 reflects the acquisitions of TMT and Modulation Instruments, Inc. ("MI") in fiscal 2000 as well as increases in internal R&D project expenses. As a percentage of net sales, R&D expenses were 31.2% for the first nine months of fiscal 2001, an increase from 10.5% in the first nine months of fiscal 2000. We currently intend to continue to invest significant resources in the development of new products and enhancements of existing products for the foreseeable future. Accordingly, we expect these expenses to be relatively stable in absolute dollars for the remainder of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $65.5 million in the first nine months of fiscal 2001, representing an $8.6 million, or 11.6%, decrease from the comparable period of fiscal 2000. The lower spending in 2001 was primarily due to decreased payroll and commission related expenses due to a lower headcount and lower sales levels in fiscal 2001. As a percentage of net sales, SG&A expenses were 35.4% for the first nine months of fiscal 2001, compared with 16.1% for the corresponding period in fiscal 2000. We expect SG&A expenses for the remainder of fiscal 2001 to decline slightly in absolute dollars because of the headcount reductions effected in February, May and August 2001, as well as other cost saving measures.

AMORTIZATION OF PURCHASED INTANGIBLES

     Amortization of purchased intangible expenses increased to $17.3 million in the first nine months of fiscal 2001 from $5.5 million in the comparable period of fiscal 2000, an increase of 215%. In May 2000, we purchased TMT for approximately $80.0 million, in August 2000 we purchased MI for approximately $20.5 million and Credence Europa for approximately $8.4 million, in October 2000 we purchased NewMillennia Solutions, Inc. for approximately $11.3 million, and earlier this calendar year we purchased Dimensions Consulting, Inc. ("DCI") and certain assets of Rich Rabkin & Associates, Inc ("Rabkin") for approximately $13.9 million. These acquisitions have resulted in approximately $5.9 million in quarterly charges for amortization of purchased intangibles assets.

SPECIAL CHARGES

     In the second quarter of fiscal 2001, we recorded approximately $47 million of special charges as a result of a major downturn in the semiconductor equipment industry. In the third quarter we recorded $2.7 million of special charges. The recent headcount reductions have reduced our worldwide headcount from approximately 1,450 at October 31, 2000 to 1,080 today. In addition we have instituted a reduced work schedule and implemented pay cuts for our remaining employees.

     We recorded a special charge in the second fiscal quarter for costs of goods sold of approximately $45 million related to the write down of excess inventories. Approximately $19 million of this charge is for our logic product lines and is principally for raw materials and work in process. The remaining $26 million is primarily for the mixed signal product lines and is principally for raw materials, work in process and purchase commitment liabilities. With the dramatic decline in revenue during this downturn, the Company continues to monitor its inventory levels in light of product development changes and expectations of an eventual upturn. The Company may be required to take additional charges for excess and obsolete inventories as we better understand the impact of these events on our current inventory levels.

     We recorded a special operating charge of approximately $2 million in the second fiscal quarter and $1 million in the third fiscal quarter for severance payments and asset disposals associated with our recent headcount reductions. Approximately $2.1 million was for severance payments and the rest of the charge was for asset disposals. The cash expenditures associated with these charges largely occurred in the first nine months of this fiscal year with the remaining amounts expected to be paid in the fourth fiscal quarter of 2001.

     We recorded a special operating charge of approximately $1.7 million for transaction related expenses for the IMS acquisition in the third fiscal quarter of 2001. The Company expects to record a special charge of approximately $12 to $17 million in the fourth fiscal quarter related to the closing of this transaction. Approximately $7 million of that amount will consist of cash transaction expenses and the remaining portion will be related to facility closures, asset disposals and conforming accounting policies.

INTEREST AND OTHER INCOME (EXPENSES), NET

     We generated net interest and other income of $12.9 million for the first nine months of fiscal 2001, as compared to $9.4 million for the first nine months of fiscal 2000. The increase in fiscal 2001 was due to higher average cash and investment balances in fiscal 2001 as compared to fiscal 2000. These higher average balances were the result of the cash received in our secondary public offering in February 2000 offset by cash outlays for acquisitions and the purchase of our Hillsboro, Oregon facility. In addition, in September 2000, we called for redemption of our remaining outstanding Convertible Subordinated Notes.

INCOME TAXES

     Our estimated effective tax benefit rate for the first nine months of fiscal 2001 was 37.0%, compared to an effective tax rate of 35.5% in the first nine months of fiscal 2000. The estimated tax benefit rate for fiscal 2001 is less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization. The effective tax rate in fiscal 2000 was less than the combined federal and state statutory rate primarily due to the benefits of our foreign sales corporation. The tax rate applied to pre-tax book income for the first nine months is computed based on a projected effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used a net cash flow of $28.5 million and provided a net cash flow of $36.6 million for the nine months ended July 31, 2001 and 2000, respectively. Net cash flows used by operating activities for the first nine months of fiscal 2001 were primarily due to net income before special non-cash charges and depreciation and amortization of $35.2 million offset by an increase in working capital of $65.1 million.

     Investing activities used net cash flows of approximately $51.5 million and $255.6 million in the nine months ended July 31, 2001 and 2000, respectively. For fiscal 2001, approximately $0.9 million was used for net purchases of available-for-sale securities, $30.7 million for purchases of property and equipment to support our business, and we disbursed approximately $13 million for the acquisition of DCI and the assets of Rabkin. We also provided a $5 million dollar loan in the form of a note receivable to our independent leasing associate during the first half of fiscal 2001.

     Financing activities provided net cash flows of $1.4 million and $300.3 million for the nine months ended July 31, 2001 and 2000, respectively. The net cash flows provided for the first nine months of fiscal 2001 were primarily from the issuance of common stock through our employee equity plans offset by the repurchase of 325,000 shares of our common stock for $6.5 million.

     As of July 31, 2001, we had working capital of approximately $277.5 million, including cash and short-term investments of $98.0 million, and accounts receivable and inventories representing $189.6 million. We expect our receivables to continue to represent a significant portion of working capital. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject us to increased risks which could materially adversely affect our business, financial condition and results of operations. Total current liabilities of $63.5 million as of July 31, 2001 decreased from $148.4 million as of October 31, 2000.

     Our principal sources of liquidity as of July 31, 2001 consisted of approximately $40.4 million of cash and cash equivalents, and short-term investments of $57.6 million. In addition, we had $202.2 million of available-for-sale securities, classified as long-term investments at July 31, 2001.

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

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $10 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of November 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

     . our ability to attract and retain qualified employees in a competitive market.

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

     .    manufacturing volumes;

     .    new product introductions;

     .    product reliability;

     .    absorption levels and the rate of capacity utilization;

     .    customization and reconfiguration of systems;

     .    international and domestic sales mix and field service margins; and

     .    facility relocations and closures.

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

         Other than some memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $200,000 to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In the first nine months of fiscal 2001, we experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

The semiconductor industry has been cyclical

         Revenue growth has slowed in the test and assembly sector of the semiconductor equipment industry during what we now believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. This belief is based on weakening order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing weakness in order activity and therefore expect that the October 31, 2001 fiscal quarter's revenue will be flat or declining from the levels we experienced during the third quarter of fiscal 2001. In light of that belief, we have reduced our worldwide workforce by approximately 25%, or 370 people. We took a charge related to this reduction in force of approximately $2 million in our second fiscal quarter and another $1 million in our third fiscal quarter of 2001. Additionally, all remaining employees will be required to take five days of time off per quarter through October 31, 2001. Other initiatives, including a domestic pay cut, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, are also being implemented. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

         With the dramatic decline in revenue during this downturn, the Company continues to monitor its inventory levels in light of product development changes and expectations of an eventual upturn. The Company maybe required to take additional charges for excess and obsolete inventories as we better understand the impact of these events on our current inventory levels.

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

         We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. In addition, sales are expected to be sequentially down in the next fiscal quarter and possibly in the following fiscal year. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, the 1997/1998 Asian financial crisis contributed to widespread uncertainty and, in part, a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE which we sell. This industry slowdown had, and similar slowdowns may in the future have, a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

Over the last several years we have experienced significant fluctuations in our operating results and an increased scale of operations.

         In the third fiscal quarter ended July 31, 2001 our net sales fell 85% from those recorded in the first quarter of fiscal 2001 as the industry began a cyclical downturn. In fiscal 2000, we generated revenue of $101.8 million in the first quarter and $220.2 million in the fourth quarter, an increase of 116%. In fiscal 1999, we generated revenue of $26.5 million in the first quarter and $80.2 million in the fourth quarter, an increase of 203%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and most of fiscal 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are placing a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines.

         We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001 we have primarily introduced products that are either evolutions of current platforms or derivative products. In the future, we expect to introduce several new products. In late fiscal 1999 and into 2000, we shipped three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at recent levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

         We face substantial competition from ATE manufacturers throughout the world, as well as several of our customers. We do not currently compete in the testing of high-end microprocessors, linear ICs or DRAMs. Moreover, a substantial portion of our net sales are derived from sales of mixed-signal testers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have recently introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have recently introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

The ATE market is subject to rapid technological change

         Our ability to compete in the ATE market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. We are therefore required to enhance the performance and other capabilities of our existing systems and software products and related software tools. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

            .   product selection;

            .   timely and efficient completion of product design;

            .   implementation of manufacturing and assembly processes;

            .   successful coding and debugging of software;

            .   product performance;

            .   reliability in the field; and

            .   effective sales and marketing,

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

         We must develop and deliver customized hardware and software to meet our customers' specific test requirements. The market requires us to manufacture these systems on a timely basis. Our test equipment may fail to meet our customers' technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to meet such hardware and software requirements could impact our ability to recognize revenue on the related equipment. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years.

We rely on Spirox Corporation and customers in Taiwan for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business.

     Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 20%, 45%, and 39% of our net sales in the first nine months of fiscal 2001 and fiscal years 2000 and 1999, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

     International sales accounted for approximately 73%, 80%, and 64% of our total net sales for the first nine months of fiscal 2001 and fiscal 2000 and 1999, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 46%, 69%, and 55% of our total net sales in the first nine months of fiscal 2001 and fiscal 2000 and 1999, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity. Therefore, it is now probable that these customers will spend less in the aggregate this year than they did in fiscal 2000.

     One end-user customer headquartered in Europe accounted for approximately 16% of our net sales in the first nine months of fiscal 2001.

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

     In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 1999, the price of our common stock ranged from a closing high of $24.94 to a closing low of $7.19. In fiscal 2000 and through September 7, 2001, the price of our common stock has ranged from a closing high of $74.59 to a closing low of $14.97. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance. We believe that fluctuations of our stock price may be caused by a variety of factors, including:

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

                                        2001        2002         2003        2004        2005       Thereafter
                                      --------    --------     --------    --------    --------     ----------
Cash Equivalents
           Fixed rate ..........      $ 40,416           -            -           -           -             -
           Average rate ........          4.47%          -            -           -           -             -
Short term investments
           Fixed rate ..........      $ 16,645    $ 40,914            -           -           -             -
           Average rate ........          7.24%       6.88%           -           -           -             -
Long term investments
           Fixed rate ..........             -    $ 41,007     $116,607     $28,563           -      $ 16,034
           Average rate ........             -        6.55%        5.82%       5.52%          -          5.68%
                                    -------------------------------------------------------------------------

Total investment securities           $ 57,061    $ 81,921     $116,607     $28,563           -      $ 16,034
Average rate                              5.28%       6.71%        5.82%       5.52%          -          5.68%


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

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

         See Exhibit Index on page 27

(b)  Reports on Form 8-K


     1) The Company filed a report on Form 8-K on May 17, 2001 announcing the execution of the definitive agreement for the registrant's acquisition of Integrated Measurement Systems, Inc.

     2) The Company filed a report on Form 8-K on May 17, 2001 providing the definitive agreement for the registrant's acquisition of Integrated Measurement Systems, Inc. and a Shareholder Agreement by and among the Registrant, Iguana Acquisition Corporation, and Cadence Design Systems, Inc.

     3) The Company filed a report on Form 8-K on June 4, 2001 providing an amendment dated June 1, 2001, to the Agreement and Plan of Merger and Reorganization, May 16, 2001, by and among the registrant, Iguana Acquisition Corporation and Integrated Measurement Systems, Inc. An amended and restated Shareholder Agreement, dated June 4, 2001, by and among the registrant, Iguana Acquisition Corporation and Cadence Design Systems, Inc. was also provided.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CREDENCE SYSTEMS CORPORATION
                                                --------------------------------
                                                          (Registrant)



                September 14, 2001                    /S/ JOHN R. DETWILER
           -----------------------------        --------------------------------
                      Date                               John R. Detwiler
                                                  John R. Detwiler, Senior Vice
                                                   President, Chief Financial
                                                     Officer and Secretary

EXHIBIT INDEX

 Exhibit
  Number
  ------
2.15(1) Agreement and Plan of Merger and Reorganization, dated May 16, 2001, by and among Credence Systems Corporation, Iguana Acquisition Corporation and Integrated Systems, Inc.

2.16(2) Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 1, 2001, by and among Credence Systems Corporation, Iguana Acquisition Corporation and Integrated Measurement Systems, Inc.

4.7(3) Registration Rights Agreement, dated May 16, 2001, by and between Credence Systems Corporation and Cadence Design Systems, Inc.

10.36(2) Amended and Restated Shareholder Agreement effective as of May 16, 2001 and dated June 4, 2001, by and among Credence Systems Corporation, Iguana Acquisition Corporation and Cadence Design Systems, Inc.

10.37(3) Employment Agreement, dated March 30, 2001, by and between Credence Systems Corporation and John R. Detwiler.

___________________
(1) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on May 17, 2001.
(2) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on June 4, 2001.
(3) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-62386), as amended.