Form 10-K
period 2001-10-31
CREDENCE SYSTEMS CORP
filed 2002-01-29
CIK 893162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

   For the fiscal year ended October 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ______________ to ________________

                                    0-22366
                           (Commission file number)

                               -----------------

                         CREDENCE SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 94-2878499
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

                 215 Fourier Avenue,              94539
                 Fremont, California           (Zip Code)
                (Address of principal
                  executive office)

                                (510) 657-7400
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class    Name of each exchange on
                        None                which registered
                                                  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                        Preferred Stock Purchase Rights

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant, as of January 3, 2002 was approximately $1,260,833,000 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   On January 3, 2002, approximately 60,326,952 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 20, 2002 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1.  Business

   Credence Systems Corporation designs, manufactures, sells and services engineering validation test and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute software products that provide automation solutions in the design and test flow fields. We serve a broad spectrum of the semiconductor industry's testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile, static and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today's engineering validation test and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage and second, as they are produced in high volume. Our software products enable design and test engineers to develop and trouble shoot production test programs prior to fabrication of the device prototype. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

   We were incorporated in California in March 1982 to succeed to the business of a sole proprietorship and were reincorporated in Delaware in October 1993. "Credence" or the "Company", "we," us" and "our" refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 215 Fourier Avenue, Fremont, CA 94539, and our telephone number is (510) 657-7400. Our worldwide website address is www.credence.com. "Credence Systems Corporation," "Credence," "IMS" "Fluence," "SC," "ValStar," "Quartet," "Quartet One," " Electra," "Vanguard," "Wavebridge," "MemBIST," "TDS," "TDX," "Triton," "EPRO," "BOST," "MemBOST," "Kalos," "DUO," "TMT," "MVNA," "Opmaxx," "DirectTest" and "Virtual Test" are our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies. "Matrix Test" is a trademark of Amkor Technology, Inc.

Background

   The semiconductor industry's successful production of increasingly smaller, faster and more sophisticated ICs has made semiconductor devices available for a wide range of applications. This trend, together with a continual drive to reduce production costs, has resulted in reduced average selling prices and semiconductor content growth in almost all appliances ranging from dishwashers to automobiles, cell phones to PDAs and laptops to servers. At the same time semiconductors have emerged as the building blocks of the communications, internet and telephony infrastructures. It has become increasingly important for semiconductor manufacturers to seek ways to reduce manufacturing costs while improving their time to volume production and profit.

   The process of designing and manufacturing integrated circuits is complex and capital-intensive, involving stages of design, prototype manufacture, engineering validation test of the prototypes, device manufacture and production test. Each stage in this process has come under pressure as integrated circuits have increased in complexity and speed. At the design stage, advances in electronic design automation, or EDA, software have allowed design engineers to work with integrated circuit designs at increasingly higher levels of abstraction, permitting engineers to design significantly more complex integrated circuits in less time. The ability to design more complex and capable circuits, together with advances in manufacturing processes, has resulted in an approximate doubling of chip speed and complexity every two years. However, as integrated circuits have become more complex and as device manufacturers have increasingly sought ways to introduce products to market more rapidly, critical limitations have become increasingly apparent in the integrated circuit design-to-production process flow.

   Today, IC design and manufacturing is, to a large extent, a serial process that crosses organizational, functional and often geographical boundaries. In general, a design has to be complete before prototypes can be built; prototypes have to be built before they can be tested; and prototypes have to be production-ready before production test software can be debugged and refined. Production test software can take significant time to debug and refine, so the need to wait until a physical part has been produced to perform that process delays an integrated circuit's introduction to the market. Even then, test failures can raise the question of whether the integrated circuit itself is flawed, or the test has an error. In addition, an IC's design may be so sophisticated that some or all of its functionality cannot effectively be tested. Designs that are discovered to be un-testable when produced require another iteration of the integrated circuit process flow. These challenges are further exacerbated within semiconductor manufacturers by traditional organizational boundaries where design responsibilities end at pre-silicon verification and ownership is transferred to test engineering to create suitable test programs to uncover faults that may occur in production and by the increased level of outsourcing which physically separates the design and test functions. Additionally, the process and technology used to develop and debug production test programs has often been inefficient and inadequate.

   The equipment used in the engineering validation test stage has often been unable to effectively verify and characterize increasingly complex ICs. To perform specialized tests on prototypes, engineers turned to ATE machines to verify and characterize prototypes. However, ATE machines are designed for volume production testing and in many cases lack the flexibility or versatility to efficiently test whether, and within what limits, a given part works, or efficiently analyze why it fails to work.

   Production Testing is a principal element in the cost structure of semiconductors. Purchasers of production testers--ATE--now examine more carefully the total cost of ownership of ATE comprising of the initial purchase price of the tester, as well as the tester's reliability, flexibility, size, power and air conditioning requirements, upgradeability, maintenance costs and spare parts.

   As assembly and packaging have become increasingly expensive compared with the cost of the semiconductor die, so that their costs may exceed the cost of the die itself, semiconductor manufacturers continue to shift performance testing increasingly toward wafer probe. By subjecting devices to performance testing earlier, defective die are detected and eliminated before assembly and packaging costs are incurred. This trend has imposed new demands on ATE. Wafer probe testing, where production testing may now occur, requires that the device under test be located in close physical proximity to the measuring circuits of the tester in order to minimize potential signal distortions that can negatively impact testing yields. Smaller testers can more easily be placed in close physical proximity to the circuits. In addition, wafer probe test typically occurs in a clean room where potential contaminants must be continually removed and temperatures kept constant. These special maintenance requirements make clean rooms expensive to operate. Smaller testers occupy less floor space and therefore assist in reducing clean room costs. In addition, smaller testers that consume less power generally have reduced air conditioning requirements.

   There are two dominant process technologies used to develop the ICs used in ATE, emitter-coupled logic, ECL, and complementary metal oxide semiconductor, CMOS. Although CMOS technology allows higher functionality per chip and requires less power to operate, ATE based exclusively on CMOS technology has been limited by the inability of CMOS to meet the timing and measurement demands of semiconductor testing. Historically, although the speed of CMOS was acceptable, its timing stability was not. This problem results from the tendency of CMOS circuits to experience timing drift as a function of temperature and voltage variation during tests. To fully benefit from the economic and other advantages of CMOS technology, the challenge has been to control this drift characteristic in order to produce semiconductors for ATE that meet the performance requirements of semiconductor testing.

   These technical, economic and market trends have created a significant need for an integrated design to production test flow that includes Built in Self Test, or BIST, circuitry, specialized engineering validation test products and high performance, cost effective ATE. Additionally, the market is requiring solutions that enable engineers to develop and debug production test software and ATE interface equipment, or fixtures, in parallel with the design and validation of integrated circuit prototypes to increase the process parallelism and improve device time to market.

The Credence Solution and Strategy

   We provide high performance IC engineering validation test systems that address the engineering and production test requirements of increasingly complex devices. Our engineering validation test systems test logic devices, mixed-signal devices that combine both analog and digital functionality and memory devices. Our engineering validation test systems can also be used to test selected functions of highly integrated, or system-on-chip, devices. By keeping pace with the industry's advances in speed and pin count requirements, our solutions enable customers to reduce the time required for verification, characterization and failure analysis. This generally results in lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today's increasingly complex integrated circuits. Our validation systems give engineers a more flexible and cost-effective way to verify and characterize prototype integrated circuits and to perform failure analysis. Each validation system integrates the functions of a variety of individual test instruments into a single system consisting of both hardware and software that offers increased verification and characterization performance with significant cost savings. Our engineering validation test technology allows our systems to send and receive data from an integrated circuit at the same speeds the circuit will experience in actual use. As a result, design and test engineers can better identify failures, assess areas of concern, run rapid diagnostic sequences to pinpoint the causes of failure and identify changes needed to correct design errors or weaknesses.

   We have developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable us to produce ATE production test systems that are smaller and require less power than those based upon ECL technology. These testers are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today's ATE market. CMOS technology allows the circuits used in our testers to be reduced, or scaled down in size as IC process technology improves. This scalability feature enables us to develop and manufacture smaller, higher performance circuits for use in our testers at what we believe to be a lower cost, and with a potentially shorter development cycle, than traditional process technologies.

   We believe our software solutions enable test engineers to develop, refine and debug production test software early in the integrated circuit design and production process, even before a prototype of the integrated circuit is produced. By allowing production test programs to be developed and debugged while the integrated circuit is being designed and validated, our software can significantly reduce the time required to introduce integrated circuits to market.

   Our objective is to be the leading supplier of design through production test solutions. This includes high performance IC engineering validation test systems, cost-effective ATE for production testing of ICs used in high volume applications, and software solutions and other innovations to decrease the cycle time from circuit design to high volume manufacturing. Our business strategy incorporates the following key elements:

  . Maintain Technology Leadership. We believe that our proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. In addition, we believe the scalability of this technology will allow us to offer new products and enhancements in a potentially shorter time and at a lower cost than many of our competitors that base their products on traditional less-scalable architecture.

  . Provide Innovative Solutions to Test Increasingly Complex Devices. We currently intend to keep pace with rapid advances in integrated circuit design and test by introducing new engineering validation test systems and related software designed to test higher speed and higher pin count devices. We intend to continually enhance our existing systems to add valuable features and functions that meet our customers' evolving needs.

  . Lower Total Cost of Ownership. We seek to provide ATE to our customers at a lower total cost of ownership than many competing products currently available while meeting the performance requirements of our customers. We believe that the system price, reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts, of our testers enable our customers to more cost effectively test ICs.

  . Provide Integrated Design to Production Test Solutions to Reduce Time-to-Market. We believe that our customers require increasing levels of sophisticated software tools to integrate the design to production test flow, assist in the utilization of ATE and minimize time-to-market. We currently are focusing our software efforts on internal development and acquisition of companies or businesses that develop such tools. Through our acquisition of Fluence Technology, Inc., or Fluence, and Integrated Measurement Systems, Inc., or IMS, we have acquired automatic test program development software, or TDS, and TDX product lines, analog design, optimization and fault analysis technology and BIST products. In addition, through the acquisition of certain assets of Heuristics Physics Labs, we obtained memory BIST and related in-process software products. The acquisition of IMS added Virtual Test Software designed to develop and debug test programs and model the tester and test environment. We believe these acquisitions, and our new software product lines that integrate design and test, will enable us to capitalize on the Design-for-Test, or DFT, market.

  . Target Diverse, High-Volume Markets. Our products target the testing of digital logic, analog mixed-signal, system-on-a-chip, or SoC, memory and radio frequency devices that are used in a broad range of growing end-user market segments. Our products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware and communications infrastructure.

  .  Leverage Relationships with Industry Leaders to Enhance Market
     Position. We currently intend to continue to build close working relationship with integrated circuit manufacturers, EDA software vendors and ATE machine vendors to enhance our market position. Working closely with integrated circuit manufacturers helps us anticipate their needs and incorporate specific value-added functionality into our products. We believe our relationships with leading EDA software vendors allow us to design and offer products that can access the device models created with EDA software and effectively use this data to perform validation tests and debug and refine production test programs. Our relationships with several leading ATE vendors strengthen our ability to develop ATE machine simulations, and we believe these relationships have led to increased customer acceptance of our TDS and virtual test software products.

  . Worldwide Technical Support and Customer Service. As semiconductor manufacturers expand their operations worldwide, they require that their test suppliers have the capability to provide global support, service and training. To meet this requirement, we utilize a combination of direct sales, service and support personnel and a broad network of independent distributors located in close proximity to major customer sites. We and our distributors currently maintain locations throughout the world to service and support our customers.

Products

   We currently offer a wide variety of products that test digital logic, analog, mixed-signal, SoC, dynamic random access memory, or DRAM, static random access memory, non-volatile memory and radio frequency wireless ICs. Digital logic semiconductors produce discrete on and off logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Analog semiconductors control external functions such as sound, graphics, and motor controls by producing continuous varying voltage or current. When these analog functions are combined onto a digital integrated circuit, the resulting device is considered a mixed-signal device. DRAM loses data without power while non-volatile memory semiconductors retain their data when the power is turned off. RF wireless IC's are the devices that receive, transmit and convert radio frequency signals typically used in cellular telephones.

   Our CMOS-based ATE products--the SC, and Quartet series--are designed to test high speed devices used in applications such as networking and personal computing as well as multimedia, digital television, high-definition television and personal communications. Our memory product line, the Kalos Series, tests non-volatile memory, or NVM, devices, including ROM, EPROM, EEPROM and Flash memories, which are used in high volume applications in the consumer, automotive and telecommunications markets.

   During fiscal 2001 we acquired Dimensions Consulting, Inc. ("DCI"), the principal assets of Rich Rabkin & Associates, Inc. ("Rabkin") and IMS. DCI specializes in providing interface solutions for the semiconductor test and development market through ATE board design and test socket systems. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. DCI and Rabkin were integrated into our Memory Products Division to offer test solutions that we believe increase manufacturing efficiencies and provide faster time to market for our customers. IMS designs, manufactures, markets and services high-performance engineering validation test systems. These systems are used to test, at the prototype stage, complex digital, mixed-signal and memory devices. In addition, IMS develops, markets and supports a line of virtual test software that we believe enables design and test engineers to develop and debug production test software prior to fabricating the prototype of the actual device. During fiscal 2001, we merged our wholly-owned subsidiary, Fluence, into IMS.

   During fiscal 2000 we acquired TMT, Inc. ("TMT"), Modulations Instruments, Inc. ("MI"), and NewMillennia Solutions, Inc. ("NMS"). The TMT product line includes the ASL 1000, targeted at testing analog function ICs, and the RFx, targeted at testing RF wireless ICs. During fiscal 2000 we introduced the ASL 2000 targeted at testing many analog devices in a multisite mode as well as providing significant expansion capability for our customers in the future. MI provides test solutions for the design and manufacturing of RF semiconductor and wireless infrastructure component markets. MI holds proprietary intellectual property for performing S-Parameter measurements using complex modulated signals. Our Modulated Vector Network Analyzer ("MVNA") Technology allows accurate measurement of devices stimulated with signals matching their end-use operating environment.

   During fiscal 1999, our wholly-owned subsidiary, Fluence, acquired Opmaxx, Inc. The Opmaxx products are targeted at analog and mixed signal design and test applications.

   During fiscal 1998, we introduced the Quartet series. The Quartet system is compatible with Duo, and provides the enhanced capabilities required to test consumer mixed signal products with 200 MHZ I/O 20 bit analog and video input and output. Quartet directly addresses the cost sensitive needs of consumer related system-on-a-chip, or SoC, devices.

   Introduced in 1997, the Kalos Flash memory test system is a highly integrated parallel systems that provides multi-site testing and is designed to lower the overall cost of test.

   The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds (ps) or nanoseconds (ns), the number and characteristics of the pins and the density, in megabits(Mb), of the device that can be tested:

   Product       Series      Models       Market and Basic Features            Typical Devices Tested
-------------------------------------------------------------------------------------------------------------
Digital        SC          SC312       ATE:                             Microcontrollers, ASSPs, DSPs
                           SC Micro    50-100 MHz                       and FPGAs
                                       64-304 Pins
                                       + 350-500 ps accuracy
               ----------------------------------------------------------------------------------------------
               IMS         500 330 550 Engineering validation test:     Microprocessors, ASICs, Multi-
                Vanguard               Up to 1GHz                       Chip Modules
                                       + 200 ps accuracy
                                       6-512 Pins
-------------------------------------------------------------------------------------------------------------
Mixed-Signal   Quartet     One         ATE:                             Multimedia devices, mass
                                       512 digital pins                 storage, DSPs, ASICs, Datacom
                                       200 MHz                          and specialty devices, mobile
                                       + 175 ps accuracy                communication devices, complex
                                       Analog, Video, Audio, RF         audio devices
               ----------------------------------------------------------------------------------------------
               IMS Electra Electra,    Engineering validation test:     Cable Modems, Sonet/ATM,
                           Electra MX  16-576 digital pins              System-on-a-Chip (SoC)
                                       400 MHz Digital
                                       2.4GHz Analog
-------------------------------------------------------------------------------------------------------------
Memory         KALOS       Kalos       ATE:                             Flash memories, EEPROM,
 Products                  Kalos xw    50 MHz                           EPROM, Microcontrollers and
                           Kalos xp    256 Mb                           NVM ASICs
                           Personal    + 1ns
                            Kalos
               ----------------------------------------------------------------------------------------------
               IMS Orion   Orion       Engineering validation test:     SRAM, DRAM, Rambus
                                       200MHz
                                       48-80 Pins
                                       1 Gbit fail memory
-------------------------------------------------------------------------------------------------------------
Analog Test    ASL         ASL 1000    ATE:                             Analog or Linear IC such as
 Products                              Up to 19 analog instruments with battery power management IC.
                                       32 14MHz digital pins            Traditional linear devices such as
                                                                        Op-Amps, comparators and
                                                                        regulators.
               ----------------------------------------------------------------------------------------------
               ASL         ASL 2000    ATE:                             Personal communications, A/D
                                       Up to 32 analog instruments with and D/A converters as well as
                                       expansion for up to 64 pins of   multi-site test of traditional linear
                                       digital and DSP instruments.     devices.
-------------------------------------------------------------------------------------------------------------
Radio          RFx         RFx         ATE:                             Wireless communications IC
 Frequency                             Up to 8 ports of 6GHz RF with    such as Power amplifiers (PA),
 (RF) Wireless                         Analog and digital instruments.  Low Noise Amplifiers, Mixers and synthesizers and Bluetooth
                                                                        RF front-ends.
-------------------------------------------------------------------------------------------------------------
Workcell       Triton      Memory      ATE:                             ROM, EEPROM, EPROM, and
                                       Kalos tester integrated into 8"  Flash memories
                                       wafer prober, without extending
                                       outside the prober perimeter
-------------------------------------------------------------------------------------------------------------

Product    Series      Models         Market and Basic Features              Typical Devices
-----------------------------------------------------------------------------------------------------
Software TDS tools   Design to   Generates tester specific files     Tools apply to digital logic
                      Test       from simulation (EDA) files.        circuits
                                 Verifies timing specification
         --------------------------------------------------------------------------------------------
         TDX tools   Design for  Verifies test vector quality.       Tools apply to digital logic
                      Test       Supports design for test strategies devices
         --------------------------------------------------------------------------------------------
         IMS Virtual VTS         Accelerates the development and     Tools apply to digital logic
          Test                   debug of test programs              devices
          Software
         --------------------------------------------------------------------------------------------
         Opmaxx      Design Maxx Design verification and             Tools apply to analog and mixed-
                                 sensitivity analysis evaluation     signal devices
                                 and optimization
         --------------------------------------------------------------------------------------------
         Opmaxx      BISTMaxx    BIST generation for digital,        Tools apply to analog, high-
                                 analog and mixed-signal devices     speed digital and mixed-signal
                                                                     devices
-----------------------------------------------------------------------------------------------------

  Digital Products

   SC. In fiscal 1997, we expanded the SC series by introducing and shipping the SC 312, which runs at a higher speed (100 MHz) and has improved accuracy over its predecessor, the SC 212. The SC Micro is a cost-reduced version of the SC 312. This system offers our customers a full capability test system at a price currently below $2,000 per digital pin channel. This per channel price has previously been available only in test systems with reduced functionality-requiring users to compromise the quality of their device testing. The SC Micro retains the customer's test quality while lowering its test costs. The purchase price of these testers typically ranges from $350,000 to $850,000 depending upon configuration.

   IMS Vanguard. The IMS Vanguard, our flagship engineering validation test product introduced by IMS in 1999, can send and receive data from integrated circuits under test at up to 1 GHz and accounted for the majority of logic family sales in 2000. The logic engineering validation test system family includes the Vanguard 500, 330 and most recently introduced 550. The Vanguard systems sell for between $0.7 million and $2.3 million, depending on the configuration.

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

   IMS Electra. Our mixed-signal engineering validation test systems are used by customers to verify the designs of complex integrated circuits containing both digital and analog functionality. These mixed-signal integrated circuits are used in applications such as cable modems and to implement Sonet and ATM technologies in high-speed networks. The IMS Electra is also used to test selected functions of highly-integrated, or system-on-chip, designs. Depending on the configuration, the system can send and receive data from integrated circuits under test at up to 200 MHz. Our Electra series includes the Electra, which can test mixed-signal integrated circuits with up to 224 pins, and the Electra MX, which can test mixed-signal integrated circuits with up to 576 pins. Our Electra series systems sell for between $300,000 and $2,100,000.

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

   IMS ORION. The IMS Orion is used by our customers to verify the designs of the most common types of memory integrated circuits, including complex SRAMs and DRAMs. The Orion will send and receive data from integrated circuits under test at speeds up to 200 MHz/400 Mbs. Depending on the configuration, these memory validation systems sell for between $400,000 and $600,000.

  Analog Test Products

   The acquisition of TMT in fiscal 2000 extended the market that we serve to include analog dominant ICs that are made up of traditional analog function blocks such as amplifiers, regulators, switches and converters. The ASL product line tests these traditional devices either as individual ICs or as larger function ICs such as battery power management devices in portable electronics devices.

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

   RFx. The RFx, a product acquired through the TMT acquisition, was first introduced in fiscal 1998 and provides a significantly better cost of test advantage over many competitors. This system is made up of specialized RF test instruments combined with the analog instrumentation of the ASL product line. The RF instruments are capable of testing up to 6GHz in either the scalar or vector method of testing RF parameters. The RFx is targeted at cost effective testing of RF front-end devices that are typically manufactured in Gallium Arsenide (GaAs), Bi-polar or Bi-CMOS technology. The devices, Power Amplifiers (PA), Low Noise Amplifiers (LNA), Synthesizers, Mixers and Switches and combinations of these (Base band chips), are used in both digital and analog cell phones. The purchase price of the RFx typically ranges from $450,000 to $750,000 depending on configuration.

  Workcell Products

   In 1996, we established the Workcell product group. A Workcell enhances manufacturing productivity by integrating previously distinct equipment into a single, highly efficient tool. In fiscal 1997, we introduced our sophisticated Triton series of wafer test systems. Triton Memory--the industry's first suite of Workcell wafer test solutions--features a production-worthy wafer prober integrated with a robust NVM ATE test system.

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

   DCI. DCI offers comprehensive interface solutions for the semiconductor test and development market including bench, application, demo, high performance and ATE boards, engineering sockets and high performance contactors. DCI provides one source for design, fabrication and assembly.

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

   TDX. The TDX product line allows the design engineer to verify complex designs with full timing accuracy, device stress testing ("Iddq"), pattern generation, scan generation and testability analysis.

   IMS Virtual Test Software. To address the need for shorter test development times, we provide software for test engineers, called Virtual Test Software, that accelerates the development and debug of a test program, creates a model of the test environment, develops and tests fixtures and documents the entire test process. Our Virtual Test Software simulates the ATE environment which enables test engineers to develop and debug test programs in parallel with the design, prototype manufacture and engineering validation test processes. With

Virtual Test Software, test engineers begin test development work before device design is completed. Through the use of tester modeling and simulation, both the test itself and the testability of the design can be verified on a workstation before first prototypes devices are delivered. software generates built-in self-test logic for designs that use embedded memories.

   Opmaxx. The Opmaxx product line provides a set of software tools for testing digital, analog and mixed signal devices, as well as designing them for testability. DesignMaxx provides analog design optimization, verification, and sensitivity analysis. BISTMaxx generates built-in self-test for analog/mixed signal device functionality both on-chip and off-chip.

Customers, Markets and Applications

   We target digital logic, analog, mixed-signal, dynamic random access memory, non-volatile memory device, RF and SoC manufacturers that serve a broad range of growing end-user market segments. Our customers design, manufacture and test semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware.

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

   We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 2001, our order backlog for systems, exclusive of orders for software, spare parts, service and support, was approximately $33.5 million plus an additional $20.5 million of deferred revenue under SAB 101, as compared with $309.5 million of order backlog as of October 31, 2000. We believe it is probable that order cancellations and customer-requested shipment delays will continue to occur in the future.

Sales, Service and Support

   We currently market and sell our products in the United States principally through our direct sales organization, with direct sales employees and representatives in over 14 locations. Outside the United States, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 18 countries. Excluding the impact of SAB 101, shipments through distributors represented approximately 44%, 54%, and 47% of net sales during fiscal years 2001, 2000, and 1999, respectively.

   We and our distributors have sales and support centers located in the United States, Europe, Israel, and throughout Asia from which both direct Credence personnel and independent sales and service representatives sell and support our products. We believe that field support is critical to our customers. Support encompasses many of the components of the total cost of ownership for test equipment. We seek to develop long-term relationships with major customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers' systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

   In fiscal 2000 we purchased our European distribution companies from their owner-managers. These subsidiaries provide sales, support and services to our customers in Europe and Israel.

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

   We have an agreement with a captive leasing company. In addition to leasing and financing activities, we also provide certain remarketing services to customers. We have issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to us a security interest to secure the obligations of the leasing company as a result of any payments by us pursuant to the guaranty. At October 31, 2001 and 2000, the maximum allowable debt of the leasing company subject to this guaranty, $8,750,000 and $4,750,000, respectively, was outstanding.

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

Research and Development

   The engineering validation test and ATE markets are subject to rapid technological change and new product introductions. Our ability to be competitive in this market will depend in significant part upon our ability to successfully develop and introduce new products, enhancements and related software tools on a timely and cost-effective basis. This will enable customers to integrate such products into their operations as they begin volume manufacturing of the next generation of semiconductors.

   We have pursued a technology acquisition strategy to complement our internal research and development efforts, including:

  . in 1988, we completed the acquisition of Axiom Technology Corporation, which added mixed-signal testing capability;

  . in 1989, we completed the acquisition of ASIX Systems Corporation, which added one of our proprietary CMOS stabilization methods;

  . in 1990, we acquired the STS Division of Tektronix Inc., which added a second proprietary CMOS stabilization method;

  .  in 1993, we acquired various patents from Tektronix;

  . in March 1995, we acquired EPRO, which added non-volatile memory testing capability;

  . in July 1997, we acquired, through our subsidiary Fluence, specified assets and assumed specified liabilities of Test Systems Strategies, Inc., a wholly owned subsidiary of Summit Design, Inc.;

  . in August 1997, we acquired through Test Systems Strategies fault simulation and test program development products of Zycad;

  .  in June 1998, we purchased specified assets from Heuristics Physics Labs
     (HPL) which added memory BIST design and test applications capability;

  . in September 1999, we acquired Opmaxx through Fluence, which added analog design optimization and fault analysis technology and BIST products;

  . in May 2000, we acquired TMT, which added lower-end analog and mixed signal testing capability, particularly in the communications segment;

  . in August 2000, we acquired MI, which added radio frequency test technology;

  . in October 2000, we acquired NMS, which provides test strategies and products including native test environments and targeted design for test techniques;

  . in January 2001, we acquired DCI, which provides interface solutions for the semiconductor test and development market through ATE board designs and test socket systems;

  . in February 2001, we acquired the principal assets of Rabkin, which provides interface solutions and test head positioning devices for the semiconductor test market through patented solutions for high parallel memory testing;

  . in August 2001, we acquired IMS, which designs, manufactures, markets and services high-performance integrated circuit engineering validation test systems. These systems are used to test, at the prototype stage, complex digital, mixed-signal and memory devices; and

  . during fiscal 2001, we merged our wholly-owned subsidiary, Fluence, into IMS.

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

   During 1998, we enhanced our Duo/Quartet product line with new capabilities including high performance audio testing, testing of analog circuitry for wireless communication applications and higher performance digital testing. These features enable single insertion SoC testing capability and resulted in the Quartet product line that was introduced in 1999. We will continue to focus research and development efforts on the Quartet product line to ensure ensuring that our products have the ability to efficiently test state-off-the-art customer devices which combine analog, high speed digital logic, and memory on a single circuit.

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

   Research and development expenses were $86.4 million in fiscal 2001, $77.9 million in fiscal 2000, (excluding $11.8 million charged for acquired in-process research and development or "IPR&D") and $45.3 million in fiscal 1999, (excluding a $0.9 million charge for acquired IPR&D).

Proprietary Rights

   We currently hold 112 United States patents, which expire over time through July 2020. In addition, we currently have 26 foreign patents, which expire over time through January 2014. The two United States patents, acquired from ASIX and Tektronix underlying our proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively.

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

Manufacturing and Suppliers

   Our manufacturing objective is to produce engineering validation test systems and ATE that conforms to our customers' requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom integrated circuits. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configuration specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers and we are in the process of qualifying a second source for some of those components. There can be no assurance that such alternative source will be qualified or available. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See "Risk Factors--There are limitations on our ability to find the supplies and services necessary to run our business."

Competition

   The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from some of our customers. Our competitors in the digital semiconductor testing market include:

  .  Advantest Corporation;

  .  Ando Electric Co. Ltd.;

  .  LTX Corporation;

  .  Schlumberger Ltd.;

  .  Agilent Technologies, Inc.; and

  .  Teradyne, Inc.

In the mixed-signal and analog semiconductor testing market our competitors include:

  .  Teradyne, Inc.

  .  LTX;

  .  Agilent;

  .  Schlumberger;

  .  Advantest;

  .  SZ Systems; and

  .  Eagle Test Systems.

In the non-volatile memory testing market our competitors include:

  .  Teradyne;

  .  Nextest, Inc.;

  .  Agilent; and

  .  Advantest.

In the dynamic random access memory testing market our competitors include:

  .  Mosaid.

In the RF wireless device testing market our competitors include:

  .  Teradyne;

  .  Advantest;

  .  LTX;

  .  Agilent;

  .  Eagle Test Systems;

  .  Roos Instruments; and

  .  Rohde and Schwarz.

IMS's principal competitors in the software design to test market are:

  .  Simutest, Inc.; and

  .  in-house applications developed by companies in the semiconductor industry.

The competitors in the software design for test and BIST market place include:

  .  Mentor Graphics, Inc.; and

  .  LogicVision, Inc.

   In addition to the competitors listed above, we face competition from various start-up companies in our markets. The principal elements of competition in our markets and the basis upon which our customers select engineering validation testers and ATE include throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership. We believe that we compete favorably with respect to these factors. See "Risk Factors--The ATE industry is intensely competitive which can adversely affect our revenue growth."

Employees

   As of October 31, 2001, we had a total of 1,310 permanent employees and 61 temporary or contract employees. Of this total, 289 are engaged in manufacturing, 360 are in research and development, 87 in applications, 382 in sales, marketing and service, and 184 in general administration. There are 69 employees in our IMS Design and Test Software division, primarily engaged in the development, sales and marketing of software products. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

                                 RISK FACTORS

Our operating results have fluctuated significantly which has and may continue to adversely affect our stock price.



                                    [CHART]


                      1999              2000               2001
                   Q1 Q2 Q3 Q4     Q1  Q2  Q3  Q4     Q1    Q2    Q3    Q4
Net Sales          37 51 67 97    136 178 221 222    136  75.6  52.8    37
Net Income (loss)  (7)(4) 5 11     (6) 38  43  45     14 (36.5)(15.6) (59.3)




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

  .  international and domestic sales mix and field service margins; and

  .  facility relocations and closures.

   New and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. Although we have recorded and continue to record accounts receivable allowances, product warranty costs, and deferred revenue, we cannot be certain that our estimates will be adequate.

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

   We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our ValStar 2000 and Kalos series testers as well as certain enhancements to our existing testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under the new revenue recognition policy that is in accordance with Staff Accounting Bulletin 101 ("SAB 101"), we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This will result in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We currently anticipate introducing several new systems in fiscal 2002. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

The ATE market is subject to rapid technological change.

   Our ability to compete in the ATE market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. Therefore, it is necessary for us to enhance the performance and other capabilities of our existing systems and software products and related software tools, or develop new systems and software products and related software tools, to adequately address these requirements. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

  .  product selection;

  .  timely and efficient completion of product design;

  .  implementation of manufacturing and assembly processes;

  .  successful coding and debugging of software;

  .  product performance;

  .  reliability in the field; and

  .  effective sales and marketing.

   Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. In addition, if we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. In addition, weakness in demand may have caused integrated device manufacturers ("IDM") to pull testing back in-house versus using outsource test houses. Because less of our market share is from the IDMs, this trend may reduce the demand for our products. Any decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

We have a limited backlog and obtain most of our net sales from a relatively few number of system sales transactions, which can result in fluctuations of quarterly results.

   Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $200,000 to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In fiscal 2001, we experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

   In the past, some of our customers have placed orders with us for more systems than they ultimately required. We believe that in the future some of our customers may, from time to time, place orders with us for more systems than they will ultimately require, or they will order a more rapid delivery than they will ultimately require. For this reason, our backlog may include customer orders in excess of those that will actually be delivered to them or other customers.

   Furthermore, we generally ship products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period or a delay in receiving customer acceptance from a customer may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many of our testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next. Furthermore, as we and our competitors announce new products and technologies, customers may defer or cancel purchases of our existing systems. We cannot forecast the impact of these and other factors on our sales and operating results.

The semiconductor industry has been cyclical.

   Revenue growth has slowed in the test and assembly sector of the semiconductor equipment industry during what we believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Our belief regarding the downturn is based on weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing weakness in order activity and therefore expect that the January 31, 2002 fiscal quarter's revenue will be flat or declining from the levels we experienced during the fourth quarter of fiscal 2001 and revenues may continue to decline throughout fiscal 2002. We reduced our worldwide workforce during fiscal 2001 by approximately 23%, or about 400 people. We took a charge related to this reduction in force of approximately $2.0 million in our second fiscal quarter, $1.0 million in our third fiscal quarter and another $0.2 million in the fourth fiscal quarter of 2001. Additionally, remaining employees were required to take time off in the second, third and fourth quarters of fiscal 2001, as well as the first quarter of fiscal 2002. Other initiatives, including a domestic pay cut, a four day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, were also implemented. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

   With the dramatic decline in revenue during this downturn, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans.

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

   We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. In addition, sales are expected to be sequentially flat or down in the next fiscal quarter and possibly in the upcoming quarters. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, both the 1997/1998 Asian financial crisis and the current economic downturn have contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE which we sell. This industry slowdown had, and similar slowdowns may in the future have, a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

Over the last several years we have experienced significant fluctuations in our operating results and an increased scale of operations.

   In the fourth fiscal quarter of fiscal 2001, our net sales fell 73% from those recorded in the first quarter of fiscal 2001. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 63%. In fiscal 1999, we generated revenue of $37.7 million in the first quarter and

$97.0 million in the fourth quarter, an increase of 157%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines.

   We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001 we have primarily introduced products that are either evolutions or derivatives of existing products. Under the new revenue recognition policy that is in accordance with SAB 101, we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This will result in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit by us. In fiscal 2002, we currently anticipate introducing new products as well as evolutions and derivatives of current products. In late fiscal 1999 and into 2000, we shipped three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

There are limitations on our ability to find the supplies and services necessary to run our business.

   We obtain certain components, subassemblies and services necessary for the manufacture of our testers from a limited group of suppliers. We do not maintain long-term supply agreements with most of our vendors and we purchase most of our components and subassemblies through individual purchase orders. The manufacture of certain of our components and subassemblies is an extremely complex process. We also rely on outside vendors to manufacture certain components and subassemblies and to provide certain services. We have experienced and continue to experience significant reliability, quality and timeliness problems with several critical components including certain custom integrated circuits. We cannot be certain that these or other problems will not continue to occur in the future with our suppliers or outside subcontractors. Our reliance on a limited group of suppliers and on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies have delayed and could continue to delay shipments of our systems and new products and could continue to have a material adverse effect on our business. Our continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could also have a material adverse effect on our business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and have and could continue to allow competitors to penetrate our customer accounts. We cannot be certain that our internal manufacturing capacity or that of our suppliers and subcontractors will be sufficient to meet customer requirements.

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

   We face substantial competition from ATE manufacturers throughout the world, as well as several of our customers. We do not currently compete in the testing of high-end microprocessors, linear ICs or DRAMs. Moreover, a substantial portion of our net sales is derived from sales of mixed-signal testers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

   Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 13%, 42%, and 30% of our net sales in fiscal years 2001, 2000 and 1999, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

   We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, in-process research and development charges, asset impairment, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the fourth quarter of fiscal 2001, we implemented SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Notes 1 and 13 of the Notes to the Consolidated Financial Statements for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

   International sales accounted for approximately 61%, 74%, and 55% of our total net sales for fiscal 2001, 2000 and 1999, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

   We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 38%, 66%, and 47% of our total net sales in fiscal 2001, 2000 and 1999, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

   Two end-user customers headquartered in Europe accounted for approximately 13% and 11% respectively, of our net sales in fiscal 2001 and one end-user customer headquartered in Taiwan accounted for 17% of our net sales in fiscal 2000.

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

   We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001, we were served with the complaint and since that date discovery has commenced. We may also be obligated to other third parties relating to this allegation. We currently intend to vigorously defend ourselves against this claim and we believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

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

   In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 2000, the price of our common stock has ranged from a closing high of $74.59 to a closing low of $16.13. In fiscal 2001 and through December 2001, the price of our common stock has ranged from a closing high of $29.50 to a closing low of $11.26. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance. We believe that fluctuations of our stock price may be caused by a variety of factors, including:

  .  announcements of developments related to our business;

  .  fluctuations in our financial results;

  . general conditions in the stock market or around the world, terrorism, or developments in the semiconductor and capital equipment industry and the general economy;

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

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

   The recent terrorist attacks in the United States, the U.S. retaliation for these attacks and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted in the first fiscal quarter of 2002 and beyond.

   In addition, any similar future events may disrupt our operations or those of our customers and suppliers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

   Our digital and mixed signal manufacturing facilities, as well as additional administration, marketing, applications, engineering and customer support functions, are located in a 180,000 square foot facility, comprised of two buildings in Hillsboro, Oregon. This property is on approximately twenty-nine acres of land and was purchased during fiscal 2000. In addition, the Company purchased approximately eighteen acres of land less than a mile from the Hillsboro facility. The IMS facilities, which also house our software business, are located in a 90,000 square foot facility in Beaverton, Oregon. The lease on this building expires in February 2004. We maintain various remote sales and service offices in the United States including approximately 27,000 square feet in Austin, Texas and 26,000 square feet in Colorado Springs, Colorado. We also lease various smaller facilities worldwide for our sales offices and an IMS European manufacturing and design center.

Item 3.  Legal Proceedings

   In July 1998, we received a written allegation from inTEST IP Corp., or with its patent licensee inTEST Corporation, inTEST, that we were infringing on a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001 we were served with the complaint and since that date discovery has commenced. In addition to direct costs and diversion of resources which may result, we may be obligated to indemnify third parties for costs related to this allegation. We are involved in other various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Securityholders

   None.

                     EXECUTIVE OFFICERS AND KEY EMPLOYEES

   Our executive officers and key employees and their ages and positions as of December 31, 2001, are as follows:

     Name             Age                           Position
     ----             ---                           --------
Executive Officers
Dr. Graham J. Siddall 55  Chairman of the Board and Chief Executive Officer
David A. Ranhoff..... 46  President and Chief Operating Officer
Keith L. Barnes...... 50  Executive Vice President; President and CEO of IMS
John R. Detwiler..... 41  Senior Vice President, Chief Financial Officer, and Secretary
Fred Hall............ 52  Senior Vice President, Human Resources

Key Employees
George W. DeGeer..... 55  Senior Vice President & GM, Consumer Mixed Signal Division
Bart Freedman........ 44  Senior Vice President, Worldwide Field Operations
Gary Smith........... 55  Vice President & GM, Industrial, Communications and
                            Entertainment Test Division
Paul Sakamoto........ 47  Vice President & GM, Memory Products Division
Debra Moberly........ 47  Vice President, Operations
Glyn Davies.......... 39  Vice President, Corporate Marketing
Byron Milstead....... 45  Vice President and General Counsel
Sheila Franzen....... 31  Vice President, Information Technology
W. Barry Baril....... 50  Corporate Chief Technology Officer

   Dr. Graham J. Siddall has served as the Chairman of the Board and Chief Executive Officer since August 2001 and prior to that was our President, Chief Executive Officer and a Director from July 1999 to August 2001. His current term as a Director ends in 2002. Dr. Siddall joined us from KLA-Tencor where he had been Executive Vice President of the Wafer Inspection Group from May 1997 to May 1999. From December 1995 until May 1997, he served as Executive Vice President and chief operating officer of Tencor Instruments, Inc. Previously Dr. Siddall served as Senior Vice President for the Tencor Wafer Inspection Division from November 1994 to December 1995. He joined Tencor as a vice president in 1988. Prior to joining Tencor, Dr. Siddall served in a number of key roles at GCA Corporation, Hewlett Packard Laboratories and Rank Taylor Hobson.

   David A. Ranhoff has served as President and Chief Operating Officer since August 2001 and prior to that he was our Executive Vice President and Chief Operating Officer since November 1999. Mr. Ranhoff was Executive Vice President, Sales and Marketing from January 1997 to November 1999 and was named to the Office of the President from December 1998 until July 1999. Mr. Ranhoff served as Senior Vice President Sales and Marketing from July 1996 to January 1997, as Senior Vice President, Sales, Marketing and Service from July 1995 to June 1996, as Senior Vice President, Sales and Service from August 1993 to July 1995 and as Vice President, Sales from January 1993 to August 1993. He served as Vice President, European Operations from July 1990 to December 1992. From March 1988 to June 1990, Mr. Ranhoff served as Managing Director of European Operations of the Company and as National Sales Manager from July 1985 to March 1988. Prior to joining the Company, Mr. Ranhoff served for eight years in various sales and management positions for GenRad, Inc.

   Keith L. Barnes has served as the President and Chief Executive Officer of our subsidiary, IMS, and as our Executive Vice President since the acquisition of IMS in August 2001. Prior to that Mr. Barnes was appointed Chairman of the Board of IMS in October 2000 and Chief Executive Officer of IMS in May 1995 and served in these positions until August 2001. Mr. Barnes is a director of Clarity Visual Systems, Inc., a privately held manufacturer of digital visual messaging solutions.

   John R. Detwiler has served as our Senior Vice President, Chief Financial Officer and Secretary since February 2001. Prior to that he was interim Chief Financial Officer and Secretary from December 2000 to February 2001. Prior to that he served as Vice President, Corporate Controller from April 1999 to December 2000. Mr. Detwiler joined us from Silicon Wireless, Ltd., a start-up in the wireless infrastructure products business, where he was the Vice President of Finance from April 1998 to March 1999. From August 1992 to March 1998, Mr. Detwiler was at Madge Networks N.V., a developer and manufacturer of LAN and WAN equipment, where he was the Senior Director of Finance. Prior to Madge, Mr. Detwiler held positions of increasing responsibility in the audit and consulting practices of Price Waterhouse LLP in Denver CO, Saudi Arabia and London.

   Fred Hall has served as Senior Vice President, Human Resources since October 2001. Prior to that he was the Chief Financial Officer, Secretary and Treasurer of IMS from 1998 to October 2001. Mr. Hall was Vice President, Finance and CFO of Naiad Technologies, Inc., a bio-technology start-up company from 1997 until joining IMS in 1998. From October 1994 until 1997, Mr. Hall served as Vice President, CFO, Treasurer and Assistant Secretary for CFI ProServices, Inc., a provider of integrated, PC-based software for financial institutions. From June 1992 until October 1994, Mr. Hall served as Vice President, Finance and CFO, Secretary and Treasurer of Itronix Corporation, a manufacturer of hand held computers.

   George W. DeGeer has served as Senior Vice President & GM, of the Consumer Mixed Signal Division since December 1998. Prior to that Mr. DeGeer was Senior Vice President, Operations from August, 1996 to December 1998, as Senior Vice President, Manufacturing, from January 1995 to August, 1996, as Vice President, Manufacturing from October 1993 to January 1995, as Director of Manufacturing, from July 1992 to October 1993, and as Vista Manufacturing Manager from January 1991 to July 1992. Prior to joining the Company, Mr. DeGeer held various manufacturing management positions at Tektronix for more than twenty years.

   Bart Freedman has served as Senior Vice President, Worldwide Field Operations since August 2001 and prior to that was the Vice President, Worldwide Field Operations from January 2000 to August 2001. From October 1996 to January 2000, he was our Vice President of Asian Operations. From 1994 to 1996, Mr. Freedman served as Vice President of North American Sales for Schlumberger. From 1985 to 1994, Mr. Freedman held a variety of senior level positions at Tektronix, Inc., including U.S. Regional Sales Manager for the Semiconductor Test Systems Division that we bought in December 1990. From 1980 through 1985, Mr. Freedman was a design engineer and applications manager for Teradyne, Inc.

   Gary Smith has served as Vice President & GM, of the Industrial, Communications and Entertainment Test Division since April 2001. Prior to this position, Mr. Smith was the Vice President of the Low Cost Performance Line since December 1998. Prior to that Mr. Smith was Marketing Director for the ValStar and SC Series products from February 1996 to December 1998. Prior to joining Credence, from September 1985 to February 1996 Mr. Smith has held various senior management positions in sales, marketing, and operations at Schlumberger Technologies, Inc.

   Paul Sakamoto has served as Vice President & GM, of the Memory Products Division since November 1998. Prior to this position, Mr. Sakamoto served as the Vice President of the North American Sales organization from February 1997 to November 1998. He was Vice President of the Customer Marketing function and Vice President of Digital Product Marketing between February 1995 and February 1997. Prior to joining Credence, Mr. Sakamoto held various sales and engineering positions including Vice President of Sales at Micro Component Technology, Director of Sales Development at Megatest Corporation and six years of experience at Intel Corporation. Mr. Sakamoto has over 22 years of experience in the semiconductor and semiconductor equipment industry.

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

   Byron Milstead has served as Vice President and General Counsel since November 2000. Prior to that Mr. Milstead was a partner with the Portland Oregon law firm of Ater Wynne LLP. Prior to joining Ater Wynne LLP in 1996, Mr. Milstead was an associate and partner in the Portland Oregon office of Bogle & Gates PLLC. Mr. Milstead has practiced law since 1982.

   Sheila Franzen has served as Vice President, Information Technology since July 2001. Prior to that, Ms. Franzen was our Director of the Enterprise Applications department at Credence. From 1997 through 2000, Ms. Franzen worked for Nike, Inc. and held various management positions, most recently the Global Apparel Manufacturing IT Manager. From 1992 through 1997, Ms. Franzen held positions of increasing responsibility in application development and project management at Hewlett-Packard Company.

   W. Barry Baril has served as the Corporate Chief Technology Officer since August 2001. Prior to that Mr. Baril was the Chief Technology Officer of IMS from 1998 to August 2001. Mr. Baril is a founder of that company and had been the Vice President of Engineering since the company's inception in 1983.

   Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among our executive officers or directors.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol CMOS. The Board of Directors authorized the split of our common stock on a two-for-one basis for shareholders of record on May 1, 2000, the resulting shares from the stock split were distributed on May 17, 2000. This common stock split was effected through a common stock dividend. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split. High and low closing stock prices for the last two fiscal years were:

                                                       2001          2000
                                                   ------------- -------------
 Quarter Ended                                      High   Low    High   Low
 -------------                                     ------ ------ ------ ------
 January 31....................................... $30.88 $15.50 $49.44 $22.22
 April 30.........................................  27.50  17.13  74.59  43.91
 July 31..........................................  26.73  19.24  74.38  42.00
 October 31.......................................  21.95  10.95  59.00  16.13

   There were approximately 231 stockholders of record at December 7, 2001. To date, we have not declared or paid any cash dividends on its common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

   The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations. In August 2001, we acquired Integrated Measurement Systems in a transaction accounted for as a pooling of interests. All disclosures have been restated as of the earliest period presented to reflect the combined operations of the companies (See Notes 2 and 13 of the Consolidated Financial Statements for further discussion).

                                                                            Year Ended October 31,
                                                                -----------------------------------------------
                                                                  2001       2000     1999     1998      1997
                                                                ---------  -------- -------- --------  --------
                                                                   (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
    Net sales.................................................. $ 301,718  $757,351 $253,253 $253,500  $250,942
    Operating income (loss)....................................  (172,942)  225,550    3,361  (47,159)   22,136
    Income (loss) before taxes.................................  (155,587)  241,277    4,456  (45,097)   26,235
    Net income (loss) before extraordinary items...............   (98,682)  152,035    3,126  (29,613)   15,898
    Net income (loss) before cumulative effect of accounting
     change (a)................................................   (98,676)  152,035    4,772  (29,613)   15,898
    Net income (loss)..........................................   (98,676)  120,510    4,772  (29,613)   15,898
    Net income (loss) per basic share.......................... $   (1.65) $   2.18 $   0.10 $  (0.59) $   0.32
    Net income (loss) per diluted share........................ $   (1.65) $   2.00 $   0.10 $  (0.59) $   0.31
Consolidated Balance Sheet Data:
    Working capital............................................ $ 323,946  $426,515 $188,954 $220,014  $296,059
    Total assets...............................................   757,419   983,437  428,799  369,603   423,664
    Long-term debt.............................................        --        --   96,610  115,363   115,152
    Retained earnings..........................................    98,752   197,428   76,919   72,147   112,043
    Stockholders' equity.......................................   680,940   767,875  243,228  203,559   262,344

--------
(a) Effective November 1, 1999, the Company changed its method of accounting for systems revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements.", (SAB
    101). The restatement for SAB 101 has been reflected in the above table for fiscal year 2000 and 2001.

Quarterly 2001

                                                              2001 Quarter Ended
                                                  ------------------------------------------
                                                  January 31, April 30, July 31,  October 31,
                                                  ----------- --------- --------  -----------
                                                   (in thousands, except per share amounts)
                                                                  (unaudited)
Net sales........................................  $136,311   $ 75,639  $ 52,781   $ 36,987
Gross margin.....................................    77,117     (3,459)   23,521    (24,273)
Research and development.........................    22,514     21,104    21,888     20,942
Selling, general and administrative..............    32,559     28,089    22,798     20,727
Amortization of purchased intangible assets......     5,179      6,114     5,987      5,875
Special charges..................................        --      3,343     2,820     25,909
Operating income (loss)..........................    16,865    (62,109)  (29,972)   (97,726)
Income (loss) before taxes.......................    21,437    (56,957)  (25,509)   (94,558)
Net income (loss)................................    13,595    (36,494)  (15,621)   (60,156)
Net income (loss) per basic share................  $   0.23   $  (0.61) $  (0.26)  $  (1.00)
Net income (loss) per diluted share..............  $   0.22   $  (0.61) $  (0.26)  $  (1.00)

Quarterly 2000

                                                              2000 Quarter Ended
                                                  ------------------------------------------
                                                  January 31, April 30, July 31, October 31,
                                                  ----------- --------- -------- -----------
                                                   (in thousands, except per share amounts)
                                                                 (unaudited)
Net sales........................................  $136,253   $178,140  $221,266  $221,692
Gross margin.....................................    80,080    105,821   133,962   135,534
Research and development.........................    16,182     19,327    22,086    20,351
Selling, general and administrative..............    24,823     30,733    35,484    38,700
Amortization of purchased intangible assets......        --         --     3,360     7,007
Acquired in-process research and development.....        --         --     8,282     3,512
Operating income.................................    39,075     55,761    64,750    65,964
Income before taxes..............................    40,043     59,017    71,023    71,194
Net income before cumulative effect of accounting
  change(a)......................................    25,870     38,104    43,047    45,014
Net income (loss)................................    (5,655)    38,104    43,047    45,014
Net income per basic share before accounting
  change.........................................  $   0.51   $   0.69  $   0.76  $   0.77
Net income (loss) per basic share................  $  (0.11)  $   0.69  $   0.76  $   0.77
Net income (loss) per diluted share before
  accounting change..............................  $   0.47   $   0.63  $   0.68  $   0.71
Net income (loss) per diluted share..............  $  (0.11)  $   0.63  $   0.68  $   0.71

--------
(a) Effective November 1, 1999, the Company changed its method of accounting for systems revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements.", (SAB 101).

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

   Revenue has declined in fiscal 2001 in the test and assembly sector of the semiconductor equipment industry during what we believe is a severe cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing decline in orders and therefore expect that the January 31, 2002 fiscal quarter's revenue will be flat or down from those recorded in the fiscal fourth quarter of 2001 and may continue to decline throughout fiscal 2002.

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

Critical Accounting Policies and Estimates

   We historically recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. We changed our revenue recognition policy based on guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In August 2001, we acquired IMS using the pooling-of-interests accounting method (see Note 2 of the Consolidated Financial Statements for further discussion). Because IMS had already adopted SAB 101 in the IMS' fiscal year ended December 31, 2000, we elected to conform our revenue recognition practices to IMS. Accordingly, we elected to adopt SAB 101 effective November 1, 1999, (i.e., fiscal 2000).

   In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $31.5 million (after reduction for income taxes of $17.8 million), or ($0.51) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2000. As a result of the adoption of SAB 101, the increase to net income for fiscal year 2000 was $1.3 million or $0.02 per basic share and $0.02 per diluted share. This amount is comprised of equipment that was shipped to certain customers and previously recorded as revenue, but had not been accepted as of October 31, 1999.

   Under SAB 101, we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance.

   Under the new SAB 101 revenue recognition policy, we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. We currently anticipate introducing several new systems in fiscal 2002. In the past, we experienced significant delays in the introduction of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

   With the dramatic decline in revenue during fiscal 2001, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We recorded a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. At October 31, 2001, approximately 43% and 23% of the inventory balances are for the Quartet mixed signal and Kalos memory product families, respectively.

   During industry downturns, certain of our customers have difficulty with their cash flows. For certain customers, typically those with whom we have long-term relationships, we may grant extended payment terms. We review, with assistance from our sales distribution partners, the ability of our customers to pay the indebtedness they incur with us. Certain of our receivables have due dates in excess of 90 days and we have a history of successfully collecting these extended payment term receivables.We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely for collection. In addition, we record a reserve based on the size and age of all receivable balances against which we have not established a specific reserves. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding customer's credit worthiness known to us.

   Realization of the net deferred tax assets is dependent on our ability to generate approximately $70,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

Results of Operations

   In August 2001, we completed a merger with IMS, issuing approximately 7.2 million shares of common stock in exchange for all of the outstanding common stock of IMS. In addition, outstanding options to purchase IMS common stock were converted into options to purchase approximately 2.1 million shares of Credence common stock. This transaction was accounted for as a pooling of interests and, therefore, all prior period consolidated financial statements presented, and the consolidated financial statements as of October 31, 2001 and for the year then ended, were restated as if the merger took place at the beginning of such periods.

   IMS had a calendar fiscal year and, accordingly, the IMS statement of operations for the years ended December 31, 1999 and 2000 have been combined with the our statement of operations for the fiscal years ended October 31, 1999 and 2000, respectively. In order to conform IMS's year end to our fiscal year end, the consolidated statement of operations for fiscal 2001 includes the results of operations of IMS for two months (May and June 2001) in the consolidated results of operations in each of the quarters ended April 30, 2001 and July 31, 2001. Accordingly, our fiscal first quarter includes the IMS results of operations for the three month period ended March 31, 2001, the second fiscal quarter includes the IMS results of operations for the three month period ended June 30, 2001, the third fiscal quarter includes the IMS results of operations for the three month period ended July 31, 2001, and the fourth fiscal quarter includes the IMS results of operations for the three months period ended October 31, 2001.

   The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

                                                         Fiscal Years Ended
                                                            October 31,
                                                         -----------------
                                                         2001    2000  1999
                                                         ----    ----  ----
       Net sales........................................ 100%    100%  100%
       Cost of goods sold--on net sales.................  48      40    46
       Cost of goods sold--special charges..............  28      --    --
                                                         ---     ---   ---
          Gross margin..................................  24      60    54
                                                         ---     ---   ---
       Operating expenses:
          Research and development......................  29      10    18
          Selling, general and administrative...........  34      17    31
          Amortization of purchased intangible assets...   8       1     1
          In-process research and development...........  --       2    --
          Special charges...............................  10      --     3
                                                         ---     ---   ---
              Total operating expenses..................  81      30    53
                                                         ---     ---   ---
       Operating income (loss).......................... (57)%    30%    1%
                                                         ---     ---   ---
       Cumulative effect of change in accounting
         principle, net of tax..........................  --      (4)%  --
       Net income (loss)................................ (33)%    16%    2%

  2001 vs. 2000

   Net sales. Net sales consist of revenues from the sale of systems, upgrades, spare parts, maintenance contracts and software. Net sales decreased 60.2% to $301.7 million in fiscal 2001 from $757.4 million in fiscal 2000. Our net sales decreased from $136.3 million in the first quarter of fiscal 2000 to $37.0 million in the fourth quarter of fiscal 2001. During fiscal 2001, our net sales have declined due to what we believe is a cyclical downturn in the semiconductor industry that is in sharp contrast to the quarterly increases in fiscal 2000.

   International net sales accounted for approximately 61% and 74% of total net sales in fiscal 2001 and 1999, respectively. Our net sales to the Asia Pacific region accounted for approximately 38% and 66% of total net sales in fiscal 2001 and 2000, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

   Our net sales by product line in fiscal 2001 and 2000 consisted of:

                                                            2001 2000
                                                            ---- ----
          Mixed-Signal.....................................  61%  74%
          Logic............................................   4   11
          Memory...........................................  19    8
          Service and software.............................  16    7
                                                            ---  ---
             Total......................................... 100% 100%
                                                            ===  ===

   The increase in the memory percentage of net sales is attributable principally to sales of the Kalos product line. Revenues from software were not material to our operations in fiscal 2001 and 2000, representing less than 4% of our net sales in each respective period.

   Gross Margin. Our gross margin as a percentage of net sales decreased to 24.2% in fiscal 2001 from 60.1% in fiscal 2000. The decrease in 2001 is principally the result of the $83 million write down of excess inventories recorded during the year. These charges were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in 2001. Excluding the write down of excess inventories, our gross margin as a percentage of sales would have been 51.7% in fiscal 2001. The lower gross margin excluding the effect of the write down is primarily attributed to lower manufacturing absorption resulting from the lower business levels in 2001 as well as lower average selling prices during fiscal 2001.

   Research and Development. Research and development expenses as a percentage of net sales were 28.7% and 10.3%, in fiscal 2001 and fiscal 2000, respectively. R&D expenses increased in absolute dollars to $86.4 million in fiscal 2001 from $77.9 million in fiscal 2000, reflecting higher investments in the development of new products, and enhancements of existing product lines. The higher level of spending in fiscal 2001 reflects the acquisitions of TMT and MI in fiscal 2000 as well as increases in internal R&D project expenses. We currently intend to continue to invest significant resources in the development of new products and enhancements for the foreseeable future and would expect R&D expenses to be higher in absolute dollars in fiscal 2002 than those recorded in fiscal 2001.

   Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses decreased to $104.2 million in fiscal 2001 from $129.7 million in fiscal 2000, a decrease of 20%. The lower spending in 2001 in absolute dollars was primarily due to lower headcount and commission expenses, salary reductions, and periodic Company shutdowns during fiscal 2001. As a percentage of net sales, SG&A expenses were 34.5% in 2001 compared to 17.1% in fiscal 2000, reflecting the decrease in business levels. We expect SG&A expenses for fiscal 2002 to be flat or higher in absolute dollars than those recorded in fiscal 2001.

   Amortization of Purchased Intangible Assets. Amortization of purchased intangible asset expenses increased to $23.2 million in fiscal 2001 from $10.4 million in fiscal 2000, an increase of 123%. In January and February 2001, we purchased DCI and the assets of the Rabkin Group for approximately $13.5 million. These acquisitions have resulted in approximately $0.8 million in quarterly charges for amortization of purchased intangible assets. In May 2000, we purchased TMT for approximately $80.0 million, in August 2000 we purchased MI for approximately $20.5 million and Credence Europa for approximately $8.4 million, and in October 2000 we purchased NMS for approximately $11.3 million. These acquisitions have resulted in approximately $2.8 million, $1.1 million, $0.4 million, and $0.7 million, respectively, in quarterly charges for amortization of purchased intangible assets.

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

   Intangible purchased assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired or the estimated useful lives are still appropriate. In conjunction with an independent consultant we periodically review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

   Special Charges. In the second quarter of fiscal 2001 we recorded a charge of approximately $2.0 million for severance payments and asset disposals associated with headcount reductions we implemented in February 2001. These charges were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in 2001. In the third quarter of fiscal 2001 we recorded a further $1.0 million for severance payments and asset disposals associated with headcount reductions we implemented in May and August 2001. In the fourth quarter of fiscal 2001 we recorded an additional $0.2 million for headcount reductions. We have reduced headcount by more than 400 people during the fiscal year across all functional areas. Severance payments have been distributed during the year and the remaining accruals at October 31, 2001 are not significant.

   In the second and third quarters of fiscal 2001 we recorded charges of approximately $3.2 million related to fees and expenses associated with the acquisition of IMS. An additional $16.9 million was recorded in the fourth quarter for the closing of the IMS transaction and the integration of its operations with Credence and our subsidiary, Fluence. This charge included the write-down of $2.3 million of goodwill and purchased technology intangible assets of Opmaxx. The impairment was recorded based on product decisions for the newly combined operations of Fluence and IMS. The elements of the IMS acquisition charges are as follows (in thousands):

Fees and expenses (investment banking, legal, accounting, D&O insurance, travel, etc.) $ 9,951
Write-down of tangible and intangible assets..........................................   7,501
Lease and liability accruals..........................................................   1,390
Employee termination benefits.........................................................   1,272
                                                                                       -------
                                                                                       $20,114
                                                                                       =======

   In the fourth quarter of fiscal 2001 we recorded a $6.6 million charge for the impairment of the remaining intangible assets associated with the acquisition of NMS in October 2000. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS.

   In the fourth quarter of fiscal 2001 we recorded a $2.3 million charge for the abandonment of the former TMT facility in Sunnyvale, California as these operations were integrated into our Fremont, California facilities. This charge consisted of $1.8 in estimated future rental payments to be paid through February 2005 and $0.5 million for asset and leasehold improvement write-downs.

   Interest Income. We generated interest income of $19.3 million and $19.9 million in fiscal 2001 and 2000, respectively. The slight decline in fiscal 2001 was primarily due to lower average interest rates in fiscal 2001 when compared to fiscal 2000.

   Interest and Other Expenses. Interest and other expenses decreased to $2.0 million from $4.2 million in fiscal 2001 from fiscal 2000, primarily due to lower interest expenses on the convertible subordinated notes that were redeemed in September 2000.

   Income Tax. Our effective tax benefit rate was 37% for fiscal 2001. The effective tax benefit rate was less than the combined federal and state statutory rate primarily due to non-deductible goodwill amortization. The effective tax rate for fiscal 2000 of 37% was lower than the combined federal and state statutory rate due to benefits of our foreign sales subsidiary, partially offset by non-deductible in-process research and development expenses and non-deductible goodwill amortization.

   Realization of the net deferred tax assets is dependent on our ability to generate approximately $70,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances. At October 31, 2001 the net deferred tax assets were $48.6 million.

   Goodwill and Other Intangible Assets. At October 31, 2001 and 2000, the goodwill and other intangible assets represented 11% and 10% of total assets, respectively, and 12% and 13% of stockholders' equity, respectively. These assets principally arose from the acquisition of DCI and asset purchase of Rabkin in fiscal 2001 and the acquisitions of TMT, MI, NMS, and Credence Europa in fiscal 2000. The estimated useful lives of these assets range from three to ten years. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. In the fourth quarter of fiscal 2001 the Company recorded a $6.6 million charge for the impairment of the remaining intangible assets associated with the acquisition of NMS in October 2000. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS. In conjunction with the acquisition of IMS in August 2001, the Company's subsidiary, Fluence was merged with IMS. The integration of Fluence with IMS resulted in the write-down of $2.3 million of the goodwill and purchased technology intangible assets of Opmaxx. This impairment was based on product decisions for the newly combined operations of Fluence and IMS.

  2000 vs. 1999

   Net Sales. Net sales increased 199% to $757.4 million in fiscal 2000 from $253.3 million in fiscal 1999. Our net sales increased from $37.7 million in the first quarter of fiscal 1999, reaching $97.0 million in the fourth fiscal quarter of 1999 and then rose to $221.7 million for the fourth fiscal quarter of 2000. During fiscal 2000, our net sales improved each sequential quarter because of three principal factors:

  .  a significant increase in the worldwide demand for semiconductor ATE;

  . improved business and economic conditions in Asia and particularly in Taiwan; and

  . the increased sales of two major products that were recently launched: the Quartet high-performance mixed signal tester and the Kalos memory tester.

   These factors plus the acquisition of the TMT product lines in May 2000 resulted in our experiencing increasing net sales activity through fiscal 1999 and 2000. The improved worldwide demand for semiconductor ATE has led to customers purchasing for increased capacity and the launch of our new products has led to some customers purchasing products with new features or capabilities.

   International net sales accounted for approximately 74% and 55% of total net sales in fiscal 2000 and 1999, respectively. Our net sales to the Asia Pacific region accounted for approximately 66% and 46% of total net sales in fiscal 2000 and 1999, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

   Our net sales by product line in fiscal 2000 and 1999 consisted of:

                                                            2000 1999
                                                            ---- ----
          Mixed-Signal.....................................  74%  66%
          Logic............................................  11   12
          Memory...........................................   8    6
          Service and software.............................   7   16
                                                            ---  ---
             Total......................................... 100% 100%
                                                            ===  ===

   The increase in the memory percentage of net sales is attributable principally to sales derived from the Kalos product line. The increase in the mixed-signal percentage of net sales is principally derived from the sales of the Quartet product and the acquired TMT product lines. Revenues from software were not material to our operations in fiscal 2000 and 1999, representing less than 5% of net sales in each respective period.

   Gross Margin. Our gross margin as a percentage of net sales increased to 60.1% in fiscal 2000 from 54.0% in fiscal 1999. The increase in 2000 was due primarily to higher average selling prices during the latter half of fiscal 1999 and into fiscal 2000 as well as efficiencies caused by the higher manufacturing volumes in 2000.

   Research and Development. Research and development expenses as a percentage of net sales were 10.3% and 17.9%, in fiscal 2000 and 1999, respectively. R&D expenses increased in absolute dollars to $77.9 million in fiscal 2000 from $45.3 million in fiscal 1999, reflecting higher investments in the development of new products, and enhancements of existing product lines. We experienced higher business activity levels in fiscal 2000 and these resulted in significant internal headcount growth as well as the acquisitions of TMT, MI, NMS, and Credence Europa during fiscal year 2000.

   Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses increased to $129.7 million in fiscal 2000 from $77.8 million in fiscal 1999, an increase of 66.8%. The increase in absolute dollars in fiscal 2000 resulted primarily from much higher business activity levels. These higher activity levels resulted in significant internal headcount growth as well as the acquisitions of TMT, MI, NMS, and Credence Europa during fiscal year 2000. During early fiscal 1999, we undertook a project to replace a majority of our financial, manufacturing, distribution, planning and control systems with the R/3 system from SAP America, Inc. This system became operational in June 1999. In September 1999, we relocated our Oregon operations to a newly constructed facility in Hillsboro, Oregon.

   Amortization of Purchased Intangible Assets. Amortization of purchased intangible asset expenses increased to $10.4 million in fiscal 2000 from $2.0 million in fiscal 1999, an increase of 417%. In May 2000, we purchased TMT for approximately $80.0 million, in August we purchased MI for approximately $20.5 million and Credence Europa for approximately $8.4 million, and in October we purchased NMS for approximately $11.3 million. These acquisitions resulted in approximately $2.8 million, $1.1 million, $0.4 million, and $0.7 million, respectively, in quarterly charges for amortization of purchased intangible assets in fiscal year 2000. In September 1999, we purchased Opmaxx for $8.0 million. This acquisition resulted in quarterly charges for amortization of purchased intangibles of $0.4 million.

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

   Intangible purchased assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired or the estimated useful lives are still appropriate. Periodically, we reviews our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

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

   We worked with an independent consultant to perform an allocation of the purchase price for the TMT, MI, and NMS acquisitions to their respective individual assets using the income approach. Our income approach utilized a discounted future earnings methodology. Our management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. Our review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to us in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated after-tax cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

   The IPR&D acquired from TMT consists of products and projects related to analog and radio frequency test products. These products and projects are aimed at the development of the ASL 2000 product as well as further versions of the RFx product. We estimated that these projects varied in terms of completion from 50% to 85% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from completed to the third quarter of fiscal 2002. The TMT products and projects are integrated into our Industrial, Communications and Entertainment Test Division.

   The IPR&D acquired from MI consists of products and projects related to radio frequency test products. These products and projects are aimed at the development of the Modulated Vector Network Analyzer instrument in various forms. We estimated that these projects varied in terms of completion from 70% to 84% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from completed to late fiscal 2002. The MI products and projects are integrated into our Industrial, Communications and Entertainment Test Division.

   The IPR&D acquired from NMS consists of products and projects related to application specific testing products ("ASTS"). These products and projects are aimed at the development of an ASTS tester. We estimated that these projects were approximately 30% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. In the fourth quarter of fiscal 2001 we recorded a $6.6 million charge for the impairment of the remaining goodwill and intangible assets associated with the acquisition of NMS. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS.

   The IPR&D acquired from Opmaxx consists of products and projects related to analog and mixed-signal self test. These products and projects are aimed at the development of design verification and sensitivity analysis, design fault coverage, test evaluation and optimization. We estimated that approximately 55% of the research and development effort, based on time spent and complexity, had been completed at the date of the acquisition. These projects were completed in fiscal 2000. In the fourth quarter of fiscal 2001 we recorded a write-down of $2.3 million of goodwill and purchased technology intangible assets from Opmaxx. The impairment was recorded based on product decisions for the newly combined operations of Fluence and IMS.

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

   Interest Income. We generated interest and other income of $19.9 million and $7.4 million in fiscal 2000 and 1999, respectively. The increase in fiscal 2000 was due to higher average cash and investment balances in 2000 as compared to 1999. These higher average balances were the result of cash received in our secondary public offering in February 2000 offset by cash outlays for acquisitions in the year and the purchase of our Oregon facility.

   Interest and Other Expenses. Interest and other expenses decreased to $4.2 million in fiscal 2000 from $6.3 million in fiscal 1999, primarily due to lower interest expense on a lower average outstanding balance of our convertible subordinated notes.

   Income Tax. Our effective tax rate was 37% for fiscal 2000, and the effective tax rate for fiscal 1999 was 28%. The effective tax rate for fiscal 2000 was reduced by benefits of the Company's foreign sales subsidiary, partially offset by non-deductible in-process research and development expenses and non-deductible goodwill amortization. The effective tax rate for fiscal 1999 was reduced by research and development credits.

Liquidity and Capital Resources

   In fiscal 2001, net cash used by operating activities was $68.5 million. This use of cash was primarily attributable to the earnings before depreciation and amortization and non-cash special charges of $60.2 million offset by an increase in net operating assets and liabilities of $117.6 million. This increase in net operating assets was made up of declines in accounts receivable offset by increases in inventories and decreases in the current liabilities.

   Net cash used in investing activities during fiscal 2001 was $30.7 million. This cash was primarily used for net purchases of property and equipment of $37.1 million and the acquisition of the intangible assets of Rabkin and DCI of $14.2 million. This was offset by the net sale of $27.7 million in our available-for-sale securities.

   Net cash provided by financing activities in fiscal 2001 of $6.1 million was primarily due to common stock and treasury stock issued in accordance with our employee stock option and stock purchase plans offset by the repurchase of 402,000 shares of common stock at a cost of $7.6 million.

   As of October 31, 2001, our principal sources of liquidity consisted of $302.7 million in cash, cash equivalents, and available-for-sale securities, compared with $419.0 million at October 31, 2000. Additionally, as of October 31, 2001, we have operating leases for facilities and test and other equipment totaling approximately $15.2 million due through 2007. We expect that our existing cash, cash equivalents and available-for-sale investment balances and anticipated cash flow from operations will satisfy our financing requirements in the ordinary course of business for at least the next 12 months.

   We have an agreement with a captive leasing company whereby we issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to us a security interest to secure the obligations of the leasing company as a result of any payments by us pursuant to the guaranty. At October 31, 2001, the maximum allowable debt of the leasing company subject to this guaranty of $8,750,000 was outstanding.

   We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have introduced and plan to continue to introduce, investments in inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories subject us to increased risks, and could continue to materially adversely affect our business, financial condition and results of operations. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. See discussion of "Critical Accounting Policies and Estimates" above.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We are currently evaluating the impact of SFAS 141 and have not yet determined the impact that adopting SFAS 141 will have on our financial statements. On adoption, we will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met.

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121, or SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning November 1,2002 and will reassess the useful lives of our separately recognized intangible assets in the first quarter of fiscal 2003. We will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, we will perform a transitional impairment review related to the carrying value of goodwill as of November 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are currently in the process of determining our reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142.

   In August, 2001, the FASB issued Statements of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We are currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).


                                           Future maturities of investments held at October 31, 2001
                                Balance at --------------------------------------------------------
                                 10/31/00    2001       2002     2003     2004     2005   Thereafter
                                ---------- -------    -------  --------  -------  ------  ----------
Cash and cash equivalents
 Fixed rate....................  $137,401  $44,309         --        --       --      --        --
 Average rate..................      6.35%    2.65%        --        --       --      --        --
Short term investments
 Fixed rate....................  $147,760       --    $96,497        --       --      --        --
 Average rate..................      6.24%      --       6.70%       --       --      --        --
Long term investments
 Fixed rate....................  $129,513       --         --  $120,141  $22,360  $4,169   $13,937
 Average rate..................      6.71%      --         --      5.63%    5.39%   6.28%     5.51%
                                 --------  -------    -------  --------  -------  ------   -------
   Total investment securities.  $414,674  $44,309    $96,497  $120,141  $22,360  $4,169   $13,937
   Average rate................      6.43%    2.65%      6.70%     5.63%    5.39%   6.28%     5.51%
Equity investments.............  $  4,291  $ 1,282         --        --       --      --        --

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

  Foreign Exchange

   We generate a significant portion of our sales from sales to customers located outside the United States, principally in Asia and to a lesser extent Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars and occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency.

   We enter into foreign currency forward contracts (forward contracts) to manage exposure related to certain foreign currency transactions. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income, net. We may, from time to time, adjust our foreign currency hedging positions by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments typically result from changes in the underlying foreign currency exposures. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in earnings in the period of contract termination or offset. We had outstanding forward contracts with notional amounts totaling approximately $2.7 million and $0.9 million at October 31, 2001 and 2000, respectively. These contracts, which mature within 45 days of year-end, are hedges of certain foreign currency transaction exposures in British pound sterling, Euro, Swiss francs, and Japanese yen.

   Our international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 8.  Financial Statements and Supplementary Data

   For the years ended October 31, 2001, 2000 and 1999.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Report of Ernst & Young LLP, Independent Auditors...........................................  47
Report of Arthur Andersen LLP, Independent Auditors.........................................  48
Consolidated Balance Sheets--October 31, 2001 and 2000......................................  49
Consolidated Statements of Operations--Years Ended October 31, 2001, 2000 and 1999..........  50
Consolidated Statements of Stockholders' Equity--Years Ended October 31, 2001, 2000 and 1999  52
Consolidated Statements of Cash Flows--Years Ended October 31, 2001, 2000 and 1999..........  53
Notes to Consolidated Financial Statements..................................................  54

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Credence Systems Corporation

   We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits. We did not audit the financial statements or schedule of Integrated Measurement Systems, Inc., which statements reflect total assets and net income constituting 10% and 2%, respectively, of the related 2000 consolidated financial statement totals, and which statements reflect net income of approximately $5.6 million related to the 1999 consolidated net income. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Integrated Measurement Systems, Inc. is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for revenue recognition, which has been reflected as of November 1, 1999, in accordance with guidance in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                                          /s/  ERNST & YOUNG LLP
San Jose, California
November 21, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Integrated Measurement Systems,
  Inc.:

   We have audited the accompanying consolidated balance sheets of Integrated Measurement Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Measurement Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for systems revenues based on guidance provided in the SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

                                          /s/  ARTHUR ANDERSEN LLP

Portland, Oregon
January 23, 2001

                         CREDENCE SYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                       October 31,
                                                                                   ------------------
                                                                                     2001      2000
                                     ASSETS                                        --------  --------
Current assets:
 Cash and cash equivalents........................................................ $ 44,309  $137,401
 Short-term investments...........................................................   96,497   140,162
 Accounts receivable, net of allowances of $8,235 and $7,604, respectively........   39,831   187,274
 Inventories......................................................................  123,219   113,018
 Deferred income taxes............................................................   39,955    38,006
 Income tax receivable............................................................   41,031     1,247
 Prepaid expenses and other current assets........................................    9,502    13,184
                                                                                   --------  --------
     Total current assets.........................................................  394,344   630,292
Long-term investments.............................................................  161,889   141,402
Property and equipment, net.......................................................  109,528   111,618
Goodwill from acquisitions, net of accumulated amortization of $14,364 and $4,351.   47,124    55,133
Other intangible assets, net of accumulated amortization of $33,054 and $23,280...   34,450    42,161
Other assets......................................................................   10,084     2,831
                                                                                   --------  --------
     Total assets................................................................. $757,419  $983,437
                                                                                   ========  ========

                       LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable................................................................. $ 17,510  $ 55,659
 Accrued expenses and other liabilities...........................................   41,181    80,177
 Deferred profit..................................................................   11,707    44,075
 Income taxes payable.............................................................       --    23,866
                                                                                   --------  --------
     Total current liabilities....................................................   70,398   203,777
Other liabilities.................................................................    5,761    11,462
Minority interest.................................................................      320       323

Commitments and contingencies

Stockholders' equity:
 Preferred stock:
   Authorized shares--1,000 ($0.001 par value); no shares issued..................       --        --
 Common stock:
   Authorized shares--150,000 ($0.001 par value); issued and outstanding shares--
     61,426 in 2001 and 60,806 in 2000............................................       61        61
   Additional paid-in capital.....................................................  605,483   593,691
   Treasury stock, at cost, 1,300 shares in 2001 and 1,176 shares in 2000.........  (23,535)  (18,560)
Accumulated other comprehensive income............................................    4,854     2,097
Deferred compensation.............................................................   (4,675)   (6,842)
Retained earnings.................................................................   98,752   197,428
                                                                                   --------  --------
 Total stockholders' equity.......................................................  680,940   767,875
                                                                                   --------  --------
 Total liabilities and stockholders' equity....................................... $757,419  $983,437
                                                                                   ========  ========

                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                              Year Ended October 31,
                                                                          -----------------------------
                                                                            2001       2000      1999
                                                                          ---------  --------  --------
Net sales:
 Systems and upgrades.................................................... $ 252,711  $708,563  $213,709
 Service, spare parts and software.......................................    49,007    48,788    39,544
                                                                          ---------  --------  --------
   Total net sales.......................................................   301,718   757,351   253,253
Cost of goods sold--on net sales.........................................   145,789   301,954   116,401
Cost of goods sold--special charges......................................    83,023        --        --
                                                                          ---------  --------  --------
Gross margin.............................................................    72,906   455,397   136,852
Operating expenses:
 Research and development................................................    86,448    77,946    45,264
 Selling, general and administrative.....................................   104,173   129,740    77,798
 Amortization of purchased intangible assets.............................    23,155    10,367     2,006
 In-process research and development.....................................        --    11,794       858
 Special charges.........................................................    32,072        --     7,565
                                                                          ---------  --------  --------
   Total operating expenses..............................................   245,848   229,847   133,491
                                                                          ---------  --------  --------
Operating income (loss)..................................................  (172,942)  225,550     3,361
Interest income..........................................................    19,340    19,919     7,397
Interest and other (expenses), net.......................................    (1,985)   (4,192)   (6,302)
                                                                          ---------  --------  --------
Income (loss) before income tax provision (benefit)......................  (155,587)  241,277     4,456
Income tax provision (benefit)...........................................   (56,905)   89,201     1,255
                                                                          ---------  --------  --------
Income (loss) before minority interest...................................   (98,682)  152,076     3,201
Minority interest (benefit)..............................................        (6)       41        75
                                                                          ---------  --------  --------
Net income (loss) before extraordinary item..............................   (98,676)  152,035     3,126
Gain on extinguishment of debt, net of $926 taxes........................        --        --     1,646
                                                                          ---------  --------  --------
Net income (loss) before change in accounting principle.................. $ (98,676) $152,035  $  4,772
Cumulative effect of change in accounting principle, net of $17,792 taxes        --  $(31,525)       --
                                                                          ---------  --------  --------
Net income (loss)........................................................ $ (98,676) $120,510  $  4,772
                                                                          =========  ========  ========

                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION

                   (in thousands, except per share amounts)

                                                                               Year Ended October 31,
                                                                             --------------------------
                                                                              2001     2000      1999
                                                                             -------  -------  --------
Net income (loss) per share
 Basic before extraordinary item and cumulative effect of accounting change. $ (1.65) $  2.75  $   0.06
 Basic extraordinary item...................................................      --       --      0.04
 Basic cumulative effect of accounting change...............................      --    (0.57)       --
                                                                             -------  -------  --------
 Basic...................................................................... $ (1.65) $  2.18  $   0.10
                                                                             =======  =======  ========
 Diluted before extraordinary item and cumulative effect of acounting change $ (1.65) $  2.51  $   0.06
 Diluted extraordinary item.................................................      --       --      0.04
 Diluted cumulative effect of accounting change.............................      --    (0.51)       --
                                                                             -------  -------  --------
 Diluted.................................................................... $ (1.65) $  2.00  $   0.10
                                                                             =======  =======  ========
Number of shares used in computing per share amounts
 Basic......................................................................  59,818   55,300    48,918
                                                                             =======  =======  ========
 Diluted....................................................................  59,818   61,892    50,168
                                                                             =======  =======  ========
Pro forma amounts assuming SAB101 is applied retroactively:
Net loss....................................................................                   $(19,436)
 Basic loss per share.......................................................                   $  (0.40)
 Diluted loss per share.....................................................                   $  (0.40)


                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                 Common Stock  Additional  Treasury Stock                           Accumulated      Total
                                -------------   Paid-in   ----------------  Retained    Deferred   Comprehensive Stockholders'
                                Shares  Amount  Capital   Shares   Amount   Earnings  Compensation Income (loss)    Equity
                                ------  ------ ---------- ------  --------  --------  ------------ ------------- -------------
Balance at October 31, 1998 as
 reported...................... 43,446   $43    $112,037  (2,664) $(19,979) $ 58,157    $     --      $ (241)      $150,017
Adjustment due to pooling of
 interests.....................  6,683     7      39,431      --        --    13,990          --         114         53,542
                                ------   ---    --------  ------  --------  --------    --------      ------       --------
Balance at October 31, 1998.... 50,129   $50    $151,468  (2,664) $(19,979) $ 72,147    $     --      $ (127)      $203,559
                                ------   ---    --------  ------  --------  --------    --------      ------       --------
Issuance of common stock under
 employee equity plans.........  1,735     2      13,483      54       408        --          --          --         13,893
Exchange of treasury shares for
 convertible notes.............     --    --       6,383   1,206     9,049        --          --          --         15,432
Income tax benefit-stock plans.     --    --       6,239      --        --        --          --          --          6,239
Net income.....................     --    --          --      --        --     4,772          --          --          4,772
Unrealized loss on securities,
  net..........................     --    --          --      --        --        --          --        (705)          (705)
Currency translation
  adjustment...................     --    --          --      --        --        --          --          38             38
                                                                                                                   --------
Comprehensive income...........     --    --          --      --        --        --          --          --          4,105
                                ------   ---    --------  ------  --------  --------    --------      ------       --------
Balance at October 31, 1999.... 51,864   $52    $177,573  (1,404) $(10,522) $ 76,919    $     --      $ (794)      $243,228
                                ------   ---    --------  ------  --------  --------    --------      ------       --------
Issuance of common stock
 through public offering.......  5,290     5     288,101      --        --        --          --          --        288,106
Purchase of common stock.......    (35)   --        (555)   (405)  (12,786)       --          --          --        (13,341)
Issuance of common stock under
 employee equity plans.........    895     1      11,334     633     4,748        --          --          --         16,083
Exchange of common shares for
 convertible notes.............  2,792     3      95,417      --        --        --          --          --         95,420
Income tax benefit-stock plans.     --    --      11,101      --        --        --          --          --         11,101
Amortization of deferred
 compensation..................     --    --          --      --        --        --       3,878          --          3,878
Issuance of employee options
 from acquisitions.............     --    --      10,720      --        --        --     (10,720)         --             --
Net income.....................     --    --          --      --        --   120,509          --          --        120,509
Unrealized gain on securities,
  net..........................     --    --          --      --        --        --          --       3,313          3,313
Currency translation
  adjustment...................     --    --          --      --        --        --          --        (422)          (422)
                                                                                                                   --------
Comprehensive income...........     --    --          --      --        --        --          --          --        123,400
                                ------   ---    --------  ------  --------  --------    --------      ------       --------
Balance at October 31, 2000.... 60,806   $61    $593,691  (1,176) $(18,560) $197,428    $ (6,842)     $2,097       $767,875
                                ------   ---    --------  ------  --------  --------    --------      ------       --------
Purchase of common stock.......    (77)   (1)     (1,080)   (325)   (6,485)       --          --          --         (7,566)
Issuance of common stock under
 employee equity plans.........    697     1       9,607     201     1,510        --          --          --         11,118
Income tax benefit-stock plans.     --    --       2,230      --        --        --          --          --          2,230
Amortization of deferred
 compensation..................     --    --          --      --        --        --       3,202          --          3,202
Issuance of options to
 employees at below fair
 market value..................     --    --       1,035      --        --        --      (1,035)         --             --
Net loss.......................     --    --          --      --        --   (98,676)         --          --        (98,676)
Unrealized gain on securities,
  net..........................     --    --          --      --        --        --          --         373            373
Currency translation
  adjustment...................     --    --          --      --        --        --          --       2,384          2,384
                                                                                                                   --------
Comprehensive income (loss)....     --    --          --      --        --        --          --          --        (95,919)
                                ------   ---    --------  ------  --------  --------    --------      ------       --------
Balance at October 31, 2001.... 61,426   $61    $605,483  (1,300) $(23,535) $ 98,752    $ (4,675)     $4,854       $680,940
                                ======   ===    ========  ======  ========  ========    ========      ======       ========

                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                   Year Ended October 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
 Net income (loss)........................................... $ (98,676) $ 120,510  $   4,772
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Cumulative effect of accounting change....................        --     31,525         --
   Depreciation and amortization.............................    59,276     41,744     28,985
   Special non-cash charges..................................    99,588         --      7,565
   Gain from extinguishment of debt..........................        --         --     (2,572)
   Loss (gain) on disposal of property and equipment.........     1,572       (898)       328
   Deferred income taxes.....................................    (8,199)    (8,924)     1,569
   Realized net gain from investments........................    (4,487)        --         --
   Minority interest.........................................        (3)        41         75
   Changes in operating assets and liabilities:
    Restricted cash..........................................        --         --      2,400
    Accounts receivable......................................   147,443   (101,812)   (37,584)
    Inventories..............................................   (95,279)   (65,411)    (6,887)
    Prepaid expenses and other current assets................   (36,102)       424     13,571
    Accounts payable.........................................   (38,149)    31,431     15,041
    Accrued expenses and other liabilities...................   (41,506)    23,944      2,522
    Deferred revenue.........................................   (32,368)    (5,725)       185
    Income taxes payable.....................................   (21,636)    26,690      7,195
                                                              ---------  ---------  ---------
     Net cash provided by (used in) operating activities.....   (68,526)    93,539     37,165

Cash flows from investing activities
 Purchases of available-for-sale securities..................  (269,426)  (314,758)  (103,916)
 Maturities of available-for-sale securities.................    55,971     86,239     26,394
 Sales of available-for-sale securities......................   241,120     56,373     63,390
 Other liabilities...........................................    (7,253)    (3,178)     1,295
 Acquisition of property and equipment.......................   (37,052)   (68,003)   (22,954)
 Acquisition of purchased intangible assets..................   (14,185)   (65,103)    (6,757)
 Proceeds from sale of property and equipment................       163      1,969        414
                                                              ---------  ---------  ---------
     Net cash used in investing activities...................   (30,662)  (306,461)   (42,134)

Cash flows from financing activities
 Issuance of common stock....................................    11,118    304,202     13,646
 Repurchase of common stock..................................    (7,566)   (13,341)        --
 Other.......................................................     2,544       (149)      (836)
                                                              ---------  ---------  ---------
     Net cash provided by financing activities...............     6,096    290,712     12,810
                                                              ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.........   (93,092)    77,790      7,841
Cash and cash equivalents at beginning of the period.........   137,401     59,611     51,770
                                                              ---------  ---------  ---------
Cash and cash equivalents at end of the period............... $  44,309  $ 137,401  $  59,611
                                                              =========  =========  =========
Supplemental disclosures of cash flow information:
 Interest paid............................................... $     863  $   1,785  $   5,654
 Income taxes paid (refunded)................................ $  14,336  $  62,426  $ (20,055)

Noncash investing activities:
 Income tax benefit from stock option exercises.............. $   2,230  $  11,101  $   6,239
 Paid-in capital increase--common stock for convertible
   notes.....................................................        --  $  95,420  $  15,432
 Exchange of convertible notes for common stock, net of
   discount..................................................        --  $  95,420  $  18,004
 Net transfers of inventory to property and equipment........ $   2,055  $   9,190  $   4,842

                            See accompanying notes.

                         CREDENCE SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization and Summary of Significant Accounting Policies

Organization

   Credence Systems Corporation ("Credence" or the "Company") was incorporated under the laws of the State of California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of integrated test solutions throughout the design, validation and production processes for semiconductors. As a result of acquisitions made in fiscal years 1997 through 2001, Credence is also involved in the design, development, sale and service of software enabling design and test engineers to develop and debug production test software prior to fabricating the prototype as well as the development of customer test programs used by automatic test equipment. The Company has subsidiaries in Japan engaged in sales, marketing and service of the Company's products and a subsidiary in Korea engaged in service of the Company's products. Also, the Company has a joint venture with Innotech Corporation in Japan engaged in the customization, development and manufacture of product for sale by both companies. The joint venture is 50.1% owned by the Company and is consolidated in the financial statements. The Company also has European subsidiaries which principally distribute, service, and support Credence products in Europe and the Middle East. The operations of and net investment in foreign subsidiaries are not material.

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

   In August 2001, the Company completed a merger with Integrated Measurement Systems, Inc. ("IMS"). IMS designs, manufactures, markets and services integrated circuit validation systems and virtual test software. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board 16 ("APB 16") and therefore, the consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of IMS (see Note 2 for further discussion).

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting principles and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the effect of the change in its revenue policy resulting from SAB 101 was reported as a cumulative effect adjustment resulting from a change in accounting principle in the first quarter of fiscal 2000. Adoption of SAB101 required the Company to re-state the quarterly results for the seven fiscal quarters ended July 31, 2001. Because IMS had already adopted SAB 101 in the IMS' fiscal year ended December 31, 2000, the Company elected to conform its revenue recognition practices to IMS. Accordingly, the Company elected to adopt SAB 101 effective November 1, 1999, based on guidance provided in SAB 101.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                         CREDENCE SYSTEMS CORPORATION
disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

   Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, depreciation and amortization, product maturity and receivable collectibility for purposes of deferred revenue, warranty costs, restructuring costs, deferred taxes and contingencies.

   During industry downturns, certain of the Company's customers may have difficulty with cash flows. For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. The Company reviews, with assistance from its sales distribution partners, the ability of its customers to pay for the indebtedness they incur with the Company. Certain of the Company's receivable balances have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term receivables. The Company provides an allowance for doubtful accounts for all specific receivables that are judged to be unlikely for collection. In addition, the Company records a reserve based on the size and age of all receivable balances against which the Company has not established specific reserves. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding the customer's creditworthiness known to the Company.

   With the dramatic decline in revenue during fiscal 2001, the Company continues to monitor its inventory levels in light of product development changes and expectations of an eventual market upturn. The Company recorded a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. The Company may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to its current inventory valuations or changes its current product development plans. The Company evaluates its inventory levels and valuations based on estimates and forecasts of the next cyclical industry upturn. These forecasts require it to estimate its ability to sell current and future products in the next industry upturn and compare those estimates with its current inventory levels. If these forecasts or estimates change, or its product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. At October 31, 2001, approximately 43% and 23% of the inventory balances are for the Quartet mixed signal and Kalos memory product families, respectively.

Foreign Currency Translation

   Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period and revenues and costs are translated using average exchange rates for the period. Gains and losses on translation into U.S. dollars of amounts denominated in foreign currencies for those operations where the functional currency is the local currency are not material. Transaction gains and losses are included in net income (loss) in the accompanying Consolidated Statements of Operations.

Revenue Recognition and Change in Accounting Principle

   The Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For

                         CREDENCE SYSTEMS CORPORATION
sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

   Software license revenues including more than one product, including maintenance and support services, are recognized using the residual method described in Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. For customer license arrangements meeting the policy set forth above, fees allocated to the software license will generally be recognized upon delivery and acceptance, while fees allocated to services based upon vendor-specific objective evidence of fair value are recognized ratably as the services are performed.

   Credence's products are generally subject to warranty and such estimated costs are provided for in costs of goods sold when product revenue is recognized. Installation and other services are not essential to the functionality of the products as these services do not alter the products capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. The cost of installation is also provided for in cost of goods sold when the installation revenue is recognized. Net sales consist of product and service sales, less discounts and estimated allowances.

   The Company previously recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. Accordingly, the Company changed its revenue recognition policy based on guidance provided in SAB 101.

   In August 2001, the Company acquired IMS using the pooling-of-interests accounting method (see Note 2 for further discussion). Because IMS had already adopted SAB 101 in the IMS' fiscal year ended December 31, 2000, the Company elected to conform its revenue recognition practices to IMS. Accordingly, the Company elected to adopt SAB 101 effective November 1, 1999, based on guidance provided in SAB 101.

   In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $31.5 million (after reduction for income taxes of $17.8 million), or $0.51 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2000. None of this cumulative amount was still deferred at October 31, 2001. As a result of the adoption of SAB 101, the increase to net income for fiscal year 2000 was $1.3 million or $0.02 per basic share and $0.02 per diluted share. This amount is comprised of equipment that was shipped to certain customers and previously recorded as revenue, but had not been accepted as of October 31, 1999.

   Deferred revenue on the balance sheet includes deferred revenue related to maintenance contracts (and other undelivered services) and deferred profit related to equipment that was shipped to certain customers and previously recorded as revenue with associated cost of goods sold recognized but either the customer specified acceptance criteria has not been met as of the fiscal year end or the product is not classified as mature as of the fiscal year end and has not been accepted by the customer. The pro forma amounts related to the year ended October 31, 1999 presented in the fiscal 1999 statement of operations were calculated assuming the accounting change was retroactive to prior periods.

Derivative Instruments and Hedging Activities

   In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that

                         CREDENCE SYSTEMS CORPORATION
an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

   The Company designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

   The Company's objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in foreign currency prices.

   The Company enters into foreign currency forward contracts (forward contracts) to manage exposure related to certain foreign currency transactions. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income, net. The Company may, from time to time, adjust its foreign currency hedging positions by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments typically result from changes in the underlying foreign currency exposures. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in earnings in the period of contract termination or offset. The Company had outstanding forward contracts with notional amounts totaling approximately $2.7 million and $0.9 million at October 31, 2001 and 2000, respectively. These contracts, which mature within 45 days of year-end, are hedges of certain foreign currency transaction exposures in British pound sterling, Euro, Swiss francs, and Japanese yen. These contracts do not qualify as effective hedges for reporting purposes. The effect on earnings for the fiscal period presented related to the effectiveness of hedging activities was not material. The estimated fair value of the contracts at October 31, 2001 and 2000 was negligible.

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

   At October 31, 2001 and 2000, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition. Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

                         CREDENCE SYSTEMS CORPORATION

   The fair market value of cash equivalents, short-term and long-term debt investments represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

                                                           October 31,
                                                         ----------------
                                                          2001     2000
                                                         ------- --------
       Money market..................................... $31,167 $ 79,547
       Commercial paper.................................   3,313   24,403
       Municipal bonds..................................      --    5,290
       Corporate bonds..................................      --    5,000
                                                         ------- --------
          Cash equivalents..............................  34,480  114,240
       Cash.............................................   9,829   23,161
                                                         ------- --------
       Cash and cash equivalents........................ $44,309 $137,401
                                                         ======= ========

   The short-term investments mature in less than one year. All long-term investments have maturities of one to five years. At October 31, 2001 and 2000, these investments are classified as available-for-sale and are categorized as follows (in thousands):

                                                           October 31,
                                                        -----------------
                                                          2001     2000
                                                        -------- --------
      Commercial paper and medium term notes........... $ 14,997 $ 15,097
      Treasury notes and obligations of U.S. Government
        agencies.......................................   43,819   45,442
      Asset backed securities..........................   23,423   35,071
      Equity securities................................    1,282    4,291
      Corporate bonds..................................  138,613  169,932
      Municipal bonds..................................   36,252   11,731
                                                        -------- --------
      Short and long term investments.................. $258,386 $281,564
                                                        ======== ========

   The estimated fair value of cash, cash equivalents, short and long-term investments classified by the maturity date listed on the security is as follows (in thousands):

                                                           October 31,
                                                        -----------------
                                                          2001     2000
                                                        -------- --------
      Due within one year.............................. $140,806 $277,563
      Due within two years.............................  102,472   88,040
      Due within three years...........................   38,810   37,719
      Due after three years............................   20,607   15,643
                                                        -------- --------
      Cash, cash equivalents, short and long term
        investments.................................... $302,695 $418,965
                                                        ======== ========

                         CREDENCE SYSTEMS CORPORATION

Inventories

   Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Shipping and handling expenses for purchased inventory items are expensed to cost of goods sold. Inventories consist of the following (in thousands):

                                                           October 31,
                                                        -----------------
                                                          2001     2000
                                                        -------- --------
      Raw materials.................................... $ 65,553 $ 45,919
      Work-in-process..................................   21,905   47,280
      Finished goods...................................   35,761   19,819
                                                        -------- --------
                                                        $123,219 $113,018
                                                        ======== ========

Property and Equipment and Other Assets

   Machinery and equipment, software, furniture and fixtures and spare parts are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives of three to five years. Personal computer equipment is depreciated over two years. Leasehold improvements are depreciated using the straight-line method over the shorter of five years or the applicable lease term. Buildings are depreciated using the straight-line method over the assets' estimated useful lives of thirty years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Property and equipment consist of the following (in thousands):

                                                           October 31,
                                                        -----------------
                                                          2001     2000
                                                        -------- --------
      Land............................................. $ 14,439 $  9,923
      Buildings........................................   21,500   21,500
      Machinery and equipment..........................   99,529   98,716
      Software.........................................   22,280   27,530
      Leasehold improvements...........................   17,714   14,985
      Furniture and fixtures...........................   10,593    8,966
      Spare parts......................................   33,574   31,096
                                                        -------- --------
                                                         219,629  212,716
      Less accumulated depreciation and amortization...  110,101  101,098
                                                        -------- --------
      Net property and equipment....................... $109,528 $111,618
                                                        ======== ========

   Other intangible assets, excluding goodwill, consist of the following (in thousands):

                                                           October 31,
                                                         ---------------
                                                          2001    2000
                                                         ------- -------
       Purchased technology............................. $52,730 $54,559
       Other intangible assets..........................  14,774  10,882
                                                         ------- -------
                                                          67,504  65,441
       Less accumulated amortization and provisions.....  33,054  23,280
                                                         ------- -------
       Other intangible assets, net..................... $34,450 $42,161
                                                         ======= =======

                         CREDENCE SYSTEMS CORPORATION

   Goodwill and intangible assets are amortized using the straight-line method over the assets' estimated useful lives of three to ten years. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No significant impairment charges were recorded in fiscal years 1999 and 2000.

   In the fourth fiscal quarter of 2001 the Company recorded an impairment charge of approximately $6.6 million for the write-down of the remaining goodwill and intangible assets related to the acquisition of NMS. In conjunction with the acquisition of IMS in August 2001, Fluence was merged with IMS. The integration of Fluence with IMS resulted in the write-down of $2.3 million of the goodwill and purchased technology intangible assets of Opmaxx. See Note 3 for further discussion.

Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consist of the following (in thousands):

                                                                October 31,
                                                              ---------------
                                                               2001    2000
                                                              ------- -------
  Accrued payroll and related liabilities.................... $ 9,916  20,109
  Accrued warranty...........................................   6,391  14,852
  Accrued distributor commissions............................   2,513   2,723
  Holdback payments on acquisitions..........................   1,000  14,200
  Deferred revenue...........................................   8,160   8,195
  Other accrued liabilities..................................  13,201  20,098
                                                              ------- -------
                                                              $41,181 $80,177
                                                              ======= =======

                         CREDENCE SYSTEMS CORPORATION

Net Income (Loss) Per Share

   Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company's convertible subordinated notes are dilutive-potential common shares and, accordingly, are included in the fiscal 2000 calculation of net income per diluted share. For the fiscal 1999 calculation, the convertible subordinated notes are not dilutive-potential common shares and, accordingly, are excluded from the calculation of net income (loss) per diluted share. The following table sets forth the computation of basic and diluted net income (loss) per share for the fiscal years ended October 31, (in thousands, except per share amounts):

                                                              2001      2000    1999
                                                            --------  -------- -------
Numerator:
   Income (loss) available to common stockholders.......... $(98,676) $120,510 $ 4,772
   Plus income impact of assumed conversions:
       Interest on convertible notes.......................       --     3,200      --
                                                            --------  -------- -------
   Adjusted income (loss) available to common stockholders. $(98,676) $123,710   4,772
                                                            ========  ======== =======
Denominator:
   Weighted-average shares outstanding.....................   59,818    55,300  48,918
   Plus incremental shares from assumed conversions:
       Employee stock options..............................       --     4,141   1,250
       Convertible notes...................................       --     2,450      --
                                                            --------  -------- -------
   Adjusted weighted-average shares outstanding............   59,818    61,892  50,168
                                                            ========  ======== =======
Basic net income (loss) per share.......................... $  (1.65) $   2.18 $  0.10
Diluted net income (loss) per share........................ $  (1.65) $   2.00 $  0.10

   During fiscal 2001, the Company excluded options to purchase 2,185,119 shares of common stock from the diluted income per share computation because the effect is anti-dilutive in the year.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company is currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, the Company will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met.

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

                         CREDENCE SYSTEMS CORPORATION

For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning November 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of November 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142.

   In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company is currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

Note 2--Acquisitions

   In August 2001, the Company completed a merger with IMS, issuing approximately 7.2 million shares of common stock in exchange for all of the outstanding common stock of IMS. In addition, outstanding options to purchase IMS common stock were converted into options to purchase approximately 2.1 million shares of Credence common stock. This transaction was accounted for as a pooling of interests and, therefore, all prior period consolidated financial statements presented, and the consolidated financial statements as of October 31, 2001 and for the year then ended, were restated as if the merger took place at the beginning of such periods.

   IMS had a calendar fiscal year and, accordingly, the IMS statement of operations for the years ended December 31, 1999 and 2000 have been combined with the Credence statement of operations for the fiscal years

                         CREDENCE SYSTEMS CORPORATION
ended October 31, 1999 and 2000, respectively. In order to conform IMS's year end to Credence's fiscal year end, the consolidated statement of operations for fiscal 2001 includes the results of operations of IMS for two months (May and June 2001) included in the consolidated results of operations in each of the quarters ended April 30, 2001 and July 31, 2001. Accordingly, Credence's fiscal first quarter includes the IMS results of operations for the three month period ended March 31, 2001, the second fiscal quarter includes the IMS results of operations for the three month period ended June 30, 2001, the third fiscal quarter includes the IMS results of operations for the three month period ended July 31, 2001, and the fourth fiscal quarter includes the IMS results of operations for the three months period ended October 31, 2001. See Note 13 for further discussion and separate results of operations for the eight fiscal quarters ended October 31, 2001.

   Separate results of operations for the years ended October 31, 2001, 2000 and 1999 are as follows (in thousands):

                                     2001                 2000                    1999
                              ------------------  -------------------- --------------------------
                              Net sales Net loss  Net sales Net income Net sales Net income (loss)
                              --------- --------  --------- ---------- --------- -----------------
Credence..................... $250,182  $(88,210) $682,138   $117,509  $197,183       $ (809)
IMS..........................   51,536   (10,466)   75,213      3,000    56,070        5,581
                              --------  --------  --------   --------  --------       ------
Combined..................... $301,718  $(98,676) $757,351   $120,509  $253,253       $4,772
                              ========  ========  ========   ========  ========       ======

   In January 2001 and February 2001, Credence acquired Dimensions Consulting, Inc. ("DCI"), and the principal assets of Rich Rabkin & Associates, Inc. ("Rabkin"), respectively. DCI specializes in providing interface solutions for the semiconductor test and development market through ATE board design and test socket systems. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. DCI and Rabkin were integrated into the Memory Products Division to offer test solutions, which we believe increase manufacturing efficiencies and provide faster time to market for our customers. These transactions were accounted for as purchases and accordingly, the accompanying financial statements include the results of operations of DCI and Rabkin subsequent to the acquisition date. The total purchase price of $13.5 million consisted of $13.3 million paid in cash at the closing and the cancellation of $0.2 million in existing receivables. Credence also created a $1.5 million deferred tax liability through the accounting for the acquisition. Additionally, the Company agreed to make payments to the employees of DCI and Rabkin based on the attainment of performance criteria for their business and the business of the Memory Products Division for a period of two years following the acquisition. These payments have been recorded as compensation expense as they have been incurred. The net tangible assets purchased were approximately $0.8 million.

   The total purchase cost of the DCI and Rabkin acquisitions were as follows (in thousands):

      Cash paid.................................................. $13,286
      Deferred tax liability.....................................   1,491
      Cancelled receivable.......................................     214
                                                                  -------
         Total purchase cost..................................... $14,991
                                                                  =======

                         CREDENCE SYSTEMS CORPORATION

   The purchase price allocation is as follows (in thousands):

                                                               Annual    Useful
                                                    Amount  Amortization Lives
                                                    ------- ------------ ------
 Purchase Price Allocation:
    Tangible net assets............................ $   806    $   --      --
    Intangible assets acquired:
        Assembled workforce........................     545       182       3
        Developed technology.......................   2,236       559       4
        Customer lists.............................   3,347       669       5
        Goodwill...................................   8,057     1,612       5
                                                    -------    ------
           Total purchase price allocation......... $14,991    $3,022
                                                    =======    ======

   A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets. The intangible assets, consisting primarily of developed technology, assembled workforce, customer lists and goodwill, were assigned a value of $14.2 million and are being amortized over their estimated useful lives, ranging from three to five years.

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

   The total purchase cost of TMT is as follows (in thousands):

      Cash paid.................................................. $69,981
      Deferred tax liability.....................................  13,217
      Assumption of TMT options..................................   9,995
                                                                  -------
         Total purchase cost..................................... $93,193
                                                                  =======

   The purchase price allocation is as follows (in thousands):

                                                              Annual    Useful
                                                   Amount  Amortization Lives
                                                   ------- ------------ ------
 Purchase Price Allocation:
 Tangible net assets.............................. $10,167        --       --
 Deferred compensation............................   8,362   $ 3,041     2.75
 Intangible assets acquired:
    Developed technology..........................  23,498     2,350       10
    Assembled workforce...........................   1,439       480        3
    Customer relationships........................   6,052     1,513        4
    Trade name....................................   2,053       411        5
    In-process research and development...........   8,282        --       --
    Goodwill......................................  33,340     3,334       10
                                                   -------   -------
        Total purchase price allocation........... $93,193   $11,129
                                                   =======   =======

                         CREDENCE SYSTEMS CORPORATION

   A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $8.3 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from TMT consists of products and projects related to analog and radio frequency test products. These products and projects are aimed at the development of the ASL 2000 product as well as further versions of the RFx product. The Company estimated that these projects varied in terms of completion from 50% to 85% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from currently completed to the third quarter of fiscal 2002. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $66.4 million and are being amortized over their estimated useful lives, ranging from three to ten years. The TMT products and projects are integrated into our Industrial, Communications and Entertainment Test Division.

   The deferred compensation amount represents the intrinsic value of the unvested stock options assumed in the transaction. The useful life is the weighted average remaining future vesting period of the unvested options.

   In August 2000, Credence acquired Modulation Instruments, Inc. ("MI"), a company involved in the design and manufacture of radio frequency testing products. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of MI subsequent to the acquisition date. The total purchase price of $20.5 million was cash. Additionally, Credence created a $1.9 million deferred tax liability through the accounting for the acquisition. The net tangible assets purchased were approximately $1.9 million.

   The total purchase cost of MI is as follows (in thousands):

      Cash paid.................................................. $20,497
      Deferred tax liability.....................................   1,903
                                                                  -------
         Total purchase cost..................................... $22,400
                                                                  =======

   The purchase price allocation is as follows (in thousands):

                                                                       Annual    Useful
                                                            Amount  Amortization Lives
                                                            ------- ------------ ------
Purchase Price Allocation:
   Tangible net assets..................................... $ 1,891        --      --
   Intangible assets acquired:.............................
       Developed technology................................   3,419       855       4
       Assembled workforce.................................     477       159       3
       In-process research and development.................   3,313        --      --
       Patents.............................................     862       172       5
       Goodwill............................................  12,438     3,106       4
                                                            -------    ------
          Total purchase price allocation.................. $22,400    $4,292
                                                            =======    ======

                         CREDENCE SYSTEMS CORPORATION

   A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in approximately $3.3 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from MI consists of products and projects related to radio frequency tests products. These products and projects are aimed at the development of the Modulated Vector Network Analyzer instrument in various forms. The Company estimated that these projects varied in terms of completion from 70% to 84% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from completed to late fiscal 2002. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $17.2 million and are being amortized over their estimated useful lives, ranging from three to five years. The MI products and projects are integrated into our Industrial, Communications and Entertainment Test Division.

   In August 2000, Credence acquired its European distribution companies. Credence Europa ("Europa") was purchased from its management team for $8.4 million in cash. Europa distributes, services and supports the Company's products in Europe and the Middle East. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Europa subsequent to the acquisition date. The net tangible assets purchased were approximately $3.1 million. The intangible assets, consisting primarily of customer relationships, assembled workforce, and goodwill, were assigned a value of $5.3 million and are being amortized over their estimated useful lives, ranging from three to four years.

   In October 2000, Credence acquired New Millennia Solutions, Inc. ("NMS"), a company involved in the design and manufacture of native test environment Rambus RDRAM memory and module test products and application specific test products. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of NMS subsequent to the acquisition date. The total purchase price of $11.3 million consisted of $7.3 million paid in cash at the closing and the cancellation of $4.0 million in existing equity investments in NMS. Credence also created a $1.9 million deferred tax liability through the accounting for the acquisition. Additionally, the Company agreed to make payments to the employees of NMS based on the attainment of performance criteria for this division for a period of three years following the acquisition. No payments were accrued in fiscal 2000 or 2001. The net tangible assets purchased were approximately $2.2 million.

   The total purchase cost of the NMS merger is as follows (in thousands):

      Cash paid.................................................. $11,265
      Deferred tax liability.....................................   1,881
                                                                  -------
         Total purchase cost..................................... $13,146
                                                                  =======

                         CREDENCE SYSTEMS CORPORATION

   The purchase price allocation is as follows (in thousands):

                                                              Annual    Useful
                                                   Amount  Amortization Lives
                                                   ------- ------------ ------
 Purchase Price Allocation:.......................
    Tangible net assets........................... $ 2,215        --      --
    Intangible assets acquired:...................
        Developed technology......................   4,064     1,016       4
        Assembled workforce.......................     313        78       4
        In-process research and development.......     200        --      --
        Patents...................................     324        65       5
        Goodwill..................................   6,030     1,508       4
                                                   -------    ------
           Total purchase price allocation........ $13,146    $2,667
                                                   =======    ======

   A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $0.2 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from NMS consists of products and projects related to application specific testing products ("ASTS"). These products and projects are aimed at the development of an ASTS tester. The Company estimated that these projects were approximately 30% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion date of these projects was the second fiscal quarter of 2001. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $10.7 million and are being amortized over their estimated useful lives, ranging from four to five years.

   In the fourth fiscal quarter of 2001 the Company recorded an impairment charge of approximately $6.6 million for the write-down of the remaining NMS intangible assets. See Note 3 for further discussion.

   In September 1999, the Company purchased Opmaxx, Inc., a company involved in the development of products related to analog and mixed signal self test, for $8.0 million in cash and the assumption of liabilities and the assumption of employee stock options of approximately $0.6 million. Additionally, the Company agreed to make payments to the common shareholders of Opmaxx in an amount equal to 10% of the net receipts from sales of the Opmaxx products from September 1999 through December 31, 2003. These payments, if any, will be an adjustment to the acquired goodwill and be amortized over a five year period. In connection with this acquisition, the Company recognized $0.9 million of IPR&D. The remaining $7.7 million has been capitalized, of which $7.5 million is for purchased technology and other intangible assets which is being amortized ratably over their estimated useful lives, ranging from two to five years. Opmaxx was integrated with the Company's subsidiary, Fluence Technology, Inc.

   The IPR&D acquired from Opmaxx consists of products and projects related to analog and mixed signal self test. These products and projects are aimed at the development of design verification and sensitivity analysis,

                         CREDENCE SYSTEMS CORPORATION
design fault coverage, test evaluation and optimization. The Company estimated that approximately 55% of the research and development effort, based on time spent and complexity, had been completed at the date of the acquisition. The first versions of these products were released in late fiscal 2000.

   In conjunction with the acquisition of IMS in August 2001, Fluence was merged with IMS. The integration of Fluence with IMS resulted in the write-down of $2.3 million of the goodwill and purchased technology intangible assets of Opmaxx. This impairment was based on product decisions for the newly combined operations of Fluence and IMS.

Note 3--Special Charges

   In the second quarter of fiscal 2001 the Company recorded a charge of $45.0 million for the write-down of excess inventory as well as a charge of approximately $2.0 million for severance payments and asset disposals associated with headcount reductions the Company implemented in February 2001. These charges were recorded as a result of the Company's response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in 2001. In the third quarter of fiscal 2001 the Company recorded a further $1.0 million for severance payments and asset disposals associated with headcount reductions the Company implemented in May and August 2001. In the fourth quarter of fiscal 2001 the Company recorded a further $0.2 million for headcount reductions and a further $38.0 million for the write-down of excess inventory. The Company has reduced headcount by more than 400 people during the fiscal year across all functional areas. Severance payments have been distributed during the year and the remaining accruals at October 31, 2001 are not significant.

   In the second and third quarters of fiscal 2001 the Company recorded charges of approximately $3.2 million related to fees and expenses associated with the acquisition of IMS. A further $16.9 million was recorded in the fourth quarter for the closing of the IMS transaction and the integration of their operations with Credence and Credence's subsidiary, Fluence. The elements of the IMS acquisition charges are as follows (in thousands):

      Fees and expenses (investment bankers, legal, accounting,
        D&O insurance, travel, etc.)............................. $ 9,951
      Write-down of tangible and intangible assets...............   7,501
      Lease and liability accruals...............................   1,390
      Employee termination benefits..............................   1,272
                                                                  -------
                                                                  $20,114
                                                                  =======

   In the fourth quarter of fiscal 2001 the Company recorded a $6.6 million charge for the impairment of the remaining unamortized intangible assets associated with the acquisition of NMS in October 2000. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS. This write-down applies to the ATE portion of the Company's business.

   In the fourth quarter of fiscal 2001 the Company recorded a $2.3 million charge for the abandonment of the former TMT facility in Sunnyvale, California as these operations were integrated into our Fremont, California facilities. This charge consisted of $1.8 in estimated future rental payments to be paid through February 2005 and $0.5 million for asset and leasehold improvement disposals.

   In the second quarter of fiscal 1999, the Company recorded special charges totaling $6.2 million, of which $0.3 million was for employee severance and $5.9 million was for abandoned facilities. These charges were recorded as a result of the Company's response to a major downturn in the business outlook for the ATE and

                         CREDENCE SYSTEMS CORPORATION
related semiconductor and semiconductor equipment industries at that time as well as the decision to relocate the Company's Oregon operations from a facility in Beaverton to a newly constructed facility in Hillsboro, Oregon.

   In the fourth quarter of fiscal 1999, the Company recorded special charges totaling $1.3 million. This charge included expenses related to the Opmaxx acquisition of $0.6 million as well as the $0.7 million write-down of certain intangible assets from another acquisition in the integration of Opmaxx with the Company's subsidiary Fluence Technology, Inc.

Note 4--Industry Segments and Concentration of Risks

Credit Risk, Product Line and Segment/Geographic Data

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments and trade receivables. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the balance sheet. See
Note 1 for a description of these investment assets at October 31, 2001 and 2000.

   The Company and its subsidiaries operate in two industry segments: the design, development, manufacture, sale and service of ATE used in the production of semiconductors; and, as a result of acquisitions made in fiscal years 1997 through 1999, the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from software were not material to the Company's operations in fiscal years 2001, 2000 and 1999, representing less than 5% of revenue.

   The Company's net sales by product line consisted of:

                                                            Year ended October 31,
                                                            ---------------------
                                                             2001      2000  1999
                                                            ----      ----   ----
Mixed Signal...............................................  61%       74%    66%
Logic......................................................   4        11     12
Memory.....................................................  19         8      6
Service and software.......................................  16         7     16
                                                            ---       ---    ---
   Total net sales......................................... 100%      100%   100%
                                                            ===       ===    ===

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

   Export sales, which are denominated in U.S. dollars and represent substantially all of the Company's international sales, represent sales to the Company's customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

                                                            Year ended October 31,
                                                            ---------------------
                                                             2001      2000  1999
                                                            ----      ----   ----
Domestic...................................................  39%       26%    45%
Asia Pacific...............................................  38        66     46
Europe.....................................................  23         8      9
                                                            ---       ---    ---
   Total net sales......................................... 100%      100%   100%
                                                            ===       ===    ===

                         CREDENCE SYSTEMS CORPORATION

   One customer, Spirox Corporation (a distributor in Taiwan), accounted for 13%, 42% and 30% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. Two end-user customers headquartered in Europe accounted for 13% and 11% of the Company's net sales respectively, in fiscal 2001. One end-user customer headquartered in Taiwan accounted for 17% of the Company's net sales in fiscal 2000. This concentration subjects a significant portion of the Company's receivables and future revenues to the risks associated with doing business in foreign countries, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could have a material impact on the Company's business, financial condition or results of operations.

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

   In addition, the Company relies on several suppliers and manufacturing subcontractors to provide many of the key components and subassemblies used in the Company's products. Some of these items are available from only one supplier or a limited group of suppliers. Any disruption in the delivery of these items could materially adversely affect the Company's business, financial condition and results of operations. (See also Note 1--Use of Estimates).

Note 5--Lease Obligations and Other Commitments

   The Company leases its facilities and equipment under operating leases that expire periodically through 2007.

   The approximate future minimum lease payments under operating leases for facilities and equipment at October 31, 2001 are as follows (in thousands):

                                                                   Lease
                                                                  Payments
                                                                  --------
      2002....................................................... $ 4,954
      2003.......................................................   5,128
      2004.......................................................   3,517
      2005.......................................................   1,461
      2006.......................................................     163
      Thereafter.................................................       0
                                                                  -------
                                                                  $15,223
                                                                  =======

   Rent expense was approximately $6,610,000, $6,258,000 and $3,119,000 for the years ended October 31, 2001, 2000, and 1999, respectively.

                         CREDENCE SYSTEMS CORPORATION

   The Company has an agreement with a captive leasing company whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to the Company a security interest to secure the obligations of the leasing company as a result of any payments by the Company pursuant to the guaranty. At October 31, 2001 and 2000, the maximum allowable debt of the leasing company subject to this guaranty, $8,750,000 and $4,750,000, respectively, was outstanding.

Note 6--Convertible Subordinated Notes

   In September 1997, the Company sold $115 million of 51/4% convertible subordinated notes (the "Notes") due September 2002 through a private placement. The Notes were unsecured obligations of the Company and were subordinated to all present and future senior indebtedness of the Company. The Notes were convertible into common stock of the Company at an initial conversion price of $34.58 per share.

   In fiscal 1999, the Company recorded pre-tax extraordinary gains of $2.6 million for the retirement of $18.0 million of its Notes net of $0.4 million related to issuance expenses and discount on the notes in exchange for 1,206,000 shares of the Company's common stock held in treasury.

   In September 2000 the remaining Notes were called for redemption by the Company. Of the $95 million principal amount of Notes outstanding, approximately $60,000 of the Notes were redeemed for cash while the remaining Notes were converted by the holders into 2,792,421 shares of Common Stock.

Note 7--Stockholders' Equity Stock Split

   The Board of Directors authorized the split of the Company's common stock on a two-for-one basis for shareholders of record on May 1, 2000. The resulting shares from the stock split were distributed on May 17, 2000. This common stock split was affected through a common stock dividend. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

Follow-On Public Offering

   In February 2000, Credence completed a follow-on public offering of its common stock. All 5,290,000 shares covered by Credence's Registration Statement, including shares covered by an over-allotment option that was exercised, were sold by Credence at a price of $57.50 per share, less an underwriting discount of $2.875 per share. The net proceeds to the Company were approximately $288.1 million after deducting the issuance expense of approximately $0.9 million.

Treasury Stock and Common Stock Repurchases

   During fiscal 2001, the Company repurchased 402,000 shares of its common stock at a cost of $7.6 million. Of the 402,000 shares, 325,000 were put into treasury stock. In addition, the Company issued approximately 201,000 shares that were held in treasury to employees as part of the equity compensation plans.

   During fiscal 2000, the Company repurchased 440,000 shares of its common stock at a cost of $13.3 million. Of the 440,000 shares, 405,000 shares were put into treasury stock. In addition, the Company issued approximately 633,000 shares that were held in treasury to employees as part of the equity compensation plans.

   In fiscal 1999, the Company issued approximately 54,000 shares that were held in treasury to employees as part of the equity compensation plans.

Deferred Compensation

   The Company recorded $1.0 million of deferred compensation and additional paid-in capital upon the issuance of certain stock options to IMS employees before shareholder approval was obtained for the authorization of these shares. This amount will be amortized using the straight-line method over an expected life of four years.

                         CREDENCE SYSTEMS CORPORATION

   The Company recorded $8.3 million of deferred compensation and additional paid-in capital upon the assumption of the outstanding TMT options in May 2000. The deferred compensation is being amortized using the straight-line method over an expected life of 2.75 years.

Stock Option Plans and Stock Purchase Plan

   The Company grants options to employees and members of the Board of Directors under the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan is divided into two separate components: (i) the Discretionary Option Grant Program and (ii) the Automatic Option Grant Program. Options granted under the Discretionary Option Grant Program will have an exercise price equal to 100% of the fair market value of such shares on the date of grant, and a maximum term of ten years, and are exercisable over a vesting period, generally four to five years. Under the Automatic Option Grant Program, options are granted automatically at periodic intervals to non-employee members of the Board at an exercise price equal to 100% of the fair market value of the option shares on the date of grant and a maximum term of ten years, and are exercisable over a vesting period, generally four years.

   In August 2001, the Company completed a merger with IMS, issuing approximately 7.2 million shares of common stock in exchange for all of the outstanding common stock of IMS. In addition, outstanding options to purchase IMS common stock were converted into options to purchase approximately 2.1 million shares of Credence common stock.

   On August 9, 2000, the Board of Directors authorized the Company's Supplemental Stock Option Plan and authorized 500,000 shares for issuance. This additional reserve of shares shall supplement the Company's 1993 Stock Option Plan and is for issuance to individuals employed by the Company who are neither officers of the Company nor members of the Board. On November 27, 2000 the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan. In addition, on November 27, 2001, the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan.

   On March 22, 2000, the stockholders approved an amendment to the Company's 1993 Plan that implemented an automatic share increase feature pursuant to which the number of shares available for issuance under the 1993 Plan will automatically increase on the first trading day of each fiscal year (the "First Trading Day"), beginning with the 1999 fiscal year and continuing through the fiscal year 2003, by an amount equal to three and a half percent (3.5%) of the total number of shares outstanding on the last trading day of the immediately preceding fiscal year, but no such annual increase is to exceed 3,000,000 shares.

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

                         CREDENCE SYSTEMS CORPORATION

   A summary of the activity under all plans, excluding the Fluence Plan, as defined below (in thousands, except per share amounts) is as follows:

                                          Options                             Weighted
                                         Available    Number of               Average
                                         for Grant     Options    Price Per   Exercise
                                        (Authorized) Outstanding    Share      Price
                                        ------------ ----------- ------------ --------
Balance at October 31, 1998............     2,053       5,962    $0.22-$26.67  $ 9.60
Increase in authorized shares..........     2,816          --              --      --
Options granted........................    (6,478)      6,478    $7.82-$21.78  $14.40
Options canceled.......................     2,963      (2,963)   $0.22-$26.67  $11.60
Options exercised......................        --      (1,479)   $0.22-$15.00  $ 7.40
                                           ------      ------    ------------  ------
Balance at October 31, 1999............     1,354       7,998    $0.27-$21.78  $13.14
Increase in authorized shares..........     2,547          --              --      --
Options granted........................    (3,924)      3,924    $4.98-$67.99  $31.85
Options canceled.......................       315        (315)   $1.07-$67.99  $17.58
Options exercised......................        --      (1,393)   $0.27-$22.22  $ 9.61
Options expired........................        (3)         --              --      --
                                           ------      ------    ------------  ------
Balance at October 31, 2000............       289      10,214    $0.27-$67.99  $20.32
Increase in authorized shares..........     2,337          --              --      --
Options granted........................    (4,282)      4,282    $8.61-$24.39  $17.14
Options canceled.......................     2,071      (2,071)   $0.27-$67.99  $22.51
Options exercised......................        --        (697)   $0.27-$22.22  $10.99
Options expired........................       (21)         --              --      --
                                           ------      ------    ------------  ------
Balance at October 31, 2001............       394      11,728    $1.07-$67.99  $19.16
                                           ======      ======    ============  ======

   The Company has reserved for issuance approximately 12,122,000 shares of common stock in connection with the stock option plans.

   The following table summarizes information about options outstanding and exercisable at October 31, 2001, excluding the Fluence Plan (in thousands except per share amounts):

     Options Outstanding                                   Options Exercisable
------------------------------                           ------------------------
                                   Weighted
                                   Average      Weighted     Options     Weighted
                   Options        Remaining     Average     Currently    Average
   Range of     Outstanding at Contractual Life Exercise Exercisable net Exercise
Exercise Prices Oct. 31, 2001      (years)       Price    Oct. 31, 2001   Price
--------------- -------------- ---------------- -------- --------------- --------
$ 1.07-$16.19      5,257,246         7.87        $11.55     2,385,821     $10.15
$16.50-$21.25      4,311,638         8.56        $19.30     1,413,513     $19.77
$ 21.74-$67.99     2,159,148         8.75        $37.43       563,094     $39.67
--------------    ----------         ----        ------     ---------     ------
$ 1.07-$67.99     11,728,032         8.29        $19.16     4,362,428     $17.08
==============    ==========         ====        ======     =========     ======

   These options will expire, if not exercised, at specific dates from July 2003 to October 2011.

   In 1997, the Company's subsidiary, Fluence, adopted a 1997 Stock Option Plan (the "Fluence Plan") under which incentive stock options to purchase Fluence common stock could be granted to employees, non-employee members of the Board or the non-employee members of the Board of Directors of any parent or subsidiary, and consultants and other independent advisors who provide services to Fluence (or any parent or subsidiary). Under the Fluence Plan, options to purchase Fluence common stock could be granted at prices no less than 85% of their fair value on the date of grant.

                         CREDENCE SYSTEMS CORPORATION

   As of November 1, 2001 outstanding options to purchase Fluence stock were converted into options to purchase approximately 36,000 shares of Credence common stock. This conversion occurred as part of the merger of Fluence with IMS.

   In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which provides eligible employees with the opportunity to acquire shares of the Company's common stock. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. Approximately 201,342, 107,718 and 250,166 shares were issued pursuant to the plan in 2001, 2000 and 1999, respectively. At October 31, 2001, approximately 529,900 shares were reserved for issuance under the plan.

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

                                                        2001  2000  1999
                                                        ----  ----  ----
      Expected life (years)............................ 6.39  6.48  3.06
      Expected stock price volatility.................. 0.78  0.77  0.72
      Risk-free interest rate.......................... 4.77% 5.06% 5.97%

   The grant date weighted-average fair value of options granted during the year was $12.35, $26.22 and $7.31 for 2001, 2000 and 1999, respectively.

   The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for issuances made in 2001, 2000 and 1999:

                                                        2001  2000  1999
                                                        ----  ----  ----
      Expected life (years)............................ 0.50  0.50  0.50
      Expected stock price volatility.................. 0.85  0.89  0.76
      Risk-free interest rate.......................... 1.75% 5.47% 5.65%

   The weighted-average fair value of purchase rights granted during the year was $7.93, $13.87 and $3.42 for 2001, 2000 and 1999, respectively.

                         CREDENCE SYSTEMS CORPORATION

   For pro forma purposes, the estimated fair value of the Company's stock-based awards to its employees is amortized over the option's vesting period and the Employee Stock Purchase Plan's six-month purchase period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                      2001       2000    1999
                                                    ---------  -------- ------
  Net income (loss) as reported.................... $ (98,676) $120,510 $4,772
  Pro forma net income (loss)...................... $(129,254) $ 98,308 $  195
  Basic net income (loss) per share as reported.... $   (1.65) $   2.18 $ 0.10
  Pro forma basic net income (loss) per share...... $   (2.17) $   1.78 $ 0.00
  Diluted net income (loss) per share as reported.. $   (1.65) $   2.00 $ 0.10
  Pro forma diluted net income (loss) per share.... $   (2.17) $   1.59 $ 0.00

   Because fair value pro forma disclosure is applicable only to options granted subsequent to October 31, 1995, the pro forma effect is only fully reflected in fiscal 2000 and 2001.

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

Note 8--Employee Benefit Plans

   The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company's contributions to this plan have been $1,000,000, $1,467,000, and $350,000 in fiscal year's ended October 31, 2001,
2000, and 1999, respectively.

   The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive-based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made contributions of $824,000, $6,085,000 and $1,971,000 in fiscal 2001, 2000 and 1999, respectively.

   In July 1996 and July 2000, the Company implemented Executive Deferred Compensation Plans for the purpose of providing eligible employees with a program for deferred compensation earned during employment. The plans are funded deferred compensation arrangements for the benefit of certain highly compensated employees of the Company. Under the terms of the plans, eligible employees of the Company may make voluntary contributions to the plans as a percentage of compensation, but not in excess of limitations stated in the plans. These contributions are invested in a variety of investment funds for the intended use of paying plan benefits when participating employees become eligible to receive such benefits under the terms of the plans. The Company does not currently match employee contributions and does not intend to do so in the near future.

                         CREDENCE SYSTEMS CORPORATION

Note 9--Income Taxes

   The tax provision (benefit) consists of the following (in thousands):

                                                      Year Ended October 31,
                                                    -------------------------
                                                      2001     2000     1999
                                                    --------  -------  ------
  Federal:
     Current....................................... $(48,976) $84,119  $1,457
     Deferred......................................   (3,383)  (5,122)   (388)
                                                    --------  -------  ------
                                                     (52,359)  78,997   1,069
  State:
     Current.......................................       --   10,565    (145)
     Deferred......................................   (5,160)    (751)    119
                                                    --------  -------  ------
                                                      (5,160)   9,814     (26)
  Foreign:
     Current.......................................      614      390     212
                                                    --------  -------  ------
                                                    $(56,905) $89,201  $1,255
                                                    ========  =======  ======

   Pre-tax income from foreign operations was approximately $1,665,000 in 2001, $878,000 in 2000, and $997,000 in 1999.

   Reconciliation between the Company's effective tax rate (37% in 2001, 37% in 2000 and 28% in 1999) and the U.S. statutory rate of 35% is as follows (in thousands):

                                                      Year Ended October 31,
                                                    -------------------------
                                                      2001     2000     1999
                                                    --------  -------  ------
 Tax computed at statutory rate.................... $(54,455) $84,448  $1,560
 State income tax (net of federal benefit).........   (6,709)   6,426     (44)
 Foreign sales corporation benefit.................        0   (6,352)      0
 Non-deductible in-process research and development        0    4,128     301
 Non-deductible goodwill amortization..............    5,223    1,523       0
 Research and development credits..................   (1,230)    (802)   (481)
 Other items.......................................      266     (170)    (81)
                                                    --------  -------  ------
                                                    $(56,905) $89,201  $1,255
                                                    ========  =======  ======

   At October 31, 2001, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $7,100,000 and $194,000, respectively, which expire in 2004 through 2021. Utilization of the net operating loss carryforwards at October 31, 2001 is limited to approximately $1,434,000 annually under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of the research tax credit carryforwards is similarly limited.

                         CREDENCE SYSTEMS CORPORATION

   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                October 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Deferred tax assets:
Accounting for inventories................................. $ 23,540  $ 13,254
Allowance for doubtful accounts............................    3,269     3,025
Accruals not currently deductible..........................   11,614    10,204
Net operating loss carryforwards...........................    6,389     2,879
Book over tax depreciation.................................    2,160     5,392
Deferred revenue/profit/commissions........................    3,700    13,537
                                                            --------  --------
   Total deferred tax assets...............................   50,672    48,291
Valuation allowance for deferred tax assets................   (2,044)   (2,308)
                                                            --------  --------
                                                              48,628    45,983
Deferred tax liability:
Intangibles................................................  (12,204)  (17,949)
                                                            --------  --------
   Net deferred tax assets................................. $ 36,424  $ 28,034
                                                            ========  ========

   There was a net decrease of $264,000 in the valuation allowance in 2001, a net decrease of $586,000 in 2000, and a net decrease of $2,066,000 in 1999.

   Realization of the net deferred tax assets is dependent on our ability to generate approximately $70,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

Note 10--Contingencies

   In July 1998, the Company received a written allegation from inTEST IP Corp., with its patent licensee inTEST Corporation, inTEST, that Credence was infringing on a patent held by inTEST. The Company has since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001 the Company was served with the complaint. In addition to direct costs and diversion of resources which may result, the Company may be obligated to indemnify third parties for costs related to this allegation. The Company is involved in other various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on its business, financial condition or results of operations.

                         CREDENCE SYSTEMS CORPORATION

Note 11--Accumulated Other Comprehensive Income

   Accumulated other comprehensive income and changes thereto consist of:

                                                      Year Ended October 31,
                                                      ---------------------
                                                       2001    2000   1999
                                                      ------  ------  -----
    Beginning balance income (loss), net of tax...... $2,097  $ (794) $(127)
    Unrealized gain (loss) on available-for-sale
      securities, net of tax.........................    373   3,313   (705)
    Currency translation adjustment, net of tax......  2,384    (422)    38
                                                      ------  ------  -----
    Ending balance income (loss), net tax of $1,102,
      $1,644, and $0, respectively................... $4,854  $2,097  $(794)
                                                      ======  ======  =====

Note 12--Related Party Transactions

   Bernard V. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. and Dr. William G. Howard, a director of the Company, is a director of Xilinx. For the years ended October 31, 2001, 2000, and 1999, the Company sold approximately $536,000, $3,116,000, and $4,551,000, respectively, of products and services to Xilinx. The amounts receivable from Xilinx were approximately $356,000 and $1,489,000 at October 31, 2000 and 1999, respectively (none at October 31, 2001).

   David Ranhoff, President and the Chief Operating Officer of the Company, joined the board of directors of Micro-ASI, Inc in December 2000 and resigned in June 2001. For the years ended October 31, 2001 and 2000, the Company sold approximately $72,000 and $1,751,000, respectively, of products and services to Micro-ASI (none in fiscal 1999). The amounts receivable from Micro-ASI was approximately $1,751,000 at October 31, 2000 (none at October 31, 2001 and
1999).

   Thomas Franz, a director of the Company, is a Corporate Vice President of Intel Corporation. For the years ended October 31, 2001, 2000 and 1999, the Company sold approximately $18,314,000, $39,066,000 and $27,727,000, of products and services to Intel. The amounts receivable from Intel were approximately $9,464,000, $1,573,000, and $3,745,000 at October 31, 2001, 2000
and 1999, respectively.

   Michael Bosworth, a director of the Company, is the Executive Vice President of the Systems Solutions Business of Cadence Design Systems. Additionally, in certain foreign markets, Cadence employees act as sales agents for the Company. The Company reimburses Cadence for related costs incurred on the Company's behalf, plus an administrative fee. Cadence provides facilities for certain domestic Company sales personnel. Charges for utilization of these facilities have been reflected in the accompanying Consolidated Statements of Operations as Selling, General and Administrative expense. For the years ended October 31, 2001, 2000 and 1999, the costs of the above services provided by Cadence totaled $999,000, $535,000 and $657,000, respectively. For the year ended October 31, 2001, the Company sold approximately $359,000 of products and services to Cadence (none at October 31, 2000 and 1999). The amounts receivable from Cadence were not significant.

                         CREDENCE SYSTEMS CORPORATION

Note 13--Selected Quarterly Financial Data (Unaudited)

   The following information provides the effect on the eight fiscal quarters ended October 31, 2001 from the restatement for the provisions of SAB 101 and the pooling of interests with IMS in thousands, except per share amounts (See
Note 2 for further discussion). Each share of IMS common stock outstanding was converted into 0.90 shares of Credence common stock:

Q1 FY 2001

                                                                 Effect of
                                                          As     Change in              IMS
                                                      Previously Accounting Adjusted Previously    As
                                                       Reported  Principle  Credence  Reported  Restated
                                                      ---------- ---------- -------- ---------- --------
Net revenues.........................................  $123,177   $(5,388)  $117,789  $18,522   $136,311
Gross margin.........................................    70,617    (5,073)    65,544   11,573     77,117
Income (loss) before provision for income taxes and
  cumulative effect of accounting change.............    23,438    (4,849)    18,589    2,848     21,437
Net income (loss)....................................  $ 14,736   $(3,021)  $ 11,715  $ 1,880   $ 13,595
   Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.28   $ (0.06)  $   0.22  $  0.24   $   0.23
       Net income (loss).............................  $   0.28   $ (0.06)  $   0.22  $  0.24   $   0.23
   Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.27   $ (0.06)  $   0.22  $  0.22   $   0.22
       Net income (loss).............................  $   0.27   $ (0.06)  $   0.22  $  0.22   $   0.22

Q2 FY 2001

                                                                 Effect of
                                                          As     Change in               IMS
                                                      Previously Accounting Adjusted  Previously    As
                                                       Reported  Principle  Credence   Reported  Restated
                                                      ---------- ---------- --------  ---------- --------
Net revenues.........................................  $ 43,293   $19,881   $ 63,174   $12,465   $ 75,639
Gross margin.........................................   (24,161)   13,492    (10,669)    7,210     (3,459)
Income (loss) before provision for income taxes and
  cumulative effect of accounting change.............   (68,263)   12,665    (55,598)   (1,359)   (56,957)
Net income (loss)....................................  $(43,712)  $ 8,115   $(35,597)  $  (897)  $(36,494)
   Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $  (0.83)  $  0.15   $  (0.68)  $ (0.11)  $  (0.61)
       Net income (loss).............................  $  (0.83)  $  0.15   $  (0.68)  $ (0.11)     (0.61)
   Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $  (0.83)  $  0.15   $  (0.68)  $ (0.11)  $  (0.61)
       Net income (loss).............................  $  (0.83)  $  0.15   $  (0.68)  $ (0.11)  $  (0.61)

                         CREDENCE SYSTEMS CORPORATION

Q3 FY 2001

                                                              Effect of
                                                       As     Change in               IMS
                                                   Previously Accounting Adjusted  Previously    As
                                                    Reported  Principle  Credence   Reported  Restated
                                                   ---------- ---------- --------  ---------- --------
                                                          in thousands, except per share amounts
Net revenues......................................  $ 18,762   $24,630   $ 43,392   $ 9,388   $ 52,781
Gross margin......................................     4,103    14,353     18,456     5,064     23,521
Income (loss) before provision for income taxes
  and cumulative effect of accounting change......   (36,934)   13,396    (23,538)   (1,971)   (25,509)
Net income (loss).................................  $(22,439)  $ 8,115   $(14,324)  $(1,296)  $(15,621)
   Basic earnings per share:
       Income (loss) before cumulative effect
         of accounting change.....................  $  (0.43)  $  0.15   $  (0.27)  $ (0.16)  $  (0.26)
       Net income (loss)..........................  $  (0.43)  $  0.15   $  (0.27)  $ (0.16)  $  (0.26)
   Diluted earnings per share:
       Income (loss) before cumulative effect
         of accounting change.....................  $  (0.43)  $  0.15   $  (0.27)  $ (0.16)  $  (0.26)
       Net income (loss)..........................  $  (0.43)  $  0.15   $  (0.27)  $ (0.16)  $  (0.26)

Q4 FY 2001

                                                              Effect of
                                                       As     Change in               IMS
                                                   Previously Accounting Adjusted  Previously    As
                                                    Reported  Principle  Credence   Reported  Restated
                                                   ---------- ---------- --------  ---------- --------
                                                          in thousands, except per share amounts
Net revenues......................................  $ 16,033   $ 9,793   $ 25,827   $ 11,161  $ 36,987
Gross margin......................................   (36,531)    5,334    (31,198)     6,924   (24,273)
Income (loss) before provision for income taxes
  and cumulative effect of accounting change......   (89,406)    4,970    (84,436)   (10,123)  (94,558)
Net income (loss).................................  $(53,141)  $ 3,137   $(50,004)  $(10,153) $(60,156)
   Basic earnings per share:
       Income (loss) before cumulative effect
         of accounting change.....................  $  (1.00)  $  0.06   $  (0.94)  $  (1.41) $  (1.00)
       Net income (loss)..........................  $  (1.00)  $  0.06   $  (0.94)  $  (1.41) $  (1.00)
   Diluted earnings per share:
       Income (loss) before cumulative effect
         of accounting change.....................  $  (1.00)  $  0.06   $  (0.94)  $  (1.41) $  (1.00)
       Net income (loss)..........................  $  (1.00)  $  0.06   $  (0.94)  $  (1.41) $  (1.00)

                         CREDENCE SYSTEMS CORPORATION

Q1 FY 2000

                                                                 Effect of
                                                          As     Change in               IMS
                                                      Previously Accounting Adjusted  Previously    As
                                                       Reported  Principle  Credence   Reported  Restated
                                                      ---------- ---------- --------  ---------- --------
                                                             in thousands, except per share amounts
Net revenues.........................................  $101,768   $ 18,742  $120,510   $15,743   $136,253
Gross margin.........................................    58,745     11,667    70,412     9,668     80,080
Income (loss) before provision for income taxes and
  cumulative effect of accounting change.............    26,147     10,887    37,034     3,009     40,043
Income (loss) before cumulative effect of accounting
  change.............................................    16,862      7,022    23,884     1,986     25,870
Cumulative effect of accounting change...............        --    (24,208)  (24,208)   (7,317)   (31,525)
Net income (loss)....................................  $ 16,862   $(17,186) $   (324)  $(5,331)  $ (5,655)
   Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.38   $   0.16  $   0.54   $  0.26   $   0.51
       Net income (loss).............................  $   0.38   $  (0.39) $  (0.01)  $ (0.69)  $  (0.11)
   Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.35   $   0.15  $   0.50   $  0.23   $   0.47
       Net income (loss).............................  $   0.35   $  (0.39) $  (0.01)  $ (0.69)  $  (0.11)

Q2 FY 2000

                                                                 Effect of
                                                          As     Change in              IMS
                                                      Previously Accounting Adjusted Previously    As
                                                       Reported  Principle  Credence  Reported  Restated
                                                      ---------- ---------- -------- ---------- --------
                                                            in thousands, except per share amounts
Net revenues.........................................  $153,754   $  3,525  $157,279  $20,861   $178,140
Gross margin.........................................    90,958      1,773    92,731   13,090    105,821
Income (loss) before provision for income taxes and
  cumulative effect of accounting change.............    51,996      1,626    53,622    5,395     59,017
Income (loss) before cumulative effect of accounting
  change.............................................    33,494      1,049    34,543    3,561     38,104
Cumulative effect of accounting change...............        --         --        --       --         --
Net income (loss)....................................  $ 33,494   $  1,049  $ 34,543  $ 3,561   $ 38,104
   Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.70   $   0.02  $   0.72  $  0.45   $   0.69
       Net income (loss).............................  $   0.70   $   0.02  $   0.72  $  0.45   $   0.69
   Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.63   $   0.02  $   0.65  $  0.42   $   0.63
       Net income (loss).............................  $   0.63   $   0.02  $   0.65  $  0.42   $   0.63

                         CREDENCE SYSTEMS CORPORATION

Q3 FY 2000

                                                                 Effect of
                                                          As     Change in              IMS
                                                      Previously Accounting Adjusted Previously    As
                                                       Reported  Principle  Credence  Reported  Restated
                                                      ---------- ---------- -------- ---------- --------
                                                            in thousands, except per share amounts
Net revenues.........................................  $204,000   $(3,347)  $200,653  $20,613   $221,266
Gross margin.........................................   123,235    (2,128)   121,107   12,855    133,962
Income (loss) before provision for income taxes and
  cumulative effect of accounting change.............    68,092    (1,988)    66,104    4,919     71,023
Income (loss) before cumulative effect of accounting
  change.............................................    40,997    (1,197)    39,800    3,247     43,047
Cumulative effect of accounting change...............        --        --         --       --         --
Net income (loss)....................................  $ 40,997   $(1,197)  $ 39,800  $ 3,247   $ 43,047
   Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.82   $ (0.02)  $   0.80  $  0.41   $   0.76
       Net income (loss).............................  $   0.82   $ (0.02)  $   0.80  $  0.41   $   0.76
   Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.74   $ (0.02)  $   0.72  $  0.38   $   0.68
       Net income (loss).............................  $   0.74   $ (0.02)  $   0.72  $  0.38   $   0.68

Q4 FY 2000

                                                                 Effect of
                                                          As     Change in              IMS
                                                      Previously Accounting Adjusted Previously    As
                                                       Reported  Principle  Credence  Reported  Restated
                                                      ---------- ---------- -------- ---------- --------
                                                            in thousands, except per share amounts
Net revenues.........................................  $220,216   $(16,520) $203,696  $17,996   $221,692
Gross margin.........................................   134,173     (9,458)  124,715   10,819    135,534
Income (loss) before provision for income taxes and
  cumulative effect of accounting change.............    77,656     (8,771)   68,885    2,309     71,194
Income (loss) before cumulative effect of accounting
  change.............................................    49,029     (5,539)   43,490    1,524     45,014
Cumulative effect of accounting change...............        --         --        --       --         --
Net income (loss)....................................  $ 49,029   $ (5,539) $ 43,490  $ 1,524   $ 45,014
   Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.96   $  (0.11) $   0.85  $  0.19   $   0.77
       Net income (loss).............................  $   0.96   $  (0.11) $   0.85  $  0.19   $   0.77
   Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting change...........................  $   0.88   $  (0.11) $   0.78  $  0.18   $   0.71
       Net income (loss).............................  $   0.88   $  (0.11) $   0.78  $  0.18   $   0.71

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10.  Directors and Officers of the Registrant.

   The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report.

Item 11.  Executive Compensation.

   The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

   (a) The following documents are filed as part of the Annual Report on Form 10-K:

      1. Financial Statements. The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

                                                                                             Page
                                                                                             ----
Report of Ernst & Young LLP, Independent Auditors...........................................  47
Report of Arthur Andersen LLP, Independent Public Accountants...............................  48
Consolidated Balance Sheets--October 31, 2001 and 2000......................................  49
Consolidated Statements of Operations--Years Ended October 31, 2001, 2000 and 1999..........  50
Consolidated Statements of Stockholders' Equity--Years Ended October 31, 2001, 2000 and 1999  52
Consolidated Statements of Cash Flows--Years Ended October 31, 2001, 2000 and 1999..........  53
Notes to Consolidated Financial Statements..................................................  54

      2. Financial Statement Schedule. The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2001, 2000 and 1999, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

                                                             Page
                                                             ----
              Schedule II--Valuation and Qualifying Accounts  87

       Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

      3. Exhibits.  See Exhibit Index on page 88.

   (b) Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K. The Company filed a Current Report on Form 8-K on August 3, 2001 announcing its acquisition of Integrated Measurement Systems, Inc., effective August 1, 2001.

   (c) See Exhibit Index on page 88.

   (d) The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2001, 2000 and 1999, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

                                                             Page
                                                             ----
              Schedule II--Valuation and Qualifying Accounts  87

       Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2002.

                                          CREDENCE SYSTEMS CORPORATION
                                          (Registrant)

                                                 /s/  GRAHAM J. SIDDALL
                                          By:
                                            -----------------------------------
                                                     Graham J. Siddall
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

                                                 /s/   JOHN R. DETWILER
                                            -----------------------------------
                                                      John R. Detwiler
                                                Senior Vice President, Chief
                                              Financial Officer and Secretary
                                                  (Principal Financial and
                                                    Accounting Officer)

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

          Signature                       Title                   Date
          ---------                       -----                   ----

   /s/  GRAHAM J. SIDDALL     Chairman of the Board of      January 28, 2002
-----------------------------   Directors and Chief
      Graham J. Siddall         Executive Officer

    /s/  JOHN R. DETWILER     Senior Vice President, Chief  January 28, 2002
-----------------------------   Financial Officer
      John R. Detwiler

 /s/  WILLIAM G. HOWARD, JR.  Director                      January 28, 2002
-----------------------------
   William G. Howard, Jr.

    /s/  HENK J. EVENHUIS     Director                      January 28, 2002
-----------------------------
      Henk J. Evenhuis

     /s/  JOS C. HENKENS      Director                      January 28, 2002
-----------------------------
       Jos C. Henkens

          Signature                       Title                   Date
          ---------                       -----                   ----

/s/  BERNARD V. VONDERSCHMITT Director                      January 28, 2002
-----------------------------
  Bernard V. Vonderschmitt

    /s/  JON D. TOMPKINS      Director                      January 28, 2002
-----------------------------
       Jon D. Tompkins

  /s/  MICHAEL F. BOSWORTH    Director                      January 28, 2002
-----------------------------
     Michael F. Bosworth

    /s/  THOMAS R. FRANZ      Director                      January 28, 2002
-----------------------------
       Thomas R. Franz

                                                                    Schedule II

                         CREDENCE SYSTEMS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                    Balance at                        Balance at
                                    Beginning                           End of
                                     of Year   Additions   Write-offs    Year
                                    ---------- ---------   ---------- ----------
Year ended October 31, 2001
   Allowance for doubtful accounts.   $7,604    $1,182       $  551     $8,235
Year ended October 31, 2000
   Allowance for doubtful account..   $3,473    $4,647       $  516     $7,604
Year ended October 31, 1999
   Allowance for doubtful accounts.   $5,822    $ (695)(a)   $1,654     $3,473

--------
(a) During fiscal 1999 the Company reclassified $1,050 from the allowance for doubtful accounts to the other costs incurred related to the fiscal 1998 special charges. This $1,050 was offset by $355 in additional expenses recorded during the year.

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

2.12(23) Agreement and Plan of Merger dated as of February 16, 1999, between Fluence Technology, Inc., a
           Delaware corporation and wholly-owned subsidiary of Credence Systems Corporation, and
           Opmaxx, Inc., a Delaware corporation.

2.13(23) Amendment No. 1 to the Agreement and Plan of Merger dated as of August 31, 1999, to the
           Agreement and Plan of Merger dated as of February 16, 1999, between Fluence Technology, Inc., a Delaware corporation and wholly-owned subsidiary of Credence Systems Corporation and
           Opmaxx, Inc., a Delaware Corporation.

2.14(26) Agreement and Plan of Reorganization dated as of March 27, 2000, among the Company, TMT and
           Champagne Acquisition Corporation.

2.15(30) Agreement and Plan of Merger and Reorganization dated May 16, 2001, by and among the
           Company, Iguana Acquisition Corporation and Integrated Measurement Systems, Inc.

2.16(31) Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated June 1, 2001, by and among the Company, Iguana Acquisition Corporation and Integrated Measurement
           Systems, Inc.

 3.1(25) Amended and Restated Certificate of Incorporation of the Company.

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

 Exhibit
 Number
 ------
   4.2(3) Fourth Amendment Agreement to the Investor Rights Agreement dated March 10, 1994.

  4.3(16) Form of Rights Agreement, dated as of June 2, 1998, by and between the Company and
            BankBoston, N.A., as Rights Agent.

  4.4(16) Form of Certificate of Designation for the Series A Junior Participating Preferred Stock of the
            Company.

  4.5(16) Form of Rights Certificate.

   4.6(7) Fifth Amendment Agreement to the Investor Rights Agreement dated May 26, 1995.

  4.7(32) Registration Rights Agreement, dated May 16, 2001, by and between the Registrant and Cadence
            Design Systems, Inc.

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

 10.10(3) Stock Transfer Agreement by and among the Company, Richard Cann, Rene Verhaegen and
            Credence Europa Limited dated as of February 28, 1994.

 10.11(3) Secured Line of Credit Agreement between Credence Europa Limited and the Company dated as of
            February 28, 1994.

 10.12(6) Lease by and between the Company and The Mutual Life Insurance Company of New York dated
            June 16, 1995.

10.13(10) First Amendment to Lease by and between the Company and The Mutual Life Insurance Company of New York dated December 29, 1995.

10.14(11) Loan and Security Agreement between the Company and Silicon Valley Bank and Comerica Bank-
            California dated April 28, 1995, as amended.

 10.15(9) Domestic and International Master Agreement for Purchase of Equipment and Product Support
            between the Company and Comdisco, Inc., dated January 31, 1995.
10.16(11) Master Lease Purchase Agreement, Lease Purchase Closing Schedule and Lease Purchase Addendum
            No. One between Metlife Capital Corporation and the Company dated April 30, 1996.

 Exhibit
 Number
 ------

10.17(12) Loan Agreement among Silicon Valley Bank, Bank of Hawaii and the Company, dated July 26,
            1996.

10.18(13) License Agreement between the Company and Kinetix Test Systems, LLC, dated July 31, 1996.

10.19(13) Lease Agreement between Petula Associates, Ltd and Koll Portland Associates, dba KBC
            Tigard II and the Company dated September 12, 1995.

10.20(13) Sixth Amendment to Lease by and between the Company and Pen Nom I Corporation dated
            March 10, 1995.

10.21(23) Software OEM License Agreement between the Company, Test Systems Strategies, Inc. and
            Summit Design, Inc. dated May 19, 1997.

10.22(14) Joint Venture Agreement dated June 10, 1997, between the Company and Innotech Corporation.

10.23(17) Lease Agreement between the Company and Bedford Property Investors, Inc. dated
            December 10, 1997.

10.24(18) Lease Agreement between the Company and Pacific Realty Associates, L.P., dated April 10, 1998.

10.25(19) Amendment to Loan Agreement dated July 24, 1998 between the Company, Silicon Valley Bank and Bank of Hawaii.

10.26(19) Non-Recourse Receivables Purchase Agreement dated May 1, 1998 between the Company and
            Silicon Valley Financial Services.

10.27(21) Amendment to Loan Agreement dated February 5, 1999 between Silicon Valley Bank, Bank of
            Hawaii and the Company.

10.28(22) Amendment to Loan Agreement dated July 23, 1999 between Silicon Valley Bank and the
            Company.

10.29(22) Employment Agreement by and between the Company and Graham J. Siddall, dated July 29, 1999.

10.30(24) Underwriting Agreement dated February 2000 by and among the Company and the Underwriters named therein.

10.31(25) Amendment to Graham J. Siddall Employment Agreement.

10.32(31) Amended and Restated Shareholder Agreement dated June 4, 2001 by and among the Company,
            Iguana Acquisition Corporation and Cadence Design Systems, Inc.

    10.33 Employment Agreement, dated January 15, 2002, by and between the Company and John R.
            Detwiler.

    10.34 Employment Agreement, dated January 15, 2002, by and between the Company and David A.
            Ranhoff.

    10.35 Employment Agreement, dated March 25, 1998, by and between Integrated Measurement
            Systems, Inc. and Keith L. Barnes.

    10.36 Letter Agreement, dated August 1, 2001, by and among Integrated Measurement Systems, Inc., the Company and Keith L. Barnes.

    10.37 Letter Agreement, dated January 15, 2002, by and between the Company and Keith L. Barnes.

    10.38 Employment offer letter, dated October 1, 2001, by and between the Company and Fred Hall.

    10.39 Letter Agreement, dated January 15, 2002, by and between the Company and Fred Hall.

     21.1 Subsidiaries of the Company.

     23.1 Consent of Ernst & Young LLP, Independent Auditors.

     23.2 Consent of Arthur Andersen LLP, Independent Public Accountants.

  Exhibit
  Number
  ------
        24.1 Power of Attorney (reference is made to page 85 of this report).

    99.1(28) 1993 Stock Option Plan, as Amended and Restated through May 17, 2000.

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

   99.10(28) Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

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

99.14(5)(10) Compensation Agreement between the Company and Bernard V. Vonderschmitt, dated
               November 5, 1993.

99.15(5)(10) Compensation Agreement between the Company and Henk J. Evenhuis, dated November 4,
               1993.

   99.16(15) Form of Stock Purchase Agreement.

   99.17(15) Form of Enrollment/Change Form.

   99.18(29) Supplemental Stock Option Plan, as amended and restated through November 27, 2000.

   99.19(27) TMT, Inc. 1996 Stock Option Plan.

   99.20(27) Form of Option Assumption Agreement under TMT, Inc. 1996 Stock Option Plan.

   99.21(33) Integrated Measurement Systems, Inc. 1995 Stock Incentive Plan.

   99.22(33) Integrated Measurement Systems, Inc. 1995 Stock Incentive Plan Terms and Conditions of
               Option Grant.

   99.23(33) Integrated Measurement Systems, Inc. 1995 Stock Option Plan for Non-Employee Directors.

   99.24(33) Integrated Measurement Systems, Inc. 1995 Stock Option Plan for Non-Employee Directors
               Terms and Conditions of Option Grant.

   99.25(33) Integrated Measurement Systems, Inc. 1995 Employee Stock Purchase Plan.

   99.26(33) Integrated Measurement Systems, Inc. 1995 Employee Stock Purchase Plan Payroll
               Participation.

   99.27(33) Integrated Measurement Systems, Inc. 2000 Nonqualified Stock Option Plan.

   99.28(33) Form of Stock Option Assumption Agreement relating to Integrated Measurement Systems,
               Inc. Stock Options.

 Exhibit
 Number
 ------
99.29(34) Fluence Technology, Inc. 1997 Stock Option Plan.

99.30(34) Fluence Technology, Inc. 1997 Stock Option Plan Form of Stock Option Agreement.

99.31(34) Opmaxx, Inc. 1997 Stock Option/Stock Issuance Plan.

99.32(34) Opmaxx, Inc. 1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.

99.33(34) Form of Stock Option Assumption Agreement relating to Fluence Technology, Inc. and Opmaxx, Inc.

--------
 (1) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-68438) as amended.
 (2) Incorporated by reference to an exhibit to the Company's 1994 Annual Report on Form 10-K.
 (3) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-76264) as amended.
 (4) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1994.
 (5) Management contract or compensatory plan filed pursuant to Item 14(c).
 (6) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.
 (7) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-92802), as amended.
 (8) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on March 29, 1995, as amended on May 26, 1995.
 (9) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995.
(10) Incorporated by reference to an exhibit to the Company's 1995 Annual Report on Form 10-K.
(11) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.
(12) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.
(13) Incorporated by reference to an exhibit to the Company's 1996 Annual Report on Form 10-K.
(14) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997.
(15) Exhibits 99.2 through 99.9 and Exhibit 99.16 and 99.17 are incorporated herein by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.
(16) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on June 3, 1998.
(17) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.
(18) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.
(19) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.
(20) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1997.
(21) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.
(22) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.
(23) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

(24) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-3 (Registration Statement No. 333-95469), as amended.
(25) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(26) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on May 12, 2000.
(27) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-38428), as filed with the Commission on June 2, 2000.
(28) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50432), as filed with the Commission on November 21, 2000.
(29) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-58100), as filed with the Commission on April 2, 2001.
(30) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on May 17, 2001.
(31) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on June 4, 2001.
(32) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-62386), as amended.
(33) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-333-69584), as filed with the Commission on September 18, 2001.
(34) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-333-74346), as filed with the Commission on November 30, 2001.