Form 10-Q
period 2002-01-31
CREDENCE SYSTEMS CORP
filed 2002-03-15
CIK 893162

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes[X]   No[_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     At March 1, 2002, there were approximately 60,496,263 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

--------------------------------------------------------------------------------

CREDENCE SYSTEMS CORPORATION

                                 INDEX                                                  PAGE NO.
                                 -----                                                  --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ................................................             3
           Condensed Consolidated Balance Sheets ...............................             3
           Condensed Consolidated Statements of Operations .....................             4
           Condensed Consolidated Statements of Cash Flows .....................             5
           Notes to Condensed Consolidated Financial Statements ................             6
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...............................................            11
Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..........            28

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ...................................................            29
Item 2.    Changes in Securities ...............................................            29
Item 3.    Defaults Upon Senior Securities .....................................            29
Item 4.    Submission of Matters to a Vote of Securityholders ..................            29
Item 5.    Other Information ...................................................            29
Item 6.    Exhibits and Reports on Form 8-K ....................................            29

PART I  - FINANCIAL INFORMATION

ITEM I  - FINANCIAL STATEMENTS

                          CREDENCE SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 January 31,    October 31,
                                                                                    2002          2001 /A/
                                                                                  --------       --------
                                                                                 (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents .....................................................  $ 40,543      $ 44,309
 Short-term investments ........................................................    82,932        96,497
 Accounts receivable, net ......................................................    31,633        39,831
 Inventories ...................................................................   128,763       123,219
 Income tax receivable .........................................................    41,468        41,031
 Deferred income taxes and other current assets ................................    48,666        49,457
                                                                                 --------      --------
  Total current assets .........................................................   374,005       394,344
Long-term investments ..........................................................   157,018       161,889
Property and equipment, net ....................................................   103,482       109,528
Goodwill from acquisitions, net ................................................    45,030        47,124
Other intangible assets, net ...................................................    31,836        34,450
Other assets ...................................................................    13,770        10,084
                                                                                  --------      --------
  Total assets .................................................................  $725,141      $757,419
                                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..............................................................  $ 13,768      $ 17,510
 Accrued expenses and other liabilities ........................................    38,801        41,181
 Deferred profit ...............................................................     5,708        11,707
                                                                                  --------      --------
  Total current liabilities ....................................................    58,277        70,398
Other liabilities ..............................................................     4,283         5,761
Minority interest ..............................................................       428           320
Stockholders' equity ...........................................................   662,153       680,940
                                                                                  --------      --------
  Total liabilities and stockholders' equity ...................................  $725,141      $757,419
                                                                                  ========      ========

                             See accompanying notes.

a) Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2001.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                              January 31,
                                                                                   -------------------------------
                                                                                       2002              2001
                                                                                   -------------     -------------

Net sales ......................................................................      $ 34,627         $  136,311
Cost of goods sold .............................................................        21,466             59,194
                                                                                   ------------      -------------
Gross margin ...................................................................        13,161             77,117
Operating expenses:
   Research and development ....................................................        20,492             22,514
   Selling, general and administrative .........................................        21,649             32,559
   Amortization of goodwill and purchased intangibles ..........................         5,146              5,179
                                                                                   ------------      -------------
       Total operating expenses ................................................        47,287             60,252
                                                                                   ------------      -------------
Operating income (loss) ........................................................       (34,126)            16,865
Interest and other income, net .................................................         3,371              4,572
                                                                                   -----------       -------------
Income (loss) before income tax provision ......................................       (30,755)            21,437
Income tax provision (benefit) .................................................       (10,764)             7,976
Minority interest (benefit) ....................................................           110               (134)
                                                                                   ------------      -------------
Net income (loss) ..............................................................     ($ 20,101)         $  13,595
                                                                                   ============      =============
Net income per share
    Basic ......................................................................        ($0.33)         $    0.23
                                                                                   ============      =============
    Diluted ....................................................................        ($0.33)         $    0.22
                                                                                   ============      =============
Number of shares used in computing per share amount
    Basic ......................................................................        60,233             59,523
                                                                                   ============      =============
    Diluted ....................................................................        60,233             61,941
                                                                                   ============      =============

                             See accompanying notes.

                          CREDENCE SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                January 31,
                                                                                        --------------------------
                                                                                          2002             2001
                                                                                        ---------        ---------
Cash flows from operating activities:

   Net income (loss) ...............................................................    $ (20,101)       $  13,595
   Adjustments to reconcile net income to net cash used in operating activity
      Depreciation and amortization ................................................       12,425           13,753
      Loss on disposal of property and equipment ...................................        1,326              198
          Minority interest ........................................................          108             (134)
      Changes in operating assets and liabilities:
         Accounts receivable, inventories and other current assets .................        1,776              331
         Accounts payable, accrued liabilities and income taxes payable ............      (11,598)         (26,884)
                                                                                        ---------        ---------
            Net cash provided by (used in) operating activities ....................      (16,064)             859

Cash flows from investing activities:

   Purchases of available-for-sale securities ......................................      (10,209)         (74,634)
   Sales of available-for-sale securities ..........................................       26,204           96,131
   Acquisition of property and equipment ...........................................       (2,472)         (17,968)
   Acquisition of other assets .....................................................       (3,382)          (8,308)
                                                                                        ---------        ---------
         Net cash provided by (used in) investing activities .......................       10,141           (4,779)

Cash flows from financing activities:

   Issuance of common & treasury stock .............................................        2,153            2,006
   Repurchase of common stock ......................................................           --           (7,567)
   Other ...........................................................................            4             (162)
                                                                                        ---------        ---------
         Net cash provided by (used in) financing activities .......................        2,157           (5,723)
                                                                                        ---------        ---------
Net (decrease) in cash and cash equivalents ........................................       (3,766)          (9,643)
Cash and cash equivalents at beginning of period ...................................       44,309          137,401
                                                                                        ---------        ---------
Cash and cash equivalents at end of period .........................................    $  40,543        $ 127,758
                                                                                        =========        =========

Supplemental disclosures of cash flow information:

   Income taxes paid (received) ....................................................    $  (9,539)       $  12,250
Noncash investing activities:

   Net transfers of inventory to property and equipment ............................    $      --        $   1,612
Noncash financing activities:

   Income tax benefit from stock option exercises ..................................    $     769        $     427

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

     The condensed consolidated financial statements and related notes for the three months ended January 31, 2002 and 2001 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or "the Company") for the interim periods. The results of operations for the three months ended January 31, 2002 and 2001 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the Company's most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in reviewing a free copy of the Form 10-K or the Company's other publicly available documents should write to the Chief Financial Officer of the Company.

     In August 2001, the Company completed a merger with Integrated Measurement Systems, Inc. ("IMS"). IMS designs, manufactures, markets and services integrated circuit validation systems and virtual test software. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board 16 ("APB 16") and therefore, the consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of IMS.

     Use of Estimates - The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. Revenue Recognition

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

3. Inventories

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

                                                January 31,         October 31,
                                                   2002                2001
                                              --------------      --------------
                                                (unaudited)
          Raw materials ....................     $ 68,503             $ 65,553
          Work-in-process ..................       22,890               21,905
          Finished goods ...................       37,370               35,761
                                                 --------             --------
                                                 $128,763             $123,219
                                                 ========             ========

4. Net Income Per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company excluded options to purchase 1,756,600 shares of common stock from the diluted income per share calculation for the fiscal quarter ended January 31, 2002 because options are anti-dilutive in periods when the Company incurs a net loss. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                             Three Months Ended
                                                                                 January 31,
                                                                        -----------------------------
                                                                            2002             2001
                                                                        ------------     ------------
Numerator:
   Numerator for basic and diluted net income per share-
   net income (loss)                                                       ($ 20,101)         $13,595
                                                                            ========          =======

 Denominator:
   Denominator for basic net income per share-
   weighted-average shares                                                    60,233           59,523
 Effect of dilutive securities-employee stock options                             --            2,418
                                                                           ---------          -------
 Denominator for diluted earnings per share-adjusted
 weighted-average shares and assumed conversions                              60,233           61,941
                                                                           ---------          -------

   Basic net income (loss) per share                                       $   (0.33)         $  0.23
                                                                           =========          =======

   Diluted net income (loss) per share                                     $   (0.33)         $  0.22
                                                                           =========          =======

5. Recent Accounting Pronouncements

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

6. Contingencies

     In July 1998, the Company received a written allegation from inTEST IP Corp., with its patent licensee inTEST Corporation, inTEST, that Credence was infringing on a patent held by inTEST. The Company has since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001 the Company was served with the complaint. In addition to direct costs and diversion of resources which may result, the Company may be obligated to indemnify third parties for costs related to this allegation. We currently intend to vigorously defend ourselves against this claim and we believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim.

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

7. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) and changes thereto consist of:

                                                                  Fiscal Years
                                                Three Months          Ended
                                                Ended Jan. 31,     October 31,
                                                -------------     ------------
                                                    2002             2001
                                                -------------     ------------
Beginning balance, net of tax                        $ 4,854          $ 2,097
Unrealized gain  (loss) on available-for-sale
  securities, net of tax                              (1,909)             373
Currency translation adjustment, net of tax             (531)           2,384
                                                -------------     ------------
Ending balance, net of tax                           $ 2,414          $ 4,854
                                                =============     ============

8.  Acquisitions

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

         The total purchase cost of the DCI and Rabkin acquisitions were as follows (in thousands):

Cash paid .................................................     $13,286
Deferred tax liability ....................................       1,491
Cancelled receivable ......................................         214
                                                                -------
       Total purchase cost ................................     $14,991
                                                                -------

       The purchase price allocation is as follows (in thousands):

                                                                                      Annual      Useful
                                                                           Amount   Amortization  Lives
                                                                           ------   ------------  -----
Purchase Price Allocation:
     Tangible net assets ............................................     $   806     $    --      --
     Intangible assets acquired:

            Assembled workforce .....................................         545         182       3
            Developed technology ....................................       2,236         559       4
            Customer lists ..........................................       3,347         669       5
            Goodwill ................................................       8,057       1,612       5
                                                                          -------     -------
                  Total purchase price allocation ...................     $14,991     $ 3,022
                                                                          =======     =======

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         In addition to the historical information contained in this document, the discussion in this Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the our plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Risk Factors" and elsewhere herein.

         Revenue declined throughout fiscal 2001 and has remained at low levels in the first fiscal quarter of 2002 in the test and assembly sector of the semiconductor equipment industry during what we believe is a severe cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing low order rate and therefore expect that the April 30, 2002 fiscal quarter's revenue will be approximately flat with those recorded in the first fiscal quarter of 2002 and may continue to remain depressed throughout fiscal 2002.

         Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, inventory obsolescence, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled "Risk Factors" included elsewhere herein.

Critical Accounting Policies and Estimates

       Our discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         We historically recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. Effective November 1, 1999, we changed our revenue recognition policy based on guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101).

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

         Under the SAB 101 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. We currently anticipate introducing several new systems in fiscal 2002. In the past, we experienced significant delays in the introduction of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

         With the dramatic decline in revenue since early in fiscal 2001, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We recorded a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. At January 31, 2002, approximately 42% and 22% of the inventory balances are for the Quartet mixed signal and Kalos memory product families, respectively.


         During industry downturns, certain of our customers have difficulty with their cash flows. For certain customers, typically those with whom we have long-term relationships, we may grant extended payment terms. We review, with assistance from our sales distribution partners, the ability of our customers to pay the indebtedness they incur with us. Certain of our receivables have due dates in excess of 90 days and we have a history of successfully collecting these extended payment term receivables. We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely for collection. In addition, we record a specific reserve based on the age of receivable balances. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding customer's credit worthiness known to us.

         Realization of the net deferred tax assets is dependent on our ability to generate approximately $105,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

RESULTS OF OPERATIONS

         The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                             Three Months Ended
                                                                 January 31,
                                                            --------------------
                                                              2002        2001
                                                            -------     --------
                                                                   Unaudited

   Net sales .............................................    100.0 %     100.0%
   Cost of goods sold ....................................     62.0        43.4
                                                            -------    --------
   Gross margin ..........................................     38.0        56.6
   Operating expenses
      Research and development ...........................     59.2        16.5
      Selling, general, and administrative ...............     62.5        23.9
      Amortization of purchased intangible assets ........     14.9         3.8
                                                            -------     -------
         Operating expenses ..............................    136.6        44.2
                                                            -------     -------
   Operating income (loss) ...............................    (98.6)       12.4
   Interest and other income, net ........................      9.7         3.4
                                                            -------     -------
   Income (loss) before income tax provision .............    (88.9)       15.8
   Income tax provision (benefit) ........................     30.9         5.8
                                                            -------     -------
   Net income ............................................    (58.0)%      10.0%
                                                            =======     =======

NET SALES

         Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $34.6 million for the first quarter of fiscal 2002, representing an decrease of 74.6% from the net sales of $136.3 million in the comparable period of fiscal 2001. Net sales declined 6.4% from the fourth quarter of fiscal 2001, when we recorded $37.0 million in revenue. During fiscal 2001, our net sales declined sequentially in each quarter due to what we believe is a severe cyclical downturn in the semiconductor industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing low order rate.

         International net sales accounted for approximately 45%, 61% and 74% of total net sales in the fiscal first quarter of 2002 and fiscal years 2001 and 2000, respectively. Our net sales to the Asia Pacific region accounted for approximately 37%, 38% and 66% of total net sales in the fiscal first quarter of 2002 and fiscal years 2001 and 2000, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

         Our net sales by product line in the first fiscal quarter of 2002 and fiscal years 2001 and 2000 consisted of:

                           Fiscal Quarter          Fiscal Years Ended
                           Ended January              October 31,
                                               ---------------------------
                              31, 2002            2001            2000
                         -------------------   ------------    ------------
  Mixed-Signal                  65%                    61%             74%
  Logic                         --                      4              11
  Memory                         5                     19               8
  Service and                   30                     16               7
  software
                         -------------------   ------------    ------------
  Total                        100%                   100%            100%
                         ===================   ============    ============

         Revenues from software were not material to our operations in the first fiscal quarter of 2002 and fiscal years 2001 and 2000, representing less than 5% of our net sales in each period. The only remaining logic-only system is the SC series product family.

GROSS MARGIN

     Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 38.0% for the first quarter of fiscal 2002, compared with 57.3% for the first quarter of fiscal 2001. We currently expect gross margins to remain depressed due to lower average selling prices as well as higher costs caused by under-absorption of manufacturing expenses.

RESEARCH AND DEVELOPMENT

     Research and development ("or R&D") expenses were $20.5 million in the first quarter of fiscal 2002, a decrease of $2.0 million or 9% from the same period of fiscal 2001. The lower level of spending in 2002 reflects company wide shutdown periods, salary reductions, and small headcount reductions in 2002 when compared to 2001. As a percentage of net sales, R&D expenses were 59.2% for the first quarter of fiscal 2002, an increase from 16.5% in the first quarter of fiscal 2001. We currently intend to continue to invest significant resources in the development of new products and enhancements for the foreseeable future. Accordingly, we expect these expenses to be flat to up slightly in absolute dollars in fiscal 2002 when compared to fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("or SG&A") were $21.6 million in the first quarter of fiscal 2002, representing a $10.9 million, or 33.5%, decrease from the comparable period of fiscal 2001. The lower spending in 2002 was primarily due to lower sales commissions on lower sales volumes and decreases in payroll related expenses due to lower headcounts, salary reductions, and company wide shutdown periods in fiscal 2002. As a percentage of net sales, SG&A expenses were 62.5% for the first quarter of fiscal 2002, compared with 23.90% for the corresponding period in fiscal 2001. This increase as a percentage of net sales is primarily due to the much lower sales levels in fiscal 2002. We expect SG&A expenses for the remainder of fiscal 2002 to increase slightly in absolute dollars because we currently have not scheduled shutdown periods and, subject to business conditions, we presently intend to restore salary levels prior to the end of the fiscal year.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

       Amortization of goodwill and purchased intangible expenses was $5.1 million in the first quarter of fiscal 2002, down slightly from $5.2 million in the comparable period of fiscal 2001. In the fourth quarter of fiscal 2001 we wrote down the value of goodwill and purchased intangible assets by $8.9 million. This action resulted in a decrease in the quarterly amortization charge by about $0.7 million per quarter which was offset in fiscal 2002 by the added amortization of the DCI and Rabkin acquisitions, when compared to fiscal 2001 (see Note 2 of the Consolidated Financial Statements in the 2001 Form 10-K for further discussion).

INTEREST AND OTHER INCOME EXPENSES, NET

     We generated net interest and other income of $3.4 million for the first quarter of fiscal 2002, as compared to $4.6 million for the first quarter of fiscal 2001. The decrease in fiscal 2002 was due to lower average cash and investment balances as well as lower short-term interest rates in fiscal 2002 as compared to fiscal 2001.

INCOME TAXES

     Our estimated effective tax benefit rate for the first three months of fiscal 2002 was 35.0% compared to an effective tax rate of 37.7% in the first three months of 2001. The estimated tax benefit rate and tax rate for fiscal 2002 and 2001, respectively are less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization. The estimated tax benefit rate for fiscal 2002 is lower than the estimated tax rate in fiscal 2001 due to the increased relative impact of non-deductible goodwill amortization in the fiscal 2002 forecast. The tax rate applied to pre-tax book income for the first three months is computed based on a projected effective tax benefit rate for the year.

     Realization of the net deferred tax assets at January 31, 2002 is dependent on our ability to generate approximately $105,000,000 of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

 LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used net cash flows of $16.1 million for the three months ended January 31, 2002. The net cash flows used in operating activities for the first quarter of fiscal 2002 were primarily due to the loss before depreciation and amortization of $7.7 million plus the increase in net operating assets and liabilities of $9.8 million.

     Investing activities provided net cash flows of approximately $10.1 million in the three months ended January 31, 2002. For the first quarter of fiscal 2002, approximately $16.0 million was generated from net sales of available-for-sale securities offset by $5.9 million for purchases of property and equipment and other assets to support our business.

     Financing activities provided net cash flows of $2.2 million for the three months ended January 31, 2002. This cash was provided from the issuance of common stock through our employee equity plans.

     As of January 31, 2002, we had working capital of approximately $315.7 million, including cash and short-term investments of $123.5 million, and accounts receivable and inventories representing $160.4 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of "Critical Accounting Policies and Estimates" above.

     We have an agreement with a captive leasing company whereby we issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to us a security interest to secure the obligations of the leasing company as a result of any payments by us pursuant to the guaranty. At January 31, 2002, the maximum allowable debt of the leasing company subject to this guaranty of $8,750,000 was outstanding.

     The Company leases its facilities and equipment under operating leases that expire periodically through 2006. The approximate future minimum lease payments under operating leases for facilities and equipment at January 31, 2002 are as follows (in thousands):

                                                              Lease Payments
                                                              --------------

2002 .....................................................         $   3,615
2003 .....................................................             5,128
2004 .....................................................             3,517
2005 .....................................................             1,461
2006 .....................................................               163
Thereafter ...............................................                 0
                                                             ----------------
                                                                   $  13,884
                                                             ================

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We are currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, we will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met.
     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning November 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. We will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, we will perform a transitional impairment review related to the carrying value of goodwill as of November 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are currently in the process of determining our reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142.

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

     We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our ValStar 2000 and Kalos series testers as well as certain enhancements to our existing testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under the new revenue recognition policy that is in accordance with SAB 101, we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This will result in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We currently anticipate introducing several new systems in fiscal 2002. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

     Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. In addition, if we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. In addition, weakness in demand may have caused integrated device manufacturers, or IDM's, to pull testing back in-house versus using outsource test houses. Because less of our market share is from the IDMs, this trend may reduce the demand for our products. Any decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

We have a limited backlog and obtain most of our net sales from a relatively few number of system sales transactions, which can result in fluctuations of quarterly results.

     Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $200,000 to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In fiscal 2001 and 2002, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

     Revenue growth has slowed in the test and assembly sector of the semiconductor equipment industry during what we believe is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Our belief regarding the downturn is based on weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing weakness in order activity and therefore expect that the April 30, 2002 fiscal quarter's revenue will be flat with the levels we experienced during the first quarter of fiscal 2002 and revenues may decline throughout fiscal 2002. We reduced our worldwide workforce during fiscal 2001 by approximately 23%, or about 400 people. We took a charge related to this reduction in force of approximately $2.0 million in our second fiscal quarter, $1.0 million in our third fiscal quarter and another $0.2 million in the fourth fiscal quarter of 2001. Additionally, remaining employees were required to take time off in the second, third and fourth quarters of fiscal 2001, as well as the first quarter of fiscal 2002. Other initiatives, including a domestic pay cut, a four day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, were also implemented. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

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

     In the fourth fiscal quarter of fiscal 2001, our net sales fell 73% from those recorded in the first quarter of fiscal 2001. In the first fiscal quarter of 2002 net sales declined a further 6% from those recorded in the fourth quarter of 2001. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 63%. In fiscal 1999, we generated revenue of $37.7 million in the first quarter and $97.0 million in the fourth quarter, an increase of 157%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations in general to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines.

     We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001 we primarily introduced products that are either evolutions or derivatives of existing products. Under the new revenue recognition policy that is in accordance with SAB 101, we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This will result in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit by us. During the remainder of fiscal 2002, we anticipate introducing new products as well as evolutions and derivatives of current products. In late fiscal 1999 and into 2000, we shipped three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

     Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 5%, 13% and 42% of our net sales in the first three months of fiscal 2002 and the fiscal years 2001 and 2000, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, in-process research and development charges, asset impairment, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the fourth quarter of fiscal 2001, we implemented SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Notes 1 and 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

     International sales accounted for approximately 45%, 61% and 74% of our total net sales for the first three months of fiscal 2002 and for the fiscal years 2001 and 2000, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:


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

     We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 37%, 38% and 66% of our total net sales in the first three months of fiscal 2002 and fiscal years 2001 and 2000, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

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

       We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation or inTEST alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001, we were served with the complaint and since that date discovery has commenced. We may also be obligated to other third parties relating to this allegation. We currently intend to vigorously defend ourselves against this claim and we believe we have meritorious defenses to the claims. However, we cannot be certain of success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

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

     In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, in fiscal 2000, the price of our common stock has ranged from a closing high of $74.59 to a closing low of $16.13. In fiscal 2001 and through February 2002, the price of our common stock has ranged from a closing high of $29.50 to a closing low of $11.26. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance. We believe that fluctuations of our stock price may be caused by a variety of factors, including:

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

     The recent terrorist attacks in the United States, the U.S. retaliation for these attacks and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted in fiscal 2002 and beyond.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, US. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percent amounts):

                                     Balance at    Future maturities of investments held at January 31, 2002
                                      10/31/01        2002       2003       2004       2005     2006    Thereafter
                                    ------------   ---------  ----------  --------  --------- --------  ----------
Cash equivalents
   Fixed rate .....................   $ 44,309      $ 40,543          --        --         --       --         --
   Average rate ...................       2.65%         4.35%         --        --         --       --         --
Short term investments
   Fixed rate .....................   $ 96,497      $ 61,168    $ 21,764        --         --       --         --
   Average rate ...................       6.70%         5.95%       6.11%       --         --       --         --
Long term investments
   Fixed rate .....................   $160,607            --    $116,387   $22,645   $  6,369       --    $11,617
   Average rate ...................       5.60%           --        5.54%     5.06%      5.78%      --       5.34%
                                    ------------   ---------  ----------  --------  --------- --------  ---------
     Total investment securities ..   $301,413      $101,711    $138,151   $22,645   $  6,369       --    $11,617
   Average rate ...................       5.52%         5.31%       5.63%     5.06%      5.78%      --       5.34%

Equity investments ................   $  1,282            --          --        --         --       --         --

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

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         See our Form 10-K for the year ended October 31, 2001.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securityholders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index on page 31

         (b)      Reports of Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CREDENCE SYSTEMS CORPORATION
                                        ----------------------------------------
                                                     (Registrant)



            March 15, 2002                  /S/ JOHN R. DETWILER
         --------------------     ----------------------------------------------
                Date                            John R. Detwiler
                                  John R. Detwiler, Senior Vice President, Chief
                                         Financial Officer and Secretary

EXHIBIT INDEX

  Exhibit
   Number
  -------
    3.2         Amended and Restated Bylaws of the Company, as currently in effect.
  10.34/(1)/    Employment Agreement, dated January 15, 2002, by and between the
                Company and David A. Ranhoff.
  10.37/(1)/    Letter Agreement, dated January 15, 2002, by and between the
                Company and Keith L.
                Barnes.
  10.39/(1)/    Letter Agreement, dated January 15, 2002, by and between the
                Company and Fred
                Hall.
  (1) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 2001.