Form 10-Q
period 2002-04-30
CREDENCE SYSTEMS CORP
filed 2002-06-14
CIK 893162

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-22366

CREDENCE SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2878499
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

215 Fourier Ave., Fremont, California	94539
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (510) 657-7400

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 3, 2002, there were approximately 60,633,965 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I—FINANCIAL INFORMATION

Item I— Financial Statements

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2002	October 31, 2001a
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,342	$44,309
Short-term investments	107,193	96,497
Accounts receivable, net	32,945	39,831
Inventories	126,898	123,219
Income tax receivable	8,798	41,031
Deferred income taxes and other current assets	48,432	49,457

Total current assets	410,608	394,344
Long-term investments	114,568	161,889
Property and equipment, net	99,480	109,528
Goodwill from acquisitions, net	42,478	47,124
Other intangible assets, net	29,952	34,450
Other assets	13,593	10,084

Total assets	$710,679	$757,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,319	$17,510
Accrued expenses and other liabilities	38,628	41,181
Deferred profit	2,867	11,707

Total current liabilities	59,814	70,398
Other liabilities	4,007	5,761
Minority interest	79	320
Stockholders’ equity	646,779	680,940

Total liabilities and stockholders’ equity	$710,679	$757,419

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2001.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net sales	$38,675	$75,639	$73,302	$211,950
Cost of goods sold—on net sales	23,795	34,078	45,261	93,272
Cost of goods sold—special charges	—	45,020	—	45,020

Gross margin	14,880	(3,459)	28,041	73,658
Operating expenses:
Research and development	20,038	21,104	40,530	43,618
Selling, general and administrative	22,448	28,089	44,097	60,648
Amortization of purchased intangibles	5,146	6,114	10,292	11,293
Special charges		3,343	—	3,343

Total operating expenses	47,632	58,650	94,919	118,902

Operating income (loss)	(32,752)	(62,109)	(66,878)	(45,244)
Interest and other income, net	2,361	5,152	5,732	9,724

Income (loss) before income tax provision	(30,391)	(56,957)	(61,146)	(35,520)
Income tax (benefit)	(10,638)	(20,437)	(21,402)	(12,461)
Minority interest (benefit)	(332)	(26)	(222)	(160)

Net income (loss)	$(19,421)	$(36,494)	$(39,522)	$(22,899)

Net income (loss) per share
Basic	$(0.32)	$(0.61)	$(0.65)	$(0.38)

Diluted	$(0.32)	$(0.61)	$(0.65)	$(0.38)

Number of shares used in computing per share amount
Basic	60,528	59,608	60,378	59,979

Diluted	60,528	59,608	60,378	59,979

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(39,522)	$(22,899)
Adjustments to reconcile net income to net cash used in operating activity activities:
Depreciation and amortization	25,262	29,600
(Gain) loss on disposal of property and equipment	2,292	475
Non cash special charges	—	45,670
Minority interest	(243)	(158)
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	34,698	50,825
Accounts payable, accrued liabilities and income taxes payable	(10,126)	(87,290)

Net cash provided by operating activities	12,361	16,223
Cash flows from investing activities:
Purchases of available-for-sale securities	(51,205)	(171,279)
Maturities of available-for-sale short-term securities	10,163	11,137
Sales of available-for-sale securities	75,768	128,963
Acquisition of property and equipment	(6,705)	(30,444)
Acquisition of other assets	(3,206)	(21,986)
Proceeds from the sale of assets	—	80

Net cash provided by (used in) investing activities	24,815	(83,529)
Cash flows from financing activities:
Issuance of common & treasury stock	4,851	3,632
Repurchase of common stock	—	(5,808)
Other	6	550

Net cash provided by (used in) financing activities	4,857	(1,626)
Net increase (decrease) in cash and cash equivalents	42,033	(68,932)
Cash and cash equivalents at beginning of period	44,309	137,401

Cash and cash equivalents at end of period	$86,342	$68,469

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$(52,938)	$21,581
Non cash investing activities:
Net transfers of inventory to property and equipment	326	2,409
Non cash financing activities:
Income tax benefit from stock option exercises	769	1,236

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANICIAL STATEMENTS

1.    Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the six months ended April 30, 2002 and 2001 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the “Company”) for the interim periods. The results of operations for the six months ended April 30, 2002 and 2001 were not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

In August 2001, the Company completed a merger with Integrated Measurement Systems, Inc. (“IMS”). IMS designs, manufactures, markets and services integrated circuit validation systems and virtual test software. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board 16 (“APB 16”) and therefore, the consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of IMS.

USE OF ESTIMATES—The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

Deferred revenue on the balance sheet includes deferred revenue related to maintenance contracts (and other undelivered services) and deferred profit related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because either the customer specified acceptance criteria has not been met as of the fiscal period end or the product is not classified as mature as of the fiscal period end and has not been accepted by the customer.

3.    Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	April 30, 2002	October 31, 2001
	(unaudited)
Raw materials	$66,142	$65,553
Work-in-process	24,942	21,905
Finished goods	35,814	35,761

	$126,898	$123,219

4.    Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive–potential common shares outstanding during the period. The Company excluded options to purchase 2,037,745 shares of common stock from the diluted income (loss) per share calculation for the fiscal quarter ended April 30, 2002 because options are anti-dilutive in periods when the Company incurs a net loss. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30
	2002	2001	2002	2001
Numerator:
Numerator for basic and diluted net income per share-net income (loss)	$(19,421)	$(36,494)	$(39,522)	$(22,899)

Denominator:
Denominator for basic net income per share-weighted-average shares	60,528	59,608	60,378	59,979
Effect of dilutive securities-employee stock options

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	60,528	59,608	60,378	59,979

Basic net income (loss) per share	(0.32)	$(0.61)	$(0.65)	$(0.38)

Diluted net income (loss) per share	$(0.32)	$(0.61)	$(0.65)	$(0.38)

5.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company is currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, the Company will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met.

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning November 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of November 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142.

In August, 2001, the FASB issued Statements of Financial Accounting Standards (“ SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company is currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

6.    Commitments and Contingencies

The Company has an agreement with a captive leasing company whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant the Company a security interest to secure the obligations of the leasing company as a result of any payments by the Company pursuant to the guaranty. At April 30, 2002, the maximum allowable debt of the leasing company subject to this guaranty of $8.8 million was outstanding.

In July 1998, the Company received a written allegation from inTEST IP Corp., with its patent licensee inTEST Corporation, inTEST that Credence was infringing on a patent held by inTEST. The Company has since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001 the Company was served with the complaint and since that date discovery has commenced. In March 2002, the court set the trial for this action for May 19, 2003. In addition to direct costs and diversion of resources that may result, the Company may be obligated to indemnify third parties for costs related to this allegation

In April 2002, Reptron Electronics, Inc. a supplier of certain electronic components to the Company, filed a complaint in the U.S. District Court for the District of Oregon, alleging that the Company had breached a contract to purchase certain components ordered by Reptron during 2000. The complaint seeks damages of approximately $3.9 million.

The Company is involved in other various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on its business, financial condition or results of operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) and changes thereto consist of (in thousands):

	Six Months Ended April 30, 2002	Fiscal Year Ended October 31, 2001
Beginning balance, net of tax	$4,854	$2,097
Unrealized gain (loss) on available-for-sale
securities, net of tax	(1,306)	373
Currency translation adjustment, net of tax	(592)	2,384

Ending balance, net of tax	$2,956	$4,854

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

In January 2001 and February 2001, Credence acquired Dimensions Consulting, Inc. (“DCI”), and the principal assets of Rich Rabkin & Associates, Inc. (“Rabkin”), respectively. DCI specializes in providing interface solutions for the semiconductor test and development market through ATE board design and test socket systems. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. DCI and Rabkin were integrated into the Memory Products Division to offer test solutions, which we believe increase manufacturing efficiencies and provide faster time to market for our customers. These transactions were accounted for as purchases and accordingly, the accompanying financial statements include the results of operations of DCI and Rabkin subsequent to the acquisition date. The total purchase price of $13.5 million consisted of $13.3 million paid in cash at the closing and the cancellation of $0.2 million in existing receivables. Credence also created a $1.5 million deferred tax liability through the accounting for the acquisition. Additionally, the Company agreed to make payments to the employees of DCI and Rabkin based on the attainment of performance criteria for their business and the business of the Memory Products Division for a period of two years following the acquisition. These payments have been recorded as compensation expense as they have been incurred. The net tangible assets purchased were approximately $0.8 million.

The total purchase cost of the DCI and Rabkin acquisitions were as follows (in thousands):

Cash paid	$13,286
Deferred tax liability	1,491
Cancelled receivable	214

Total purchase cost	$14,991

The purchase price allocation is as follows (in thousands):

	Amount	Annual Amortization	Useful Lives
Purchase Price Allocation:
Tangible net assets	$806	$—	—
Intangible assets acquired:
Assembled workforce	545	182	3
Developed technology	2,236	559	4
Customer lists	3,347	669	5
Goodwill	8,057	1,612	5

Total purchase price allocation	$14,991	$3,022

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets. The intangible assets, consisting primarily of developed technology, assembled workforce, customer lists and goodwill, were

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assigned a value of $14.2 million and are being amortized over their estimated useful lives, ranging from three to five years.

9.    Special Charges

For the six-month period ended April 30, 2001 the Company recorded a special charge for costs of goods sold of approximately $45 million related to the write down of excess inventories. In addition, the Company recorded a special operating charge for the same period of approximately $3.3 million for severance payments and asset disposals.

10.     Subsequent Events

On March 25, 2002, the Company entered into a Real Estate Purchase and Sale Agreement, which Agreement was amended on May 8, 2002, to acquire two office and manufacturing buildings in Milpitas, California, for approximately $21.8 million. The Company anticipates that this transaction will close during August 2002. The Company intends to relocate it corporate headquarters to this facility in 2003.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue for the first six months of fiscal 2002 remains significantly lower compared to the same period in fiscal 2001. The test and assembly sector of the semiconductor equipment industry continues to be impacted by what we believe is a severe cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a period of sustainable growth, we anticipate a continuing low order rate and expect only modest sales growth in the third fiscal quarter of 2002 ending July 31, 2002. We maintain a cautious outlook for future orders and expect sales levels to remain relatively depressed for the balance of fiscal 2002, compared to fiscal 2001.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We historically recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. Effective November 1, 1999 we changed our revenue recognition policy based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).

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

Inventory Valuation

Due to the dramatic decline in the semiconductor business cycle and impact on revenue since early in fiscal 2001, and continued uncertainty over the next cycle of the semiconductor equipment industry, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We recorded a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written down, we carry that inventory at its reduced value until it is sold or otherwise disposed of. At April 30 2002, approximately 37% and 20% of the inventory balances are for the Quartet and Octet mixed signal and Kalos memory product families, respectively.

Allowance for Doubtful Accounts

During industry downturns, certain of our customers have difficulty with their cash flows. For certain customers, typically those with whom we have long-term relationships, we have granted and may continue to grant extended payment terms. We review, with assistance from our sales distribution partners, the ability of our customers to pay the indebtedness they incur with us. Certain of our receivables have due dates in excess of 90 days and we have a history of successfully collecting these extended payment term receivables. We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely for collection. In addition, we record a reserve based on the age of receivable balances. These estimated allowances are periodically reviewed, analyzing the customer’s payment history and information regarding customer’s credit worthiness known to us.

Deferred Taxes

Realization of the net deferred tax assets is dependent on our ability to generate approximately $93 million of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold—on net sales	61.5	45.1	61.7	44.0
Cost of goods sold—special charges	—	59.5	—	21.2

Gross margin	38.5	(4.6)	38.3	34.8
Operating expenses
Research and development	51.8	27.9	55.3	20.6
Selling, general and administrative	58.0	37.1	60.2	28.6
Amortization of purchased intangible assets	13.3	8.1	14.0	5.3
Special charges	—	4.4	—	1.6

Operating expenses	123.2	77.5	129.5	56.1

Operating income (loss)	(84.7)	(82.1)	(91.2)	(21.3)
Interest and other income	6.1	6.8	7.8	4.6

Income (loss) before income tax provision (benefit)	(78.6)	(75.3)	(83.4)	(16.8)
Income tax provision (benefit)	(27.5)	(27.0)	(29.2)	(5.9)

Net income (loss)	(50.2)	(48.2)	(53.9)	(10.8)

Net Sales

Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $38.7 million for the second quarter of fiscal 2002, representing a decrease of 49% from the net sales of $75.6 million in the comparable period of fiscal 2001. Net sales increased 12% from $34.6 million in the first quarter of fiscal 2002. Although our net sales increased sequentially in the first two quarters compared to sequential decreases each quarter in fiscal 2001, there is uncertainty as to if and when the next growth phase will occur. We maintain a cautious outlook for future orders and expect sales levels to remain relatively depressed for the balance of fiscal 2002, compared to fiscal 2001.

International net sales accounted for approximately 44%, 61% and 74% of total net sales in the fiscal six months of 2002 and fiscal years 2001 and 2000, respectively. Our net sales to the Asia Pacific region accounted for approximately 30%, 38%, and 66% of total net sales in the first six months of 2002 and fiscal years 2001 and 2000, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

Our net sales by product line in the first six months of 2002 and fiscal years 2001 and 2000 consisted of:

	Six Months Ended April 30, 2002	Fiscal Years Ended October 31,
		2001	2000
Mixed-Signal	57%	61%	74%
Logic	4	4	11
Memory	11	19	8
Service and software	28	16	7

Total	100%	100%	100%

Revenues from software were not material to our operations in the first six months of 2002 and fiscal years 2001 and 2000, representing less than 5% of our net sales in each period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 38.5% and 38.3% for the three and six month periods ending April 30, 2002. For the comparable periods ending April 30, 2001 the gross margins excluding special charges were 54.9% and 56.0% respectively. The drop in gross margins from fiscal 2001 levels reflects the competitive pricing environment as a result of the cyclical downturn in the semiconductor equipment industry and higher costs caused by under-absorption of manufacturing expenses. We expect gross margins to remain low for the balance of fiscal 2002 due to the ongoing competitive pressure on average selling prices, and manufacturing inefficiencies resulting from the current business cycle.

Research and Development

Research and development (or “R&D”) expenses were $40.5 million in the first six months of fiscal 2002, a decrease of 7.1%, or $3.1 million from the same period of fiscal 2001. The decrease in spending reflects company wide shutdown periods, salary reductions, and small headcount reductions in 2002 when compared to 2001. As a percentage of net sales, R&D expenses were 55.3% for the first six months of 2002, compared to 20.6% for the same period in fiscal 2001. We currently intend to continue to invest significant resources in the development of new products and product enhancements for the foreseeable future. Accordingly, we expect R&D expenses to increase in absolute dollar terms for the remainder of fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses (or “SG&A”) were $44.1 million in the first six month of fiscal 2002, representing a $16.6 million or 27.3% decrease from the comparable period of fiscal 2001. The lower spending in 2002 was primarily due to lower sales commissions on lower sales volumes and decreases in payroll related expenses due to lower headcounts, salary reductions, and company wide shutdown periods in fiscal 2002. As a percentage of net sales, SG&A expenses were 60.2% for the first six months of fiscal 2002, compared with 28.6% for the corresponding period in fiscal 2001. This increase as a percentage of net sales is primarily due to the significantly lower sales levels in fiscal 2002 compared to fiscal 2001. We expect SG&A expenses for the remainder of fiscal 2002 to increase slightly in absolute dollars due to planned salary restorations, some integration projects with IMS and no further planned shutdown periods through the end of the fiscal year.

Amortization of Goodwill and Purchased Intangibles

Amortization of goodwill and purchased intangible expenses was $10.3 million in the first six months of fiscal 2002, compared to $11.3 million for the same period in fiscal 2001. The decrease in year over year amortization expense is due to a write down in the value of goodwill and purchased intangible assets of $8.9 million in the fourth quarter of fiscal 2001. This action resulted in a decrease in the quarterly amortization charge by about $0.7 million per quarter which was offset in fiscal 2002 by the added amortization of the DCI and Rabkin acquisitions, when compared to fiscal 2001 (see Note 2 of the Consolidated Financial Statements in the 2001 Form 10-K for further discussion).

Interest and Other Income Expenses, Net

We generated net interest and other income of $5.7 million for the first six months of fiscal 2002, as compared to $9.7 million for the same period of fiscal 2001. The decrease in fiscal 2002 was due to lower average cash and investment balances and decreasing returns on our cash investments as longer-term investments mature and are re-invested at current short-term interest rates. In addition, in the second quarter of fiscal 2002 we recorded losses of approximately $1.2 million on the disposal of property and equipment.

Income Taxes

Our estimated effective tax benefit rate for the first six months of fiscal 2002 and 2001 was 35.0%. The estimated tax benefit rates for fiscal 2002 and 2001 are less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization. The tax rate applied to pre-tax book income (loss) for the first six months is computed based on a projected effective tax benefit rate for the year.

Realization of the net deferred tax assets at April 30, 2002 is dependent on our ability to generate approximately $93 million of future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated net cash flows of $12.4 million for the six months ended April 30, 2002. The net cash flow generated by operating activities for the first six months of fiscal 2002 was primarily due to the significant decrease in operating assets resulting from fiscal year to date income tax refunds of $52.9 million.

Investing activities provided net cash flows of approximately $24.8 million in the six months ended April 30, 2002 resulting from the net sales of available-for-sale securities of $34.7 million offset by approximately $9.9 million for purchases of property and equipment and other assets to support our business.

Financing activities provided net cash flows of $4.9 million for the six months ended April 30, 2002. The cash for the first six months of fiscal 2002 was provided from the issuance of common stock through our employee equity plans.

As of April 30, 2002 we had working capital of approximately $350.8 million, including cash and short-term investments of $193.5 million, and accounts receivable and inventories representing $159.8 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates” above.

Our principal sources of liquidity as of April 30, 2002 consisted of approximately $86.3 million of cash and cash equivalents, and short-term investments of $107.2 million. In addition, we had $114.6 million of available-for-sale securities, classified as long-term investments at April 30, 2002.

We have an agreement with a captive leasing company whereby we issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to us a security interest to secure the obligations of the leasing company as a result of any payments by us pursuant to the guaranty. At April 30, 2002, the maximum allowable debt of the leasing company subject to this guaranty of $8.8 million was outstanding.

The Company leases its facilities and equipment under operating leases that expire periodically through 2006. The approximate future minimum lease payments under operating leases for facilities and equipment at April 30, 2002 are as follows (in thousands):

Lease Payments
2002	$2,300
2003	5,128
2004	3,517
2005	1,461
2006	163
Thereafter	—

$12,569

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We are currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, we will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning November 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. We will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, we will perform a transitional impairment review related to the carrying value of goodwill as of November 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are currently in the process of determining our reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142.

In August, 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We are currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

RISK FACTORS

Our operating results have fluctuated significantly which has and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	timing of new product announcements and new product releases by us or our competitors;

•	market acceptance of our new products and enhanced versions of existing products;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•
changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	expenses associated with acquisitions and alliances;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts;

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities; and

•	our ability to attract and retain qualified employees in a competitive market.

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	manufacturing inefficiencies;

•	long-term pricing concessions by us and our competitors and pricing by our suppliers;

•	hardware and software product sales mix;

•	inventory write-downs;

•	manufacturing volumes;

•	new product introductions;

•	product reliability;

•	absorption levels and the rate of capacity utilization;

•	customization and reconfiguration of systems;

•	international and domestic sales mix and field service margins; and

•	facility relocations and closures.

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

We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. These other expenditures include:

•	research and development;

•	support costs for the distribution channels;

•	marketing and other expenses for new products;

•	capital equipment purchases and world-wide training; and

•	customer support and service.

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

Our ability to compete in the ATE market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with greater features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. Therefore, it is necessary for us to enhance the performance and other capabilities of our existing systems and software products and related software tools, or develop new systems and software products and related software tools, to adequately address these requirements. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

•	product selection;

•	timely and efficient completion of product design;

•	implementation of manufacturing and assembly processes;

•	successful coding and debugging of software;

•	product performance;

•	reliability in the field; and

•	effective worldwide sales and marketing.

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. In addition, if we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. In addition, weakness in demand may have caused integrated device manufacturers, or IDM’s, to pull testing back in-house versus using outsource test houses. Because less of our market share is from the IDMs, this trend may reduce the demand for our products. Any decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

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

Revenue growth has been adversely affected by the cyclical downturn in the semiconductor industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Our belief regarding the downturn is based on weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. Although, we anticipate modest revenue growth over the second quarter for the third quarter ending July 31, 2002, revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or about 400 people. We took a charge related to this reduction in force of approximately $2.0 million in our second quarter of fiscal 2001, $1.0 million in our third fiscal quarter and another $0.2 million in the fourth fiscal quarter of 2001. Additionally, remaining employees were required to take time off in the second, third and fourth quarters of fiscal 2001, as well as the first quarter of fiscal 2002. Other initiatives, including a domestic pay cut, a four-day workweek for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, were also implemented. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

As a result of the rapid and steep decline in revenue during this latest downturn, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the current industry downturn causes further reductions to our current inventory valuations, or changes our current product development plans.

Our business and results of operations depend largely upon the capital expenditures of manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors. This includes manufacturers and contractors that are opening new or expanding existing fabrication facilities or upgrading existing equipment, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often has had a severe effect on the semiconductor industry’s demand for test equipment, including the systems we manufacture and market. We believe that the markets for newer generations of semiconductors will also be subject to similar fluctuations.

We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may be adversely affected by any factor adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, both the 1997/1998 Asian financial crisis and the current economic downturn have contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE that we sell. This industry slowdown had, and similar slowdowns may in the future have, a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

Over the last several years we have experienced significant fluctuations in our operating results due to the semiconductor business cycles and an increased scale of operations.

In the fist six months of fiscal 2002, our net sales fell 65% from those recorded in the first six months of fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 63%. In fiscal 1999, we generated revenue of $37.7 million in the first quarter and $97.0 million in the fourth quarter, an increase of 157%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001 we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002 we expect to introduce products that are evolutions or derivatives of existing products as well as products that are largely new. Under the new revenue recognition policy that is in accordance with SAB 101, we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This will result in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit by us. During the remainder of fiscal 2002, we anticipate introducing new products as well as evolutions and derivatives of current products. In late fiscal 1999 and into 2000, we shipped three major new products. We invested and continue to invest significant resources in plant and equipment, leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

We face substantial competition from ATE manufacturers throughout the world, as well as several of our customers. We do not currently compete in the production testing of high-end microprocessors, or DRAMs. Moreover, a substantial portion of our net sales is derived from sales of mixed-signal testers. Many competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 8%, 13% and 42% of our net sales in the first six months of fiscal 2002 and the entire fiscal years 2001 and 2000, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

•	our ability to obtain orders from existing and new customers;

•	our ability to manufacture systems on a timely and cost-effective basis;

•	our ability to timely complete the development of our new hardware and software products;

•	our customers’ financial condition and success;

•	general economic conditions; and

•	our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

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

In addition, acquisitions involve numerous other risks, including:

•	difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

•	diversion of our management’s attention from other business concerns;

•	increased complexity and costs associated with internal management structures;

•	risks of entering markets in which we have no or limited experience; and

•	the potential loss of key employees of the acquired companies.

For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, asset impairment, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the fourth quarter of fiscal 2001, we implemented SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Notes 1 and 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

International sales accounted for approximately 45%, 61% and 74% of our total net sales for the first six months of fiscal 2002 and for the fiscal years 2001 and 2000, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	an outbreak of hostilities;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences; and

•	the possibility of difficulty in accounts receivable collection.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 30%, 38% and 66% of our total net sales in the first six months of fiscal 2002 and fiscal years 2001 and 2000, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

In the first six months of fiscal 2002 we have one U.S. based customer that represents more than 10% of our business. Two end-user customers headquartered in Europe accounted for approximately 13% and 11% respectively, of our net sales in fiscal 2001 and one end-user customer headquartered in Taiwan accounted for 17% of our net sales in fiscal 2000.

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

We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corporation or inTEST alleged in writing that certain of our products are infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001, we were served with the complaint and since that date discovery has commenced. In March 2002, the court set the trial for this action for May 19, 2003. We may also be obligated to other third parties relating to this allegation.

Some of our customers have received notices from Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We have been notified by customers that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson’s patents, and that if it is determined that the customers infringe Mr. Lemelson’s patents, that customers intend to seek indemnification from us for damages and other related expenses.

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

In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, for the period November 1, 2001 through April 30, 2002 the price of our common stock has ranged from a closing high of $24.64 to a closing low of $14.01. In fiscal 2001, the price of our common stock has ranged from a closing high of $29.50 to a closing low of $11.26. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance. We believe that fluctuations of our stock price may be caused by a variety of factors, including:

•	announcements of developments related to our business;

•	fluctuations in our financial results;

•	general conditions in the stock market or around the world, terrorism, or developments in the semiconductor and capital equipment industry and the general economy;

•	sales or purchases of our common stock in the marketplace;

•	announcements of our technological innovations or new products or enhancements or those of our competitors;

•	developments in patents or other intellectual property rights;

•	developments in our relationships with customers and suppliers;

•	a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts’ expectations or an outbreak of hostilities or natural disasters; or

•	acquisition or merger activity and the success in implementing such acquisitions or other business combinations.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks last year in the United States and the U.S. retaliation for these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted in fiscal 2002 and beyond.

In addition, any similar future events may disrupt our operations or those of our customers and suppliers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

Item 3— Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, US. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percent amounts):

		Future maturities of investments held at April 30, 2002
	Balance at 10/31/01	2002	2003	2004	2005	2006	Thereafter
Cash equivalents
Fixed rate	$44,309	$86,342	—	—	—	—	—
Average rate	2.65%	1.69%	—	—	—	—	—
Short term investments
Fixed rate	$96,497	$40,666	$66,527	—	—	—	—
Average rate	6.70%	6.61%	5.16%	—	—	—	—
Long term investments
Fixed rate	$160,607	—	$63,736	$26,222	$9,917	—	$10,787
Average rate	5.60%	—	5.67%	4.86%	6.08%	—	5.07%

Total investment securities	$301,413	$127,008	$130,263	$26,222	$9,917	—	$10,787
Average rate	5.52%	3.26%	5.41%	4.86%	6.08%	—	5.07%
Equity instruments	$1,282	$3,906	—	—	—	—	—

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

PART II.—OTHER INFORMATION

Item 1.     Legal Proceedings

In July 1998, we received a written allegation from inTEST IP Corp., or with its patent licensee inTEST Corporation, inTEST, that we were infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001 we were served with the complaint and since that date discovery has commenced. In March 2002, the court set the trial for this action for May 19, 2003. In addition to direct costs and diversion of resources which may result, we may be obligated to indemnify third parties for costs related to this allegation.

In April 2002, Reptron Electronics, Inc. a supplier of certain electronic components to us, filed a complaint in the U.S. District Court for the District of Oregon, alleging that we had breached a contract to purchase certain components ordered by Reptron during 2000. The complaint seeks damages of approximately $3.9 million.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security holders

The following proposals were voted upon by our stockholders at the Annual Meeting of Stockholders held on March 20, 2002.

1.  A proposal to elect two directors to serve for three-year terms ending in 2005 or until their respective successors are elected and qualified, was approved as follows:

Graham J. Siddall	For 48,642,072, Withheld 6,033,807
Jon D. Tompkins	For 54,286,310, Withheld 389,569

2.  A proposal to approve an amendment to the automatic option grant in effect for the non-employee members of the Board of Directors under our 1993 Stock Option Plan which would provide the following special benefits for each non-employee board member who ceases board service after completion of three or more years of such board service: (i) accelerated vesting of all options granted and (ii) a one-year period following cessation of board service in which to exercise those vested options. This proposal was not approved as follows:

Common Shares	For 23,605,742, Against 30,338,369, Abstain 731,768

3.  A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors was approved as follows:

Common Shares	For 53,565,363, Against 1,086,150, Abstain 24,366

Item 5.     Other Information

Rule 10b5-1 Stock Selling Plans

We have been informed that two of our executive officers, Keith L. Barnes and John R. Detwiler, have adopted stock selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which they intend to sell shares of our common stock from time to time.

The term of Mr. Barnes’ plan begins on July 1, 2002 and terminates on March 31, 2003. The plan provides for sales of stock on a quarterly basis subject to certain market prices. No more than 20,000 shares may be sold in any single day and no more than 200,000 shares may be sold in any given quarter.

The term of Mr. Detwiler’s plan begins on July 8, 2002 and terminates on March 31, 2003. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 110,500 shares have been sold pursuant to the plan.

Real Estate Purchase

On March 25, 2002, we entered into a Real Estate Purchase and Sale Agreement, which Agreement was amended on May 8, 2002, to acquire two office and manufacturing buildings in Milpitas, California for approximately $21.8 million. We anticipate that this transaction will close during August 2002. We intend to relocate our corporate headquarters to this facility in 2003.

Item 6.     Exhibits and Reports on Form 8-K

(a)  See Exhibit Index on page 32

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

By:	/s/ JOHN R. DETWILER
John R. Detwiler Senior Vice President, Chief Financial Officer and Secretary
Date    June 14, 2002

EXHIBIT INDEX

Exhibit Number
10.40	Real Estate Purchase and Sale Agreement by and between Transwestern Dixon Landings, L.L.C. and the Company dated as of March 25, 2002.
10.41	First Amendment effective May 8, 2002 to Real Estate Purchase and Sale Agreement by and between Transwestern Dixon Landings, L.L.C. and the Company dated as of March 25, 2002.