Form 10-Q
period 2002-07-31
CREDENCE SYSTEMS CORP
filed 2002-09-16
CIK 893162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

At September 4, 2002, there were approximately 60,879,897 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2002	October 31, 2001(a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,973	$44,309
Short-term investments	99,290	96,497
Accounts receivable, net	39,127	39,831
Inventories	122,959	123,219
Income tax receivable	20,602	41,031
Deferred income taxes and other current assets	48,660	49,457

Total current assets	399,611	394,344
Long-term investments	106,669	161,889
Property and equipment, net	100,843	109,528
Goodwill from acquisitions, net	39,928	47,124
Other intangible assets, net	28,763	34,450
Other assets	13,085	10,084

Total assets	$688,899	$757,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,182	$17,510
Deferred expenses and other liabilities	35,582	41,181
Deferred profit	4,720	11,707

Total current liabilities	57,484	70,398
Other liabilities	3,174	5,761
Minority interest	58	320
Stockholders’ equity	628,183	680,940

Total liabilities and stockholders’ equity	$688,899	$757,419

(a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2001.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net sales	$47,722	$52,781	$121,024	$264,731
Cost of goods sold—on net sales	28,510	29,260	73,771	122,532
Cost of goods sold—special charges	—	—	—	45,020

Gross margin	19,212	23,521	47,253	97,179
Operating expenses:
Research and development	22,179	21,888	62,709	65,506
Selling, general and administrative	23,544	22,798	67,641	83,446
Amortization of purchased intangibles	5,271	5,987	15,563	17,280
Special charges	—	2,820	—	6,163

Total operating expenses	50,994	53,493	145,913	172,395

Operating income (loss)	(31,782)	(29,972)	(98,660)	(75,216)
Interest and other income, net	2,585	4,463	8,317	14,187

Income (loss) before income tax provision	(29,197)	(25,509)	(90,343)	(61,029)
Income tax (benefit)	(10,219)	(9,955)	(31,621)	(22,416)
Minority interest (benefit)	(21)	67	(243)	(93)

Net income (loss)	$(18,957)	$(15,621)	$(58,479)	$(38,520)

Net income (loss) per share
Basic	$(0.31)	$(0.26)	$(0.97)	$(0.65)

Diluted	$(0.31)	$(0.26)	$(0.97)	$(0.65)

Number of shares used in computing per share amount
Basic	60,650	59,865	60,470	59,665

Diluted	60,650	59,865	60,470	59,665

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(58,479)	$(38,520)
Adjustments to reconcile net income to net cash used in operating activity activities:
Depreciation and amortization	37,160	43,507
(Gain) loss on disposal of property and equipment	2,819	1,410
Non cash special charges	—	47,407
Minority interest	(262)	(92)
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	16,373	22,724
Accounts payable, accrued liabilities and income taxes payable	(12,681)	(104,202)

Net cash used in operating activities	(15,070)	(27,766)
Cash flows from investing activities:
Purchases of available-for-sale securities	(115,513)	(177,588)
Maturities of available-for-sale short-term securities	15,973	39,150
Sales of available-for-sale securities	148,240	130,215
Acquisition of property and equipment	(10,717)	(32,876)
Acquisition of other assets	(4,445)	(23,617)
Proceeds from the sale of assets	—	315

Net cash provided by (used in) investing activities	33,538	(64,401)
Cash flows from financing activities:
Issuance of common & treasury stock	5,770	7,297
Repurchase of common stock	—	(5,808)
Other	11	—

Net cash provided by (used in) financing activities	5,781	1,489
Net increase (decrease) in cash and cash equivalents	24,663	(90,678)
Cash and cash equivalents at beginning of period	44,309	137,401

Cash and cash equivalents at end of period	$68,973	$46,723

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$(52,876)	$17,459
Non cash investing activities:
Net transfers of inventory to property and equipment	3,769	2,765
Non cash financing activities:
Income tax benefit from stock option exercises	769	2,039

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three and nine month periods ended July 31, 2002 and 2001 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (“Credence” or the “Company”) for the interim periods. The results of operations for the three and nine month periods ended July 31, 2002 and 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

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

3.     Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	July 31, 2002	October 31, 2001
	(unaudited)
Raw materials	$72,956	$65,553
Work-in-process	23,319	21,905
Finished goods	26,684	35,761

	$122,959	$123,219

4.     Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company excluded options to purchase 1,541,313 shares of common stock from the diluted income (loss) per share calculation for the fiscal quarter ended July 31, 2002 because options are anti-dilutive in periods when the Company incurs a net loss. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Numerator:
Numerator for basic and diluted net income per share- net income (loss)	$(18,957)	$(15,621)	$(58,479)	$(38,520)

Denominator:
Denominator for basic net income per share-weighted-average shares	60,650	59,865	60,470	59,665
Effect of dilutive securities-employee stock options	—	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	60,650	59,865	60,470	59,665

Basic net income (loss) per share	$(0.31)	$(0.26)	$(0.97)	$(0.65)

Diluted net income (loss) per share	$(0.31)	$(0.26)	$(0.97)	$(0.65)

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

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning November 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of November 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142. The adoption of SFAS 142 is expected to have a material impact on the Company’s results of operations primarily because goodwill will no longer be amortized. Amortization of goodwill was $2.6 million and $7.7 million for the three and nine months ended July 31, 2002, respectively.

In August 2001 the FASB issued Statements of Financial Accounting Standards (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company is currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

In July 2002 the FASB approved Statement of Financial Accounting Standards (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

6.     Commitments and Contingencies

The Company has an agreement with a captive leasing company whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant the Company a security interest to secure the obligations of the leasing company as a result of any payments by the Company pursuant to the guaranty. At July 31, 2002, the amount of debt of the leasing company subject to this guaranty was $5.0 million.

In July 1998, the Company received a written allegation from inTEST IP Corp., with its patent licensee inTEST Corporation, (“inTEST”), that Credence was infringing on a patent held by inTEST. The Company has since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001, the Company was served with the complaint and since that date discovery has commenced. In March 2002, the court set the trial for this action for May 19, 2003. In addition to direct costs and diversion of resources that may result, the Company may be obligated to indemnify third parties for costs related to this allegation

In April 2002, Reptron Electronics, Inc. a supplier of certain electronic components to the Company, filed a complaint in the U.S. District Court for the District of Oregon, alleging that the Company had breached a contract to purchase certain components ordered by Reptron during 2000. The complaint seeks damages of approximately $3.9 million.

The Company is involved in other various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on its business, financial condition or results of operations.

7.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) and changes thereto consist of (in thousands):

	Nine Months Ended July 31,	Fiscal Year Ended October 31,
	2002	2001
Beginning balance, net of tax	$4,854	$2,097
Unrealized gain (loss) on available-for-sale securities, net of tax	(3,437)	373
Currency translation adjustment, net of tax	(290)	2,384

Ending balance, net of tax	$1,127	$4,854

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

Operations for the three-month period ended July 31, 2001 included a pre-tax charge of approximately $1.7 million related to fees and expenses associated with the acquisition of Integrated Measurement Systems, Inc. (“IMS”) as well as a pre-tax charge of approximately $1.1 million for severance payments and asset disposals associated with the Company’s headcount reductions.

Operations for the nine-month period ended July 31, 2001 included the above items as well as a pre-tax charge of approximately $45.0 million related to a provision for excess inventory and a pre-tax charge of approximately $3.4 million for severance payments and asset disposals associated with the Company’s headcount reductions.

10.	Subsequent Events

On August 1, 2002, the Company acquired two office and manufacturing buildings in Milpitas, California, for approximately $21.8 million. The Company intends to relocate it corporate headquarters to this facility in 2003.

On August 19, 2002, the Company took steps to reduce headcount by approximately 150 employees or about 11 percent of the workforce, in response to the prolonged downturn in the semiconductor equipment industry and uncertainty as to when the beginning of a sustainable recovery may occur. The headcount reductions were primarily from sales, general and administrative functions. In addition, the Company is currently evaluating other reorganization and restructuring steps. Special charges related to these decisions, including employee severance, asset write-downs, facility consolidation, goodwill impairment and other expenses, are anticipated to be in the range of $15 to $25 million, of which approximately $5 million is expected to require cash. A charge is expected to be recorded in the Company’s fiscal fourth quarter.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue for the first nine months of fiscal 2002 remains significantly lower compared to the same period in fiscal 2001. The test and assembly sector of the semiconductor equipment industry continues to be impacted by a protracted and severe cyclical downturn. There is uncertainty as to if and when the next cyclical growth phase will occur. We believe the fourth quarter order rate will be approximately flat with the business level reported in the third fiscal quarter of 2002. Due to low market visibility we maintain a cautious outlook for future orders and sales levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We historically recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. On November 1, 2000, we changed our revenue recognition policy based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), effective November 1, 1999.

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

Under the SAB 101 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During the first nine months of fiscal 2002, we introduced several new systems and products. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

Inventory Valuation

Due to the dramatic decline in the semiconductor business cycle and direct impact on revenue since early in fiscal 2001, and continued uncertainty over any turn around of the semiconductor equipment industry, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We recorded a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written down, we carry that inventory at its reduced value until it is sold or otherwise disposed of. At July 31, 2002, approximately 28% and 21% of the inventory balances are for our older Quartet mixed signal and Kalos memory product families, respectively.

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

Deferred Taxes

Realization of the net deferred tax assets is dependent on our ability to generate approximately $105 million of future taxable income. Management believes that it is likely that the assets will be realized, based on current estimates of potential future income. However, there can be no assurance that we will meet our expectations of future income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for additional valuation allowances. We are currently completing our planning cycle for fiscal 2003 and when completed, our management will evaluate the potential for the realization of our deferred tax assets and assess the need for additional valuation allowances.

RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold—on net sales	59.7	55.4	61.0	46.3
Cost of goods sold—special charges	—	—	—	17.0

Gross margin	40.3	44.6	39.0	36.7
Operating expenses
Research and development	46.5	41.5	51.8	24.7
Selling, general and administrative	49.3	43.2	55.9	31.5
Amortization of purchased intangible assets	11.0	11.3	12.9	6.5
Special charges	—	5.3	—	2.3

Operating expenses	106.9	101.3	120.6	65.1

Operating income (loss)	(66.6)	(56.8)	(81.5)	(28.4)
Interest and other income	5.4	8.5	6.9	5.4

Income (loss) before income tax provision (benefit)	(61.2)	(48.3)	(74.6)	(23.1)
Income tax provision (benefit)	(21.4)	(18.9)	(26.1)	(8.5)

Net income (loss)	(39.7)	(29.6)	(48.3)	(14.6)

Net Sales

Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $47.7 million for the third quarter of fiscal 2002, representing a decrease of 10% from the net sales of $52.8 million in the comparable period of fiscal 2001. Net sales increased 23% from $38.7 million in the second quarter of fiscal 2002. Although our net sales have risen in the first three quarters compared to sequential decreases each quarter in fiscal 2001, there is uncertainty as to if and when the next growth phase will occur. We maintain a cautious outlook for future orders and sales levels.

International net sales accounted for approximately 54%, 61% and 74% of total net sales in the fiscal nine months of 2002 and fiscal years 2001 and 2000, respectively. Our net sales to the Asia Pacific region accounted for approximately 41%, 38%, and 66% of total net sales in the first nine months of 2002 and fiscal years 2001 and 2000, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

Our net sales by product line in the first nine months of 2002 and fiscal years 2001 and 2000 consisted of:

	Nine month Ended July 31, 2002	Fiscal Years Ended October 31,
		2001	2000
Mixed-Signal	49%	61%	74%
Logic	6	4	11
Memory	18	19	8
Service and software	27	16	7

Total	100%	100%	100%

Revenues from software were not material to our operations in the first nine months of 2002 and fiscal years 2001 and 2000, representing less than 5% of our net sales in each period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 40.3% and 39.0% for the three and nine month periods ending July 31, 2002. For the comparable periods ending July 31, 2001 the gross margins excluding special charges were 44.6% and 53.7% respectively. The drop in gross margins from fiscal 2001 levels reflects the competitive pricing environment as a result of the cyclical downturn in the semiconductor equipment industry and higher costs caused by under-absorption of manufacturing expenses. We expect gross margins to remain low for the balance of fiscal 2002 due to the ongoing competitive pressure on average selling prices, and manufacturing inefficiencies resulting from the current low business levels.

Research and Development

Research and development (or “R&D”) expenses were $62.7 million in the first nine months of fiscal 2002, a decrease of 4.3%, or $2.8 million from the same period of fiscal 2001. The decrease in spending reflects company wide shutdown periods, salary reductions, and small headcount reductions in 2002 when compared to 2001. As a percentage of net sales, R&D expenses were 51.8% for the first nine months of 2002, compared to 24.7% for the same period in fiscal 2001. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements for the foreseeable future. Accordingly, we expect R&D expenses to remain at current levels for the remainder of fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses (or “SG&A”) were $67.6 million in the first nine months of fiscal 2002, representing a $15.8 million or 18.9% decrease from the comparable period of fiscal 2001. The lower spending in 2002 was primarily due to lower sales commissions on lower sales volumes and decreases in payroll related expenses due to lower headcounts, salary reductions, and company wide shutdown periods in fiscal 2002. As a percentage of net sales, SG&A expenses were 55.9% for the first nine months of fiscal 2002, compared with 31.5% for the corresponding period in fiscal 2001. This increase as a percentage of net sales is primarily due to the significantly lower sales levels in fiscal 2002 compared to fiscal 2001. We expect SG&A expenses for the remainder of fiscal 2002 to remain level with those recorded in the third fiscal quarter as the headcount reductions made in August 2002 are likely to be offset by the recent restoration of salaries and the project expenses associated with the consolidation of IMS operations into Hillsboro, Oregon.

Amortization of Goodwill and Purchased Intangibles

Amortization of goodwill and purchased intangible expenses was $15.6 million in the first nine months of fiscal 2002, compared to $17.3 million for the same period in fiscal 2001. The decrease in year over year amortization expense is due to a write down in the value of goodwill and purchased intangible assets of $8.9 million in the fourth quarter of fiscal 2001. This action resulted in a decrease in the quarterly amortization charge by about $0.7 million per quarter which was offset in fiscal 2002 by the added amortization of the DCI and Rabkin acquisitions, when compared to fiscal 2001 (see Note 2 of the Consolidated Financial Statements in the 2001 Form 10-K for further discussion).

Interest and Other Income Expenses, Net

We generated net interest and other income of $8.3 million for the first nine months of fiscal 2002, as compared to $14.2 million for the same period of fiscal 2001. The decrease in fiscal 2002 was due to lower average cash and investment balances and decreasing returns on our cash investments as longer-term investments mature and are re-invested at currently lower short-term interest rates.

Income Taxes

Our estimated effective tax benefit rate for the first nine months of fiscal 2002 was 35.0% compared to an effective tax rate benefit of 37.0% in the first nine months of fiscal 2001. The estimated tax benefit rates for fiscal 2002 and 2001 are less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization. The estimated tax benefit rate for fiscal 2002 is lower than in fiscal 2001 due to the increased relative impact of non-deductible goodwill amortization in the fiscal 2002 forecast. The tax rate applied to pre-tax book income (loss) for the first nine months is computed based on a projected effective tax benefit rate for the year.

Realization of the net deferred tax assets at July 31, 2002 is dependent on our ability to generate approximately $105 million of future taxable income. Our management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. We are currently completing our planning cycle for fiscal 2003 and when completed, our management will evaluate the potential for the realization of our deferred tax assets and assess the need for additional valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

The net cash outflows from operating activities for the nine months ended July 31, 2002 was $15.1 million. The net cash flows used by operating activities for the first nine months of fiscal 2002 was primarily due to a net loss before depreciation and amortization of $18.5 million offset by fiscal year to date income tax refunds of $52.9 million.

Investing activities provided net cash flows of approximately $33.5 million in the nine months ended July 31, 2002 resulting from the net sales of available-for-sale securities of $48.7 million offset by approximately $15.2 million for purchases of property and equipment and other assets to support our business.

Financing activities provided net cash flows of $5.8 million for the nine months ended July 31, 2002. The cash for the first nine months of fiscal 2002 was provided from the issuance of common stock through our employee equity plans.

As of July 31, 2002 we had working capital of approximately $342.1 million, including cash and short-term investments of $168.3 million, and accounts receivable and inventories totaling $162.1 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates” above.

Our principal sources of liquidity as of July 31, 2002 consisted of approximately $69.0 million of cash and cash equivalents, and short-term investments of $99.3 million. In addition, we had $106.7 million of available-for-sale securities, classified as long-term investments at July 31, 2002.

We have an agreement with a captive leasing company whereby we issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to us a security interest to secure the obligations of the leasing company as a result of any payments by us pursuant to the guaranty. At July 31, 2002, the debt of the leasing company subject to this guaranty was $5.0 million.

The Company leases its facilities and equipment under operating leases that expire periodically through 2006. The approximate future minimum lease payments under operating leases for facilities and equipment at July 31, 2002 are as follows (in thousands):

Lease Payments
2002	$981
2003	5,128
2004	3,517
2005	1,461
2006	163
Thereafter	—

$11,249

In addition to the lease commitments above, at July 31, 2002, we have open and committed purchase orders totaling approximately $21 million.

On August 1, 2002, we acquired two office and manufacturing buildings in Milpitas, California, for approximately $21.8 million paid for in cash. We may seek to raise capital by financing the purchase of this property for the purchase price and a portion of the planned improvements.

On August 19, 2002, we took steps to reduce headcount by approximately 150 employees or about 11 percent of the workforce, in response to the prolonged downturn in the semiconductor equipment industry and uncertainty as to when the beginning of a sustainable recovery may occur. In addition, we are currently evaluating other reorganization and restructuring steps. Special charges related to these decisions, including employee severance, asset write-downs, facility consolidation, goodwill impairment and other expenses, are anticipated to be in the range of $15 to $25 million, of which approximately $5 million is expected to require cash. A charge is expected to be in recorded in our fiscal fourth quarter.

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

In August 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We are currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

In July 2002, the FASB approved Statement of Financial Accounting Standards (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS 146 will have a material effect on our financial position or results of operations.

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

        We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our ValStar 2000 and Kalos series testers as well as certain enhancements to our existing testers. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 101, we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This will result in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We have introduced several new systems and products during the first nine months of fiscal 2002. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in average selling price from $200,000 to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In fiscal 2001 and 2002, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

Revenue growth has been adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. There is uncertainty as to if and when the next cyclical growth phase will occur. Our belief regarding the downturn is based on weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. Although, we anticipate similar revenue levels in the fourth quarter ending October 31, 2002 to that of the third fiscal quarter, revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or about 400 people. We took a charge related to this reduction in force of approximately $2.0 million in our second quarter of fiscal 2001, $1.0 million in our third fiscal quarter and another $0.2 million in the fourth fiscal quarter of 2001. Additionally, remaining employees were required to take time off in the second, third and fourth quarters of fiscal 2001, as well as the first quarter of fiscal 2002. Other initiatives, including a temporary domestic pay cut, a four-day workweek for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, were also implemented. In August of 2002, we reduced headcount by approximately 11%, or approximately 150 people, primarily from our selling, general and administrative functions. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

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

In the first nine months of fiscal 2002, our net sales fell 54% from those recorded in the first nine months of fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 63%. In fiscal 1999, we generated revenue of $37.7 million in the first quarter and $97.0 million in the fourth quarter, an increase of 157%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are expanding and intend to continue the expansion of our product lines.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001 we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002 we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy that is in accordance with SAB 101, we will be deferring revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This will result in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit by us. We invested and continue to invest significant resources in plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not be adversely impacted by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 20%, 13% and 42% of our net sales in the first nine months of fiscal 2002 and the entire fiscal years 2001 and 2000, respectively. Our agreement with Spirox can be terminated for any reason on 90 days prior written notice. The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top ten end user customers have recently accounted for a substantial portion of our net sales. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

International sales accounted for approximately 54%, 61% and 74% of our total net sales for the first nine months of fiscal 2002 and for the fiscal years 2001 and 2000, respectively. As a result, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 41%, 38% and 66% of our total net sales in the first nine months of fiscal 2002 and fiscal years 2001 and 2000, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

In the first nine months of fiscal 2002 we have one U.S. based customer that represents more than 10% of our business and one Taiwan based customer that represents more than 10% of our business. Two end-user customers headquartered in Europe accounted for approximately 13% and 11% respectively, of our net sales in fiscal 2001 and one end-user customer headquartered in Taiwan accounted for 17% of our net sales in fiscal 2000.

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

In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, for the period November 1, 2001 through September 6, 2002 the price of our common stock has ranged from a closing high of $24.64 to a closing low of $10.64. In fiscal 2001, the price of our common stock ranged from a closing high of $29.50 to a closing low of $11.26. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance. We believe that fluctuations of our stock price may be caused by a variety of factors, including:

•	announcements of developments related to our business;

•	fluctuations in our financial results

•	general conditions in the stock market or around the world, terrorism, or developments in the semiconductor and capital equipment industry and the general economy;

•	sales or purchases of our common stock in the marketplace;

•	announcements of our technological innovations or new products or enhancements or those of our competitors;

•	developments in patents or other intellectual property rights;

•	developments in our relationships with customers and suppliers;

•	a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts’ expectations or an outbreak of hostilities or natural disasters; or

•	acquisition or merger activity and the success in implementing such acquisitions or other business combinations.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks last year in the United States and the U.S. retaliation for these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted in the remainder of fiscal 2002 and beyond.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure and compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to final rules and rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

	Balance at 10/31/01	Future maturities of investments held at July 31, 2002
		2002	2003	2004	2005	2006	Thereafter
Cash equivalents
Fixed rate	$44,309	$68,973	—	—	—	—	—
Average rate	2.65%	2.34%	—	—	—	—	—
Short term investments
Fixed rate	$96,497	$13,712	$85,578	—	—	—	—
Average rate	6.70%	6.44%	4.95%	—	—	—	—
Long term investments
Fixed rate	$160,607	—	$42,907	$31,738	$18,332	—	$12,210
Average rate	5.60%	—	4.78%	4.28%	6.38%	—	5.05%

Total investment securities	$301,413	$82,685	$128,485	$31,738	$18,332	—	$12,210
Average rate	5.52%	3.26%	5.41%	4.28%	6.38%	—	5.05%
Equity instruments	$1,282	$1,482	—	—	—	—	—

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

Item 4.     Controls and Procedures

Not applicable

PART II.—OTHER INFORMATION

Item 1.     Legal Proceedings

In July 1998, we received a written allegation from inTEST IP Corp., or with its patent licensee inTEST Corporation, inTEST, that we were infringing a patent held by inTEST. We have since then engaged in sporadic discussions with inTEST concerning this matter. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001 we were served with the complaint and since that date discovery has commenced. In March 2002, the court set the trial for this action for May 19, 2003. In addition to direct costs and diversion of resources that may result, we may be obligated to indemnify third parties for costs related to this allegation.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Real Estate Purchase

On March 25, 2002, we entered into a Real Estate Purchase and Sale Agreement, which agreement was amended on May 8, 2002, to acquire two office and manufacturing buildings in Milpitas, California for approximately $21.8 million. As originally anticipated, this transaction closed on August 1, 2002. We intend to relocate our corporate headquarters to this facility in 2003. In addition, we may seek to raise capital by financing the purchase of this property for the purchase price and a portion of the planned improvements.

Reduction in Force

On August 19, 2002, we took steps to reduce headcount by approximately 150 employees, or about 11 percent of the workforce, in response to the prolonged downturn in the semiconductor equipment industry and uncertainty as to when the beginning of a sustainable recovery may occur. The headcount reductions were primarily from sales, general and administrative functions. In addition, we are currently evaluating other reorganization and restructuring steps. Special charges related to these decisions, including employee severance, asset write-downs, facility consolidation, goodwill impairment and other expenses are anticipated to be in the range of $15 to $25 million, of which approximately $5 million is expected to require cash. A charge is expected to be recorded in our fiscal fourth quarter.

Resignation of Executive Officer

On August 31, 2002, Mr. Keith L. Barnes resigned his position as our Executive Vice President. Mr. Barnes will continue to serve as our Strategic Projects Manager through December 31, 2002. In connection with his resignation Mr. Barnes has informed us that he intends to cancel his Rule 10b5-1 stock selling plan.

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
John R. Detwiler John R. Detwiler, Senior Vice President, Chief Financial Officer and Secretary

Date: September 13, 2002

CERTIFICATIONS

I, Graham J. Siddall, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Credence Systems Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ GRAHAM J. SIDDALL
Graham J. Siddall Chairman of the Board and Chief Executive Officer

Date: September 13, 2002

I, John R. Detwiler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Credence Systems Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ JOHN R. DETWILER
John R. Detwiler Senior Vice President, Chief Financial Officer and Secretary

Date: September 13, 2002

EXHIBIT INDEX

Exhibit Number

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002