Form 10-K
period 2002-10-31
CREDENCE SYSTEMS CORP
filed 2003-01-29
CIK 893162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For	the fiscal year ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                              to

0-22366
(Commission file number)

CREDENCE SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2878499 (I.R.S. Employer Identification No.)

215 Fourier Avenue, Fremont, California (Address of principal executive office)	94539 (Zip Code)

(510) 657-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 30, 2002 was approximately $1,226,848,612 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 3, 2003, approximately 60,941,991 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 19, 2003 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this report.

PART I

Item 1.    Business

We design, manufacture, sell and service engineering validation test and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute software products that provide automation solutions in the design and test flow fields. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile, and static and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage and second, as they are produced in high volume. Our software products enable design and test engineers to develop and trouble shoot production test programs prior to fabrication of the device prototype. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

We were incorporated in California in March 1982 to succeed to the business of a sole proprietorship and were reincorporated in Delaware in October 1993. “Credence” or the “Company”, “we”, “us” and “our” refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 215 Fourier Avenue, Fremont, CA 94539, and our telephone number is (510) 657-7400. Our worldwide website address is www.credence.com. “Credence Systems Corporation,” “Credence,” “IMS” “Fluence,” “SC,” “ValStar,” “Quartet,” “Quartet One,” “Octet,” “ Electra,” “Vanguard,” “Wavebridge,” “MemBIST,” “TDS,” “TDX,” “Triton,” “EPRO,” “BOST,” “MemBOST,” “Kalos,” “DUO,” “TMT,” “MVNA,” “Opmaxx,” “DirectTest” and “Virtual Test” are our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies.

Background

The semiconductor industry’s successful production of increasingly smaller, faster and more sophisticated ICs has made semiconductor devices available for a wide range of applications. This trend, together with a continual drive to reduce production costs, has resulted in reduced average selling prices and semiconductor content growth in almost all appliances ranging from dishwashers to automobiles, cell phones to PDAs and laptops to servers. At the same time semiconductors have emerged as the building blocks of the communications, internet and telephony infrastructures. It has become increasingly important for semiconductor manufacturers to seek ways to reduce manufacturing costs while improving their time to volume production and profit.

The process of designing and manufacturing ICs is complex and capital-intensive, involving stages of design, prototype manufacture, engineering validation test of the prototypes, device manufacture and production test. Each stage in this process has come under pressure as integrated circuits have increased in complexity and speed. At the design stage, advances in electronic design automation, or EDA, software have allowed design engineers to work with integrated circuit designs at increasingly higher levels of abstraction, permitting engineers to design significantly more complex integrated circuits in less time. The ability to design more complex and capable circuits, together with advances in manufacturing processes, has resulted in an approximate doubling of chip speed and complexity every two years. However, as integrated circuits have become more complex and as device manufacturers have increasingly sought ways to introduce products to market more rapidly, critical limitations have become increasingly apparent in the IC design-to-production process flow.

Today, IC design and manufacturing is, to a large extent, a serial process that crosses organizational, functional and often geographical boundaries. In general, a design has to be complete before prototypes can be built; prototypes have to be built before they can be tested; and prototypes have to be production-ready before production test software can be debugged and refined. Production test software can take significant time to debug and refine, so the need to wait until a physical part has been produced to perform that process delays an

IC’s introduction to the market. Even then, test failures can raise the question of whether the IC itself is flawed, or the test has an error. In addition, an IC’s design may be so sophisticated that some or all of its functionality cannot effectively be tested. Designs that are discovered to be un-testable when produced require another iteration of the integrated circuit process flow. These challenges are further exacerbated within semiconductor manufacturers by traditional organizational boundaries where design responsibilities end at pre-silicon verification and ownership is transferred to test engineering to create suitable test programs to uncover faults that may occur in production and by the increased level of outsourcing which physically separates the design and test functions. Additionally, the process and technology used to develop and debug production test programs has often been inefficient and inadequate.

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

Production testing is a principal element in the cost structure of semiconductors. Purchasers of production testers now examine more carefully the total cost of ownership of ATE comprising of the initial purchase price of the tester, as well as the tester’s reliability, flexibility, size, power and air conditioning requirements, upgradeability, maintenance costs and spare parts.

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

There are two dominant process technologies used to develop the ICs used in ATE: emitter-coupled logic, or ECL, and complementary metal oxide semiconductor, or CMOS. Although CMOS technology allows higher functionality per chip and requires less power to operate, ATE based exclusively on CMOS technology has been limited by the inability of CMOS to meet the timing and measurement demands of semiconductor testing. Historically, although the speed of CMOS was acceptable, its timing stability was not. This problem results from the tendency of CMOS circuits to experience timing drift as a function of temperature and voltage variation during tests. To fully benefit from the economic and other advantages of CMOS technology, the challenge has been to control this drift characteristic in order to produce semiconductors for ATE that meet the performance requirements of semiconductor testing.

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

The Credence Solution and Strategy

We provide high performance IC engineering validation test systems that address the engineering and production test requirements of increasingly complex devices. Our engineering validation test systems test logic devices, mixed-signal devices that combine both analog and digital functionality and memory devices. Our engineering validation test systems can also be used to test selected functions of highly integrated, or system-on-a-chip, or SoC, devices. By keeping pace with the industry’s advances in speed and pin count requirements, our solutions enable customers to reduce the time required for verification, characterization and failure analysis. This generally results in lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today’s increasingly complex integrated circuits. Our validation systems give engineers a more flexible and cost-effective way to verify and characterize prototype integrated circuits and to perform failure analysis. Each validation system integrates the functions of a variety of individual test instruments into a single system consisting of both hardware and software that offers increased verification and characterization performance with significant cost savings. Our engineering validation test technology allows our systems to send and receive data from an integrated circuit at the same speeds the circuit will experience in actual use. As a result, design and test engineers can better identify failures, assess areas of concern, run rapid diagnostic sequences to pinpoint the causes of failure and identify changes needed to correct design errors or weaknesses.

We have developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable us to produce ATE production test systems that are smaller and require less power than those based on ECL technology. These testers are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today’s ATE market. CMOS technology allows the circuits used in our testers to be reduced, or scaled down in size as IC process technology improves. This scalability feature enables us to develop and manufacture smaller, higher performance circuits for use in our testers at what we believe to be a lower cost, and with a potentially shorter development cycle, than traditional process technologies.

We believe our software solutions enable test engineers to develop, refine and debug production test software early in the IC design and production process, even before a prototype of the IC is produced. By allowing production test programs to be developed and debugged while the integrated circuit is being designed and validated, our software can significantly reduce the time required to introduce integrated circuits to market.

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

•
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

•
Provide Innovative Solutions to Test Increasingly Complex Devices.    We intend to keep pace with rapid advances in integrated circuit design and test by introducing new engineering validation test systems and related software designed to test higher speed and higher pin count devices. We intend to continually enhance our existing systems to add valuable features and functions that meet our customers’ evolving needs.

•	Lower Total Cost of Ownership. We seek to provide ATE to our customers at a lower total cost of ownership than many competing products currently available while meeting the performance requirements of our customers. We believe that the system price, reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts, of our testers enable our customers to more cost effectively test ICs.

•
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

•
Target Diverse, High-Volume Markets.    Our products target the testing of digital logic, analog mixed-signal, SoC, memory and radio frequency devices that are used in a broad range of growing end-user market segments. Our products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware and communications infrastructure.

•
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

•
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

Products

We currently offer a wide variety of products that test digital logic, analog, mixed-signal, SoC, dynamic random access memory, or DRAM, static random access memory, or SRAM, non-volatile or Flash memory and radio frequency wireless ICs. Digital logic semiconductors produce discrete on and off logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Analog semiconductors control external functions such as sound, graphics, and motor controls by producing continuous varying voltage or current signals. When these analog functions are combined onto a digital IC, the resulting device is considered a mixed-signal device and as the levels of integration increase, the circuit is termed an SoC device. For memory devices, DRAM loses data without power while non-volatile memory semiconductors retain their data when the power is turned off. RF wireless IC’s are the devices that receive, transmit and convert radio frequency signals typically used in cellular telephones and other communications devices.

Our CMOS-based ATE products—the SC, Quartet and Octet series—are designed to test high speed devices used in applications such as networking and personal computing as well as multimedia, digital television, high-

definition television and personal communications. Our memory product line, the Kalos Series, tests non-volatile memory, or NVM, devices, including ROM, EPROM, EEPROM and Flash memories, which are used in high volume applications in the consumer, automotive and telecommunications markets.

During fiscal 2002, we introduced five new products, or modifications to existing products. The Octet series high performance configurable SoC test platform retains compatibility with the earlier generation Quartet but provides twice the pin count with 1024 channels and four times the performance with 800Mb/sec data rates. The Octet is targeted toward high performance SoC devices. The ASL 3000 extends our ASL product line providing digital capability on the analog-focused product line. The ASL 3000 is targeted toward cost-sensitive mixed signal applications. To address the high performance, low cost RF IC market, we introduced the ASL 3000RF, which incorporates our proprietary Modulated Vector Network Analyzer, or MVNA technology. In the engineering validation market, we introduced the Gemini MS product that combines digital performance with new analog measurement technologies. Adding to our design to test portfolio, we introduced a new version of our Test Developer product with improved cyclization and software algorithms.

In January 2003, we announced the acquisition of substantially all of the assets of SZ Testsysteme AG and SZ Testsysteme GmbH. The Credence-SZ division will operate with approximately 135 contracted personnel from a facility located in Amerang, Germany and focus on the advanced analog, power automotive, and communications markets.

In November 2002, we announced the planned sale of our subsidiary, Dimensions Consulting Inc., or DCI. DCI has approximately 15 employees and specializes in providing interface solutions for the semiconductor test and development market through its high-performance ATE board designs and test socket systems. We anticipate that the transition will be consummated during the first fiscal quarter of 2003.

In November 2002, we announced the planned acquisition of Optonics, Inc, or Optonics. Optonics, headquartered in Mountain View, California, is a leading technology supplier of integrated solutions for emission-based optical diagnostics and failure analysis. Optonics has approximately 36 employees and the acquisition closed on January 22, 2003.

During fiscal 2001 we acquired DCI, the principal assets of Rich Rabkin & Associates, Inc., or Rabkin, and IMS. DCI specializes in providing interface solutions for the semiconductor test and development market through ATE board design and test socket systems. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. DCI and Rabkin were integrated into our Memory Products Division to offer test solutions that we believe increase manufacturing efficiencies and provide faster time to market for our customers. IMS designs, manufactures, markets and services high-performance engineering validation test systems. These systems are used to test, at the prototype stage, complex digital, mixed-signal and memory devices. In addition, IMS develops, markets and supports a line of virtual test software that we believe enables design and test engineers to develop and debug production test software prior to fabricating the prototype of the actual device. During fiscal 2001, we merged our wholly owned subsidiary, Fluence, into IMS. During fiscal 2002, we merged IMS into the Company.

During fiscal 2000 we acquired TMT, Inc., Modulations Instruments, Inc., or MI, and NewMillennia Solutions, Inc., or NMS. The TMT product line includes the ASL 1000, targeted at testing analog function ICs, and the RFx, targeted at testing RF wireless ICs. During fiscal 2000 we introduced the ASL 2000 targeted at testing many analog devices in a multisite mode as well as providing significant expansion capability for our customers in the future. MI provides test solutions for the design and manufacturing of RF semiconductor and wireless infrastructure component markets. MI holds proprietary intellectual property for performing S-Parameter measurements using complex modulated signals. Our Modulated Vector Network Analyzer, or MVNA technology allows accurate measurement of devices stimulated with signals matching their end-use operating environment.

The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds (ps) or nanoseconds (ns), the number and characteristics of the pins and the density, in megabits(Mb), of the device that can be tested:

Product	Series	Models	Market and Basic Features	Typical Devices Tested

Digital	SC	SC312 SC Micro	ATE: 50-100 MHz 64-304 Pins + 350-500 ps accuracy	Microcontrollers, ASSPs, DSPs and FPGAs

	IMS Vanguard	300 500 550	Engineering validation test: Up to 1Gbs +/- 200 ps accuracy 16-512 Pins	Microprocessors, -Network Processors, Chipsets, ASICs, Multi-Chip Modules

SoC, Mixed-Signal	Octet	Octet 400 Octet 800	ATE: 1024 digital pins 400-800 Mbs +/- 150 ps accuracy Analog, Video, Audio	Multimedia devices, mass storage, DSPs, ASICs, Datacom and specialty devices, mobile communication devices, complex audio devices

	Quartet	One	ATE: 512 digital pins 200 MHz +/- 175 ps accuracy Analog, Video, Audio	Multimedia devices, mass storage, DSPs, ASICs, Datacom and specialty devices, mobile communication devices, complex audio devices

	ASL	ASL 3000	ATE: Up to 32 analog instruments with expansion for up to 64 pins of digital and DSP instruments.	Personal communications, A/D and D/A converters as well as multi-site test of traditional linear devices

	IMS Electra	Electra, Electra MX	Engineering validation test: 16-576 digital pins 200 MHz Digital 2.4GHz Analog	High pin count SoC’s, A/D and D/A converters, PLL’s

	IMS Gemini	Gemini MS	Engineering validation test: 336 digital pins 330 MHz Digital 2.4GHz Analog

Memory	KALOS	Kalos, Kalos xw, Kalos (xp), Personal Kalos	ATE: 50/70 MHz Up to 1G fail memory +/- 1ns Accuracy	Flash memories, EEPROM, EPROM, MROM, Microcontrollers and NVM ASICs

	IMS Orion	Orion	Engineering validation test: 200MHz 48-80 Pins 1 Gbit fail memory	SRAM, DRAM, Rambus

Analog Test Products	ASL	ASL 1000	ATE: Up to 19 analog instruments with 32 14MHz digital pins	Analog or Linear IC such as battery power management IC. Traditional linear devices such as Op-Amps, comparators and regulators

Product	Series	Models	Market and Basic Features	Typical Devices Tested

Radio Frequency (RF) Wireless	RFx	RFx	ATE: Up to 8 ports of 6GHz RF with Analog and digital instruments.	Wireless communications IC such as Power amplifiers (PAs), Low Noise Amplifiers, Mixers and synthesizers

	ASL	ASL 3000RF	ATE: Up to 8 ports of 6GHz RF with Analog and digital instruments. MVNA technology	Wireless communications IC such as PAs, Low Noise Amplifiers, Mixers and synthesizers. Bluetooth, CDMA, GSM, and 802.11 WLAN compatible devices

Software	Design to Test	Test Developer	Generates tester specific files from simulation (EDA) files. Verifies timing specification	Tools apply to digital logic circuits

	Design to Test	Virtual Test	Accelerates the development and debug of test programs	Tools apply to digital logic devices

	Design to Test	MS BIST	BIST generation for digital, analog and mixed-signal devices	Tools apply to analog, high-speed digital and mixed-signal devices

Digital Products

SC.    In fiscal 1997, we expanded the SC series by introducing and shipping the SC 312, which runs at a higher speed (100 MHz) and has improved accuracy over its predecessor, the SC 212. The SC Micro is a cost-reduced version of the SC 312. This system offers our customers a full capability test system at a price currently below $2,000 per digital pin channel. This per channel price has previously been available only in test systems with reduced functionality-requiring users to compromise the quality of their device testing. The SC Micro retains the customer’s test quality while lowering its test costs. The purchase price of these testers typically ranges from $200,000 to $500,000 depending upon configuration.

IMS Vanguard.    The IMS Vanguard, our flagship engineering validation test product introduced by IMS in 1999, can send and receive data from integrated circuits under test at up to 1 Gbs and accounted for the majority of logic family sales in 2002. The logic engineering validation test system family includes the Vanguard 500, 330 and most recently introduced 550. The IMS Vanguard systems sell for between $0.7 million and $2.3 million depending on configuration.

SoC and Mixed-Signal Products

Octet.    Octet is our latest generation, high performance SoC configurable test platform. Introduced in July 2002 and first shipped in October 2002, the product is currently being evaluated by a small number of customers. No revenue has yet been recorded for this product. Octet targets high performance SoC chips used in chipsets, graphics, audio, video, mass storage and wireless baseband markets. Featuring up to 1024 digital pins and a selection of high performance analog instruments, the Octet is a production ready, high performance tester and meets the market requirements for low cost of test. Prices range from $1.0 million to $2.5 million depending on configuration.

Quartet.    Quartet is our high performance mixed-signal product series. The Quartet One was introduced in 1998 and started shipping in early fiscal 1999. Quartet builds on the Duo series by addressing the needs of device manufacturers serving the consumer mixed-signal, or CMS, marketplace. CMS devices combine the power of digital processors with CD quality audio, broadcast video and wireless communications onto a single, cost sensitive SoC. The Quartet One, the first of the Quartet series, addresses all four of these requirements in an integrated, ready for volume production package. With 200 MHz digital, 20 bit audio and 300 MHz video, Quartet One is designed to meet the demands of the most complex SoC devices. With typical system prices between $0.5 million and $1.5 million depending on configuration, the Quartet provides a low cost of test required by the CMS market.

ASL 3000.    Introduced in fiscal 2002, the ASL 3000 is an extension of the ASL product line featuring an increased number of mixed signal instruments, expansion to 64 pins of digital capability, and DSP based mixed signal test. The ASL 3000 is capable of testing more complex devices and more devices in parallel and targets a wide range of ICs used in personal communications. The purchase price of the ASL 3000 ranges from $150,000 to $350,000 depending on configuration.

IMS Gemini MS.    Our mixed-signal engineering validation test systems are used by customers to verify the designs of complex integrated circuits containing both digital and analog functionality. These mixed-signal integrated circuits are used in applications such as cellular phones, internet appliance, set top boxes and cable modems. The IMS Gemini MS is also used to test selected functions of highly-integrated, or system-on-chip, designs. Depending on configuration, the system can send and receive data from integrated circuits under test at up to 330 MHz. The IMS Gemini MS sells for between $0.7 million and $1.5 million depending on configuration.

IMS Electra.    The Electra system can send and receive data from integrated circuits under test at up to 200 MHz. Our Electra series includes the Electra, which can test mixed-signal integrated circuits with up to 224 pins, and the Electra MX, which can test mixed-signal integrated circuits with up to 576 pins. Our Electra series systems sell for between $0.3 million and $2.1 million.

Memory Products

Kalos.    Introduced in November 1997, the Kalos is a highly integrated, parallel system designed to test flash memory. Running at 50 MHz, it provides multi-site testing and is designed to lower the customer’s cost of test. The Kalos features a unique tester-on-a-card architecture, which places all test functions for each site on a single card and thus reduces floor space and power consumption while increasing performance. The typical purchase price of the Kalos ranges from $0.4 million to $1.2 million depending on configuration.

Kalos (xp).    Introduced in fiscal 1999, the Kalos (xp) is based upon the Kalos tester. The Kalos (xp) features a wider, 96 pin test site enabling testing of high pin count NVM and flash memory core microcontroller devices. Kalos (xp) provides up to eight site-in-parallel test capabilities in a small footprint tester package.

Kalos xw.    Introduced in fiscal 2000, the Kalos XW is based upon the Kalos tester and features 32 test sites, twice as many test sites as the standard Kalos system.

Personal Kalos.    Personal Kalos is a desktop engineering version of the high-throughput Kalos tester. The typical price for a Personal Kalos ranges from $50,000 to $120,000 depending on configuration.

IMS Orion.    The IMS Orion is used by our customers to verify the designs of the most common types of memory integrated circuits, including complex SRAMs and DRAMs. The IMS Orion will send and receive data from integrated circuits under test at speeds up to 200 MHz/400 Mbs. Depending on configuration, these memory validation systems sell for between $400,000 and $600,000.

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

ASL 1000.    The ASL 1000 was introduced in fiscal 1996. This system is highly configurable and targeted at testing the traditional analog building block ICs. As the traditional analog or linear device manufactures move to more efficient manufacturing, the multi-site test capability of the ASL 1000 has proven to be very effective at reducing their cost of test. The purchase price of the ASL 1000 ranges from $90,000 to $250,000 depending on configuration.

RF Wireless Test Products

Our RF wireless test products provide tools to IC manufacturers for use in characterization and production test of high performance, cost sensitive RF devices.

ASL 3000RF.    Introduced in early 2002 and first shipped in May 2002, the ASL 3000RF extends the ASL 3000 product line by incorporating proprietary MVNA technology to test RF devices. No revenue has yet been recorded for this product. The ASL 3000RF is targeted at cost effective testing of RF front-end devices that are typically manufactured using Gallium Arsenide, or GaAs, Bi-polar or Bi-CMOS technology. The devices, Power Amplifiers, or PAs, Low Noise Amplifiers, or LNAs, Synthesizers, Mixers and Switches and integrated combinations of these, or Base band chips, are used in both digital and analog cell phones. Providing capability to test devices compliant with Bluetooth and 802.11 standards, the ASL 3000RF delivers high performance, high throughput and leading cost of test economics. Prices range from $400,00 to $750,000 depending on configuration.

RFx.    The RFx, a product acquired through the TMT acquisition, was first introduced in fiscal 1998 and is made up of specialized RF test instruments combined with the analog instrumentation of the ASL product line. The RF instruments are capable of testing up to 6GHz in either the scalar or vector method of testing RF parameters The purchase price of the RFx typically ranges from $400,000 to $750,00 depending on configuration.

Software Products

Our software products for IC manufacturers and test and assembly contractors help create detailed tests to ensure product quality and shorten time-to-market.

TestDeveloper.    This product simplifies the complex SoC test program development task for the semiconductor industry by taking waveform data from simulator-specific representations in the design environment, analyzing this data and then transforming the data into specific tester environments to be used in either device verification or production test. TestDeveloper connects design to test by interfacing to commonly used design simulators, and by offering numerous TesterBridge modules available for a variety of ATE models.

VirtualTest Software.    To address the need for shorter test development times and lower cost, this product accelerates the development and debug of a test program, creates a model of the test environment, develops and tests fixtures and documents the entire test process. VirtualTest Software simulates the ATE environment enabling test engineers to develop and debug test programs in parallel with the design, prototype manufacturing and engineering validation test processes. With VirtualTest Software, test development work can begin before the device design is completed.

MSBIST.    The mixed-signal built-in self-test product line generates on-chip testing of analog-to-digital converters, digital-to-analog converters and high precision jitter measurements for advanced devices by inserting proprietary test techniques into the design before it is manufactured.

Customers, Markets and Applications

We target digital logic, analog, mixed-signal, dynamic random access memory, non-volatile memory device, RF and SoC manufacturers that serve a broad range of growing end-user market segments. Our customers design, manufacture and test semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions, wireless LAN and multimedia hardware.

In addition to marketing our products to major semiconductor manufacturers, we have developed relationships with numerous assembly and test services companies. Semiconductor manufacturers and fabless semiconductor companies utilize these subcontractors as a means of lowering their fixed production costs, thus minimizing the effects of cyclicality inherent in the semiconductor industry. As a result, these assembly and test services companies are an increasingly important segment of the ATE market.

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

We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 2002, our order backlog for systems, exclusive of orders for software, spare parts, service and support, was approximately $51.2 million plus an additional $9.4 million of deferred revenue under Staff Accounting Bulletin 101, or SAB 101, as compared with $33.5 and $20.5 million, respectively, as of October 31, 2001. During fiscal years 2001 and 2002, we experienced order cancellations and customer-requested shipment delays in connection with the cyclical downturn in the semiconductor industry. We believe it is probable that order cancellations and customer-requested shipment delays will continue to occur in the future.

Sales, Service and Support

We currently market and sell our products in the United States principally through our direct sales organization, with direct sales employees and representatives in over 14 locations. Outside the United States, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 18 countries. Shipments through distributors represented approximately 35%, 44%, and 54% of net sales during fiscal years 2002, 2001, and 2000, respectively.

Our distributors and we have sales and support centers located in the United States, Europe, Israel, and throughout Asia from which both direct Credence personnel and independent sales and service representatives sell and support our products. We believe that field support is critical to our customers. Support encompasses many of the components of the total cost of ownership for test equipment. We seek to develop long-term relationships with major customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers’ systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

In fiscal 2002 we combined our separate Japan operations under our joint venture with Innotech Corporation. Both companies originally formed this joint venture in 1997 to engage in the customization and manufacture of ATE products for sale in Japan. In March 1996, we established a service and support subsidiary in Korea. We also have a relationship with Itek, Inc., a distributor of our products in Korea.

In fiscal 2000 we purchased our European distribution companies from their owner-managers. These subsidiaries provide sales, support and services to our customers in Europe and Israel.

We have an agreement with a non-related leasing company. In addition to leasing and financing activities, we also provide certain remarketing services to customers through such company. We have issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to us a security interest to secure the obligations of the leasing company as a result of any payments by us pursuant to the guaranty. At October 31, 2002 and 2001, the outstanding amount of debt of the leasing company subject to our guaranty was $5,000,000 and $8,750,000, respectively.

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

We have pursued a technology acquisition strategy to complement our internal research and development efforts, including:

•	in 1988, we completed the acquisition of Axiom Technology Corporation, which added mixed-signal testing capability;

•	in 1989, we completed the acquisition of ASIX Systems Corporation, which added one of our proprietary CMOS stabilization methods;

•	in 1990, we acquired the STS Division of Tektronix Inc., which added a second proprietary CMOS stabilization method;

•	in 1993, we acquired various patents from Tektronix;

•	in March 1995, we acquired EPRO, which added non-volatile memory testing capability;

•	in July 1997, we acquired, through our subsidiary Fluence, specified assets and assumed specified liabilities of Test Systems Strategies, Inc., a wholly owned subsidiary of Summit Design, Inc.;

•	in August 1997, we acquired through Test Systems Strategies fault simulation and test program development products of Zycad;

•	in June 1998, we purchased specified assets from Heuristics Physics Labs (HPL) which added memory BIST design and test applications capability;

•	in September 1999, we acquired Opmaxx through Fluence, which added analog design optimization and fault analysis technology and BIST products;

•	in May 2000, we acquired TMT, which added lower-end analog and mixed signal testing capability, particularly in the communications segment;

•	in August 2000, we acquired MI, which added radio frequency test technology;

•	in October 2000, we acquired NMS, which provides test strategies and products including native test environments and targeted design for test techniques;

•	in January 2001, we acquired DCI, which provides interface solutions for the semiconductor test and development market through ATE board designs and test socket systems;

•
in February 2001, we acquired the principal assets of Rabkin, which provides interface solutions and test head positioning devices for the semiconductor test market through patented solutions for high parallel memory testing;

•
in August 2001, we acquired IMS, which designs, manufactures, markets and services high-performance integrated circuit engineering validation test systems. These systems are used to test, at the prototype stage, complex digital, mixed-signal and memory devices;

•	during fiscal 2001, we merged our wholly-owned subsidiary, Fluence, into IMS;

•	during fiscal 2002, we merged our wholly-owned subsidiary IMS into the Company;

•	in November 2002, we announced the planned acquisition of Optonics, which will add emission-based optical diagnostics and failure analysis products. This transaction closed in January 2003;

•	in November 2002, we announced the planned sale of DCI; and

•	in January 2003, we purchased substantially all of the assets of SZ Testsysteme AG and SZ Testsysteme GmbH.

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

During the past two fiscal years, we developed the Octet, a configurable SoC platform targeted at the high performance, high volume production SoC market. Incorporating greater digital capability and testing at increased data rates, the Octet is our flagship production test product. We will continue to focus research and development efforts on the Octet product line to ensure that our products have the ability to efficiently test state-of-the-art customer devices which combine analog, high speed digital logic, and memory on a single IC.

Our ongoing research and development efforts also include focusing on increased cycle speed, accuracy and pin counts of our testers. In addition, we are working on a software development program that is intended to provide for upward compatibility through our products. We will also continue to focus efforts on providing software solutions that allow more rapid, cost-effective development of ATE test programs that reduce time-to-market of customer integrated circuit designs. We currently intend to continue to invest significant resources in the development of new products and enhancements for the foreseeable future.

Research and development expenses were $85.4 million in fiscal 2002, $86.4 million in fiscal 2001, and $77.9 million in fiscal 2000 (excluding $11.8 million charged for acquired in-process research and development, or IPR&D).

Proprietary Rights

We currently hold 134 United States patents, which expire over time through January 2021. In addition, we currently have 46 foreign patents, which expire over time through January 2017. The two United States patents, acquired from ASIX and Tektronix, underlying our proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively. From time to time we grant licenses under our patents and technology and receive licenses under patents and technology of others.

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

We attempt to protect our intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. There can be no assurance that others will not independently develop equivalent intellectual property or that we can meaningfully protect our intellectual property. There can be no assurance that any patent we own will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending patent applications will be issued. Furthermore, there can be no assurance that others will not develop similar products, duplicate our products or design around the patents owned by us. In addition, litigation has been and may continue to be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. In addition, from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in any such intellectual property disputes. For additional information with respect to our intellectual property, review the information set forth under “Risk Factors—If the protection of proprietary rights is inadequate, our business could be harmed” and “—Our business may be harmed if we are found to infringe proprietary rights of others.”

Manufacturing and Suppliers

Our manufacturing objective is to produce engineering validation test systems and ATE that conforms to our customers’ requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom integrated circuits. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configuration specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers and we are in the process of qualifying a second source for some of those components. There can be no assurance that such alternative source will be qualified or available. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See “Risk Factors—There are limitations on our ability to find the supplies and services necessary to run our business.”

Competition

The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from some of our customers. Our competitors in the digital semiconductor testing market include:

•	Advantest Corp.;

•	Agilent Technologies, Inc.;

•	Ando Electric Co. Ltd.;

•	LTX Corp.;

•	NPTest, Inc.; and

•	Teradyne, Inc.

In	the mixed-signal and analog semiconductor testing market our competitors include:

•	Advantest Corp.;

•	Agilent Technologies, Inc.;

•	Eagle Test Systems, Inc.;

•	LTX, Corp.;

•	NPTest, Inc.; and

•	Teradyne, Inc.

In	the non-volatile memory testing market our competitors include:

•	Advantest, Corp.;

•	Agilent, Inc.; and

•	Nextest, Inc.

In the dynamic random access memory testing market our competitors include:

•	Mosaid, Inc.;

In the RF wireless device testing market our competitors include:

•	Advantest, Corp.;

•	Agilent, Inc.;

•	Eagle Test Systems, Inc.;

•	LTX, Corp.;

•	Rohde and Schwarz GmbH and Co. KG.;

•	Roos Instruments, Inc.; and

•	Teradyne, Inc.

The principal competitors in the software design to test market are:

•	Simutest, Inc.;

•	Test Insight Ltd.; and

•	in-house applications developed by companies in the semiconductor industry.

The competitors in the BIST market place include:

•	LogicVision, Inc.

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

Employees

As of October 31, 2002, we had a total of 1,138 direct employees and 49 temporary or contract employees. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

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

We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results have fallen and may continue to fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations has adversely affected the market price of our common stock and may continue to do so. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. These other expenditures include:

•	research and development;

•	support costs for the distribution channels;

•	marketing and other expenses for new products;

•	capital equipment purchases and world-wide training; and

•	customer support and service.

As a result, we cannot be certain that we will be profitable in the future.

The semiconductor industry has been cyclical.

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. There is uncertainty as to if and when the next cyclical growth phase will occur. Our belief regarding the downturn is based on weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. We anticipate revenue levels in the first quarter ending January 31, 2003 to be materially below the levels of the fourth fiscal quarter of 2002 and may continue to remain weak throughout fiscal 2003. Revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002 we reduced our worldwide workforce by 21%, or about 245 people. We took charges related to these reductions in force of approximately $5.7 million in the fourth quarter of fiscal 2002, and approximately $3.2 million throughout fiscal 2001. Additionally, remaining employees were required to take time off in the second, third and fourth quarters of fiscal 2001, as well as the first quarter of fiscal 2002 and fiscal 2003. Other initiatives, including a temporary domestic and European pay cut, a four-day workweek for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, were also implemented. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

As a result of the rapid and steep decline in revenue during this latest downturn, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $9.4 million in the fourth fiscal quarter of 2002 for the write down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if this prolonged industry downturn causes further reductions to our current inventory valuations, or changes our current product development plans.

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

We have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may continue to be materially adversely affected by any factor materially adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry. For example, both the 1997/1998 Asian financial crisis and the current economic downturn have contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown in the semiconductor industry resulted in reduced spending for semiconductor capital equipment, including ATE that we sell. This industry slowdown had, and similar slowdowns may in the future have, a material adverse effect on our product backlog, balance sheet, financial condition and results of operations. Therefore, there can be no assurance that our operating results will not be materially adversely affected if downturns or slowdowns in the semiconductor industry occur again in the future.

We have a limited backlog and obtain most of our net sales from a relatively few number of system sales transactions, which can result in fluctuations of quarterly results.

Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in selling price from $0.2 million to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. In fiscal 2002 and fiscal 2001, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

In the past, some of our customers have placed orders with us for more systems than they ultimately required. We believe that in the future some of our customers may, from time to time, place orders with us for more systems than they will ultimately require, or they will order a more rapid delivery than they will ultimately require. For this reason, our backlog may include customer orders in excess of those that will actually be delivered.

Furthermore, we generally ship products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period or a delay in receiving customer acceptance from a customer may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many of our testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next. Furthermore, as our competitors and we announce new products and technologies, customers may defer or cancel purchases of our existing systems. We cannot forecast the impact of these and other factors on our sales and operating results.

We may experience delays in development, introduction, production in volume, and recognition of revenue from sales of our product.

We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and at this time there are a small number of systems in the field undergoing evaluation by customers. No revenue has been recognized on the Octet product. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We have introduced several new systems and products during fiscal 2002. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. In addition, weakness in IC demand may cause integrated device manufacturers, or IDMs, to curtail or discontinue the outsourcing of testing to test house, relying instead on in-house testing. Because less of our market share is from the IDMs, this trend may reduce the demand for our products. Any decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

Over the last several years we have experienced significant fluctuations in our operating results due in part to the semiconductor business cycles and an increased scale of operations.

In fiscal 2002, our net sales fell 45.6% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. In fiscal 2002, we generated revenue of $34.6 million in the first quarter and $43.2 million in the fourth quarter an increase of 24.7%. In fiscal 2001, we generated revenue of $136.3 million in the first quarter and $37.0 million in the fourth quarter, a decrease of 72.9%. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 62.7%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001 we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002 we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy adopted in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit by us. We invested and continue to invest significant resources in plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 20%, 13% and 42% of our net sales in fiscal 2002, 2001 and 2000, respectively. Our agreement with Spirox can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

When we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.

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

In addition, acquisitions involve numerous other risks, including:

•	difficulties assimilating the domestic and international operations, personnel, technologies, sales channels and products of the acquired companies;

•	diversion of our management’s attention from other business concerns;

•	increased complexity and costs associated with international and domestic internal management structures;

•	risks of entering markets in which we have no or limited experience; and

•	the potential loss of key employees of the acquired companies.

For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, asset impairment, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the fourth quarter of fiscal 2001, we implemented SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Notes 1 and 13 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

International sales accounted for approximately 55%, 61% and 74% of our total net sales for the fiscal 2002, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	an outbreak of hostilities in markets where we sell our products including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign bsidiaries and branch operations;

•	potentially adverse tax consequences; and

•	the possibility of difficulty in accounts receivable collection.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 42%, 38% and 66% of our total net sales in fiscal 2002, 2001 and 2000, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

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

We attempt to protect our intellectual property rights through patents, copyrights, trademarks, maintenance of trade secrets and other measures, including entering into confidentiality agreements. However, we cannot be certain that others will not independently develop substantially equivalent intellectual property or that we can meaningfully protect our intellectual property. Nor can we be certain that our patents will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted thereunder will provide us with competitive advantages, or that any of our pending or future patent applications will be issued with claims of the scope we seek, if at all. Furthermore, we cannot be certain that others will not develop similar products, duplicate our products or design around our patents, or that foreign intellectual property laws, or agreements into which we have entered will protect our intellectual property rights. Inability or failure to protect our intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations. In addition, from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in any such intellectual property disputes. We have been involved in extensive, expensive and time-consuming reviews of, and litigation concerning, patent infringement claims.

Our business may be harmed if we are found to infringe proprietary rights of others.

We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. In July 1998, inTEST IP Corp., with its patent licensee inTEST Corporation, or inTEST, alleged in writing that certain of our products are infringing a patent held by inTEST. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001, we were served with the complaint and since that date discovery has commenced. The court has set the trial for this action for November 11, 2003. We may also be obligated to other third parties relating to this allegation. We cannot be certain of the success in defending this patent infringement claim or claims for indemnification resulting from infringement claims.

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

In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, for the period November 1, 2001 through January 3, 2003 the price of our common stock has ranged from a closing high of $24.64 to a closing low of $6.30. In fiscal 2001, the price of our common stock ranged from a closing high of $29.50 to a closing low of $11.26. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance. We believe that fluctuations of our stock price may be caused by a variety of factors, including:

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

Terrorist attacks, terrorist threats, geopolitical instability and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in September 2001 in the United States and the U.S. retaliation for these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted in fiscal 2003 and beyond.

In addition, any similar future events may disrupt our operations or those of our customers and suppliers. Our markets currently include Korea and Israel, which are experiencing instability. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

Our digital and mixed signal manufacturing facilities, as well as additional administration, marketing, applications, engineering and customer support functions, are located in a 180,000 square foot facility, comprised of two buildings in Hillsboro, Oregon. This property is on approximately twenty-nine acres of land and was purchased during fiscal 2000. In addition, the Company owns approximately eighteen acres of land less than a mile from the Hillsboro facility.

During August 2002, we acquired two office and manufacturing buildings in Milpitas, California for approximately $21.8 million. The facility comprises 180,000 square feet on approximately 14 acres of land. We intend to relocate our corporate headquarters to this facility during fiscal 2003.

The IMS facilities, which also house our software business, are located in a 90,000 square foot facility in Beaverton, Oregon. The lease on these buildings expires in February 2004. We began taking steps in the fourth quarter of fiscal 2002 to close the Beaverton facility and relocate those employees to our facilities in Hillsboro, Oregon. We maintain various remote sales and service offices in the United States including approximately 27,000 square feet in Austin, Texas and 26,000 square feet in Colorado Springs, Colorado. We also lease various smaller facilities worldwide for our sales offices and an IMS European manufacturing and design center.

Item 3.    Legal Proceedings

In July 1998, we received a written allegation from inTEST IP Corp., with its patent licensee inTEST Corporation, or inTEST, that we were infringing on a patent held by inTEST. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001, we were served with the complaint and since that date discovery has commenced. The court has set the trial for this action for November 11, 2003. In addition to direct costs and diversion of resources which may result, we may be obligated to indemnify third parties for costs related to this allegation.

In April 2002, Reptron Electronics, Inc. a supplier of certain electronic components to us, filed a complaint in the U.S. District Court for the District of Oregon, alleging that we had breached a contract to purchase certain components ordered from Reptron during 2000. The complaint seeks damages of approximately $3.9 million. Discovery has commenced in this action.

We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Credence because of defense costs, diversion of management resources and other factors.

Item 4.    Submission of Matters to a Vote of Securityholders

None.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our executive officers and key employees and their ages and positions as of December 31, 2002, are as follows:

Name	Age	Position

Executive Officers
Dr. Graham J. Siddall	56	Chairman of the Board and Chief Executive Officer
David A. Ranhoff	47	President and Chief Operating Officer
John R. Detwiler	42	Senior Vice President, Chief Financial Officer, and Secretary
Fred Hall	53	Senior Vice President, Human Resources

Key Employees
Carlos Lazalde	45	Senior Vice President, Mobile Products Group
Gary Smith	56	Senior Vice President, SoC Products Group
Bart Freedman	45	Senior Vice President, Worldwide Field Operations
Glyn Davies	40	Vice President, Corporate Marketing
Byron Milstead	46	Vice President and General Counsel
Sheila Franzen	32	Vice President, Information Technology
Brian Sereda	42	Vice President Finance and Corporate Controller
Wally Karstad	56	Vice President, Customer Services Division
Earl Biddlecome	45	Vice President, Supply Line Management
W. Barry Baril	51	Corporate Chief Technology Officer

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

John R. Detwiler has served as our Senior Vice President, Chief Financial Officer and Secretary since February 2001. Prior to that he was interim Chief Financial Officer and Secretary from December 2000 to February 2001. Prior to that he served as Vice President, Corporate Controller from April 1999 to December 2000. Mr. Detwiler joined us from Silicon Wireless, Ltd., a start-up in the wireless infrastructure products business, where he was the Vice President of Finance from April 1998 to March 1999. From August 1992 to March 1998, Mr. Detwiler was at Madge Networks N.V., a developer and manufacturer of LAN and WAN equipment, where he was the Senior Director of Finance. Prior to Madge, Mr. Detwiler held positions of increasing responsibility in the audit and consulting practices of Price Waterhouse LLP in Denver Colorado, Saudi Arabia and London.

Fred Hall has served as Senior Vice President, Human Resources since October 2001. Prior to that he was the Chief Financial Officer, Secretary and Treasurer of IMS from 1998 to October 2001. Mr. Hall was Vice President, Finance and CFO of Naiad Technologies, Inc., a biotechnology start-up company from 1997 until joining IMS in 1998. From October 1994 until 1997, Mr. Hall served as Vice President, CFO, Treasurer and Assistant Secretary for CFI ProServices, Inc., a provider of integrated, PC-based software for financial institutions. From June 1992 until October 1994, Mr. Hall served as Vice President, Finance and CFO, Secretary and Treasurer of Itronix Corporation, a manufacturer of hand held computers.

Carlos Lazalde has served as Senior Vice President, Mobile Products Group, or MPG since August 2002. Mr. Lazalde joined us in July 2002 as the Vice President, General Manager of the Memory Products Division, or MPD. Prior to joining us, Mr. Lazalde held a variety of senior level positions, including President of the Automatic Test Equipment Division of Schlumberger, currently NP Test. Mr. Lazalde has over 23 years of experience in the semiconductor equipment industry.

Gary Smith has served as Senior Vice President of the SoC Products Group since August 2002. Prior to that Mr. Smith was the Vice President & GM, of the Industrial, Communications and Entertainment Test Division since April 2001. Prior to this position, Mr. Smith was the Vice President of the Low Cost Performance Line since December 1998. Prior to that Mr. Smith was Marketing Director for the ValStar and SC Series products from February 1996 to December 1998. Prior to joining Credence, from September 1985 to February 1996 Mr. Smith has held various senior management positions in sales, marketing, and operations at Schlumberger Technologies, Inc.

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

Glyn Davies has served as Vice President, Corporate Marketing since joining the Company in October 2000. Prior to joining Credence, Mr. Davies held various roles through a 10-year career at KLA-Tencor, most recently serving as the Senior Director of Business Development in the Yield Management Software Division. Prior to joining KLA-Tencor, Mr. Davies held various marketing and applications engineering positions including marketing manger at Optical Specialties, Inc. and product manager at Cambridge Instruments. Mr. Davies has over 16 years of experience in the semiconductor equipment industry.

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

Brian Sereda has served as Vice President, Corporate Controller since April 2002. From 2001 to 2002, Mr. Sereda was Treasurer for Handspring, Inc. From 1999 to 2001, Mr. Sereda served as Treasurer for Sygen plc. From 1993 through 1998 Mr. Sereda worked for Lam Research Corporation and held various positions of increasing responsibility including Assistant Treasurer.

Wally Karstad has served as the Vice President of the Customer Services Division since February 2002. Prior to joining us, Mr. Karstad was the Vice President of the Customer Service Division at Integrated Measurement Systems, Inc. from March 2001. Prior to this position, Mr. Karstad was the Customer Service Operations Manager at Electro Scientific Industries, Inc. from November 1999. From December 1975 to September 1999 Mr. Karstad held various customer service positions of increasing responsibility at Tektronix, Inc.

Earl Biddlecome has served as Vice President of Supply Line Management since joining Credence in June 2001. Prior to joining Credence, Mr. Biddlecome was the North America Manufacturing Operations Manager of the Business Computer Organization with Hewlett Packard from July 1998. From June 1987 to July 1998 Mr. Biddlecome was General Manager of World Wide Operations for Unisys, NT Products Group. From July 1985 to June 1987 Mr. Biddlecome was Production Manager for Schlumberger. Prior to this position, he held various manufacturing positions of increasing responsibility at General Electric Corporation.

W. Barry Baril has served as the Corporate Chief Technology Officer since August 2001. Prior to that Mr. Baril was the Chief Technology Officer of IMS from 1998 to August 2001. Mr. Baril is a founder of that company and had been the Vice President of Engineering since the company’s inception in 1983.

Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among our executive officers or directors.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low closing stock prices for the last two fiscal years were:

	2002		2001
Quarter Ended	High	Low	High	Low
January 31	$21.14	$15.18	$30.88	$15.50
April 30	24.64	14.01	27.50	17.13
July 31	22.09	11.85	26.73	19.24
October 31	14.15	6.30	21.95	10.95

There were approximately 291 stockholders of record at December 27, 2002. To date, we have not declared or paid any cash dividends on its common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.    Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended October 31, 2000, 2001 and 2002 and the selected consolidated balance sheet data as of October 31, 2001 and 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical financial information for all periods includes the operations of Integrated Measurement Systems, Inc., which we acquired in August 2001. The transaction was accounted for using the pooling-of-interests method. The selected consolidated statement of operations data for the fiscal years ending prior to October 31, 2000, and the selected consolidated balance sheet data prior to October 31, 2001, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended October 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$164,209	$301,718	$757,351	$253,253	$253,500
Operating income (loss)	(173,194)	(172,942)	225,550	3,361	(47,159)
Income (loss) before taxes	(163,632)	(155,587)	241,277	4,456	(45,097)
Net income (loss) before extraordinary items	(170,859)	(98,682)	152,035	3,126	(29,613)
Net income (loss) before cumulative effect of accounting change (a)	(170,481)	(98,676)	152,035	4,772	(29,613)
Net income (loss)	(170,481)	(98,676)	120,510	4,772	(29,613)
Net income (loss) per basic share	$(2.81)	$(1.65)	$2.18	$0.10	$(0.59)
Net income (loss) per diluted share	$(2.81)	$(1.65)	$2.00	$0.10	$(0.59)
Consolidated Balance Sheet Data:
Working capital	$234,050	$323,946	$426,515	$188,954	$220,014
Total assets	582,249	757,419	983,437	428,799	369,603
Long-term debt	—	—	—	96,610	115,363
Retained earnings	(71,728)	98,752	197,428	76,919	72,147
Stockholders’ equity	519,237	680,940	767,875	243,228	203,559

(a)
Effective November 1, 1999, the Company changed its method of accounting for systems revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101. The restatement for SAB 101 has been reflected in the above table for fiscal years 2000 and 2001.

Quarterly 2002

	2002 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
	(unaudited)
Net sales	$34,627	$38,675	$47,722	$43,185
Gross margin	13,161	14,880	19,212	4,810
Research and development	20,492	20,038	22,179	22,646
Selling, general and administrative	21,649	22,448	23,544	22,066
Amortization of purchased intangible assets	5,146	5,146	5,271	4,147
Special charges	—	—	—	30,485
Operating income (loss)	(34,126)	(32,752)	(31,782)	(74,534)
Income (loss) before taxes	(30,755)	(30,391)	(29,197)	(73,289)
Net income (loss)	(20,101)	(19,421)	(18,957)	(112,002)
Net income (loss) per basic share	$(0.33)	$(0.32)	$(0.31)	$(1.84)
Net income (loss) per diluted share	$(0.33)	$(0.32)	$(0.31)	$(1.84)

Quarterly 2001

	2001 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
	(unaudited)
Net sales	$136,311	$75,639	$52,781	$36,987
Gross margin	77,117	(3,459)	23,521	(24,273)
Research and development	22,514	21,104	21,888	20,942
Selling, general and administrative	32,559	28,089	22,798	20,727
Amortization of purchased intangible assets	5,179	6,114	5,987	5,875
Special charges	—	3,343	2,820	25,909
Operating income (loss)	16,865	(62,109)	(29,972)	(97,726)
Income (loss) before taxes	21,437	(56,957)	(25,509)	(94,558)
Net income (loss)	13,595	(36,494)	(15,621)	(60,156)
Net income (loss) per basic share	$0.23	$(0.61)	$(0.26)	$(1.00)
Net income (loss) per diluted share	$0.22	$(0.61)	$(0.26)	$(1.00)

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

Revenue declined sequentially in every quarter in fiscal 2001 and has remained relatively weak throughout fiscal 2002 in the test and assembly sector of the semiconductor equipment industry during what we believe is a severe cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continuing weak environment for orders and therefore expect that the January 31, 2003 fiscal quarter’s revenue could be materially lower from those recorded in the fiscal fourth quarter of 2002 and may continue to remain weak throughout fiscal 2003.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to significantly fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, inventory obsolescence, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Annual Report on Form 10-K will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition:

We historically recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. We changed our revenue recognition policy based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101. We adopted SAB 101 effective November 1, 1999 (i.e., fiscal 2000).

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

Under the SAB 101 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. We have introduced several new systems in fiscal 2002. In the past, we experienced significant delays in the introduction of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

Allowance for Doubtful Accounts:

Our sales distribution partners and we perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, such as bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Inventory Valuation:

With the dramatic decline in revenue during fiscal 2001 and 2002, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We wrote off excess and obsolete inventory of $9.4 million in the fourth quarter of fiscal 2002. In fiscal 2001, we wrote off excess and obsolete inventories of $45.0 million and $38.0 million in the second and fourth quarters, respectively. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. At October 31, 2002, approximately 29% and 16% of the inventory balances are for the Quartet mixed signal and Kalos memory products, respectively.

Long-Lived Assets:

We evaluate the carrying value of our long-lived assets, consisting primarily of goodwill and identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

Warranty Accrual:

We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Income Taxes:

When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset balance as of October 31, 2002 was zero, net of the valuation allowance of $68.1 million. We recorded the valuation allowance to reflect uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit carryforwards, and net operating losses. See Note 9 to the Consolidated Financial Statements.

Special Charges:

The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed plan. In connection with these plans, we have recorded estimated expenses for severance and benefit costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

In August 2001, we completed a merger with IMS. This transaction was accounted for as a pooling of interests and, therefore, all prior period consolidated financial statements presented, and the consolidated financial statements as of October 31, 2001 and for the year then ended, were restated as if the merger took place at the beginning of such periods.

The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

	Fiscal Years Ended October 31,
	2002	2001	2000
Net sales	100%	100%	100%
Cost of goods sold—on net sales	62	48	40
Cost of goods sold—special charges	6	28	—

Gross margin	32	24	60

Operating expenses:
Research and development	52	29	10
Selling, general and administrative	55	34	17
Amortization of purchased intangible assets	12	8	1
In-process research and development	—	—	2
Special charges	19	10	—

Total operating expenses	138	81	30

Operating income (loss)	(106)%	(57)%	30%

Cumulative effect of change in accounting principle, net of tax	—	—	(4)%
Net income (loss)	(104)%	(33)%	16%

2002 vs. 2001

Net sales.    Net sales consist of revenues from the sale of systems, upgrades, spare parts, maintenance contracts and software. Net sales decreased 46% to $164.2 million in fiscal 2002 from $301.7 million in fiscal 2001. Our net sales decreased from $136.3 million in the first quarter of fiscal 2001 to $43.2 million in the fourth quarter of fiscal 2002. During fiscal 2002, our net sales remained relatively low due in significant part to the cyclical downturn in the semiconductor industry that is in sharp contrast to the quarterly increases in fiscal 2000.

International net sales accounted for approximately 55% and 61% of total net sales in fiscal 2002 and 2001, respectively. Our net sales to the Asia Pacific region accounted for approximately 42% and 38% of total net sales in fiscal 2002 and 2001, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting from economic and geopolitical instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

Our net sales by product line in fiscal 2002 and 2001 consisted of:

	2002	2001
Mixed-Signal	51%	61%
Logic	5	4
Memory	18	19
Service and software	26	16

Total	100%	100%

Revenues from software were not material to our operations in fiscal 2002 and 2001, representing less than 4% of our net sales in each respective period.

Gross Margin.     Our net gross margin as a percentage of net sales increased to 31.7% in fiscal 2002 from 24.2% in fiscal 2001. The increase in fiscal 2002 over fiscal 2001 is principally due to the $83.0 million write down of excess inventories recorded during fiscal 2001 compared to $9.4 million in fiscal 2002. These charges were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in fiscal 2001 and continuing through fiscal 2002. Excluding the write down of excess inventories, our gross margin as a percentage of net sales would have been 37.4% and 51.7% in fiscal 2002 and 2001, respectively. Excluding the effect of the write-downs, the lower gross margins in fiscal 2002 were primarily attributed to lower manufacturing absorption resulting from the lower business levels in 2002 as well as lower average selling prices during fiscal 2002.

Research and Development.    Research and development expenses as a percentage of net sales were 52.0% and 28.7%, in fiscal 2002 and fiscal 2001, respectively. R&D expenses decreased in absolute dollars to $85.4 million in fiscal 2002 from $86.4 million in fiscal 2001, reflecting lower headcount and decreased spending in the development of new products, and enhancements of existing product lines. We currently intend to continue to invest significant resources in the development of new products and enhancements for the foreseeable future and would expect R&D expenses to remain significant as a percentage of net sales in fiscal 2003. We anticipate a lower absolute fiscal 2003 R&D dollar expenditure from the levels recorded in fiscal 2002.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses decreased to $89.7 million in fiscal 2002 from $104.2 million in fiscal 2001, a decrease of 14%. The lower spending in fiscal 2002 in absolute dollars was primarily due to lower headcount, salary reductions and lower commission expenses. As a percentage of net sales, SG&A expenses were 54.6% in fiscal 2002 compared to 34.5% in fiscal 2001, reflecting the decrease in business levels. We expect SG&A expenses for fiscal 2003 to be flat to slightly lower in absolute dollars when compared to those recorded in fiscal 2002.

Amortization of Purchased Goodwill and Intangible Assets.    Amortization of purchased goodwill and intangible asset expenses decreased to $19.7 million in fiscal 2002 from $23.2 million in fiscal 2001, a decrease of 15%. The decline was primarily attributable to the year-end write-off in fiscal 2001 of the NMS goodwill and intangible assets as well end of life of other intangible assets.

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

Intangible purchased assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired or the estimated useful lives are still appropriate. We evaluate the carrying value of our purchased goodwill and identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital.

Special Charges.    We recorded a charge of $9.4 million in the fourth quarter of fiscal 2002 related to excess and obsolete inventory, which was included in the Cost of Goods sold.

In addition, in the fourth quarter of fiscal 2002 we recorded charges of approximately $5.7 million, $9.1 million, and $4.2 million for severance charges, asset disposals, and lease write-offs, respectively, which was included in operating expenses. These charges were associated with headcount reductions and facility consolidations we implemented in the fourth fiscal quarter. During the fourth fiscal quarter of 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 65 were in manufacturing, 25 were in R&D and about 135 were in SG&A. As part of this reduction we discontinued our next-generation DRAM IMS product and closed the associated IMS facilities in Switzerland and Germany. We are exiting the IMS facility in Beaverton, Oregon and consolidating these employees into our facility in Hillsboro, Oregon. Approximately $4.1 million of this charge required cash during the quarter, $4.2 million will require cash over the remaining lease terms and the remaining $10.7 million are non-cash write-downs. See Note 3 to the Consolidated Financial Statements.

We wrote-down our private investments in the fourth fiscal quarter of 2002 by approximately $6.4 million. These impairment charges are due to the decline in the fair value of these equity and debt investments and were judged to be other-than-temporary.

In the fourth quarter of fiscal 2002 we recorded a $5.1 million charge for the impairment of the remaining goodwill and intangible assets associated with the acquisition of DCI in January 2001. This impairment was based on the planned sale of the subsidiary to its management team effective November 1, 2002.

Interest Income.    We generated interest income of $12.3 million and $19.3 million in fiscal 2002 and 2001, respectively. The decline in fiscal 2002 was primarily due to lower average interest rates in fiscal 2002 combined with lower average cash balances when compared to fiscal 2001.

Interest and Other Expenses.    Interest and other expenses increased from $2.0 million in fiscal 2001 to $2.7 million in fiscal 2002. The higher expense in fiscal 2002 is primarily attributable to the $1.6 million write down of a publicly traded equity security held as an available-for-sale investment. This charge was due to the decline in the fair value of this investment and was judged to be other-than-temporary.

Income Tax.    Our effective tax rate was 4.4% for fiscal 2002. The effective tax rate was greater than the expected federal statutory tax benefit rate of 35% primarily due to the establishment of a full valuation allowance against our net deferred tax assets. Realization of the Company’s deferred tax assets depends on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and the amount of such realization, management concluded that a full valuation allowance was required at October 31, 2002. The effective tax benefit rate was 37% for fiscal 2001. The effective tax benefit rate was less than the combined federal and state statutory rate primarily due to non-deductible goodwill amortization.

2001 vs. 2000

Net sales.    Net sales decreased 60.2% to $301.7 million in fiscal 2001 from $757.4 million in fiscal 2000. Our net sales decreased from $136.3 million in the first quarter of fiscal 2000 to $37.0 million in the fourth quarter of fiscal 2001. During fiscal 2001, our net sales have declined due to what we believe is a cyclical downturn in the semiconductor industry that is in sharp contrast to the quarterly increases in fiscal 2000.

International net sales accounted for approximately 61% and 74% of total net sales in fiscal 2001 and 2000, respectively. Our net sales to the Asia Pacific region accounted for approximately 38% and 66% of total net sales in fiscal 2001 and 2000, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998. Capital markets in Korea and other areas of Asia have been highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products.

Our net sales by product line in fiscal 2001 and 2000 consisted of:

	2001	2000
Mixed-Signal	61%	74%
Logic	4	11
Memory	19	8
Service and software	16	7

Total	100%	100%

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

Amortization of Purchased Goodwill and Intangible Assets.    Amortization of purchased intangible asset expenses increased to $23.2 million in fiscal 2001 from $10.4 million in fiscal 2000, an increase of 123%. In January and February 2001, we purchased DCI and the assets of the Rabkin Group for approximately $13.5 million. These acquisitions have resulted in approximately $0.8 million in quarterly charges for amortization of purchased intangible assets. In May 2000, we purchased TMT for approximately $80.0 million, in August 2000 we purchased MI for approximately $20.5 million and Credence Europa for approximately $8.4 million, and in October 2000 we purchased NMS for approximately $11.3 million. These acquisitions have resulted in approximately $2.8 million, $1.1 million, $0.4 million, and $0.7 million, respectively, in quarterly charges for amortization of purchased intangible assets.

Special Charges.    In the second quarter of fiscal 2001 we recorded a charge of approximately $2.0 million for severance payments and asset disposals associated with headcount reductions we implemented in February 2001. These charges were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in 2001. In the third quarter of fiscal 2001 we recorded a further $1.0 million for severance payments and asset disposals associated with headcount reductions we implemented in May and August 2001. In the fourth quarter of fiscal 2001 we recorded an additional $0.2 million for headcount reductions. We reduced headcount by more than 400 people during the fiscal year across all functional areas. Severance payments were distributed during the year and the remaining accruals at October 31, 2001 were not significant.

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

Fees and expenses (investment banking, legal, accounting, D&O insurance, travel, etc.)	$9,951
Write-down of tangible and intangible assets	7,501
Lease and liability accruals	1,390
Employee termination benefits	1,272

$20,114

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

Liquidity and Capital Resources

In fiscal 2002, net cash used by operating activities was $27.9 million. This use of cash was primarily attributable to the net loss before non-cash charges for depreciation and amortization, special charges and deferred tax assets of approximately $47.8 million offset by changes in operating assets and liabilities of approximately $16.0 million. The net decrease in the operating assets and liabilities was made up of declines in accounts receivable, inventories, and other current assets offset by slight declines in the current liabilities.

Net cash received from investing activities during fiscal 2002 was $25.5 million. This cash was primarily provided by $66.5 million in sales and maturities of investments offset by the purchases of property and equipment of $33.5 million. We purchased a new headquarters facility in Milpitas California for $21.8 million in August 2002.

Net cash provided by financing activities in fiscal 2002 of $8.3 million was primarily due to common stock and treasury stock issued in accordance with our employee stock option and stock purchase plans.

As of October 31, 2002, our principal sources of liquidity consisted of $241.7 million in cash, cash equivalents, and available-for-sale securities, compared with $302.7 million at October 31, 2001. We expect that our existing cash, cash equivalents and available-for-sale investment balances offset by anticipated cash outflow from operations will satisfy our financing requirements in the ordinary course of business for at least the next 12 months.

We have an agreement with a non-related leasing company whereby we issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to us a security interest to secure the obligations of the leasing company as a result of any payments by us pursuant to the guaranty. The outstanding debt at October 31, 2002 of the leasing company subject to this guaranty was $5 million.

We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have introduced and plan to continue to introduce, investments in inventories continue will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories continue to subject us to increased risks, and could continue to materially adversely affect our business, financial condition and results of operations. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of costs accrued for warranty and other liabilities. See discussion of “Critical Accounting Policies and Estimates” above.

We lease our facilities and some equipment under operating leases that expire periodically through 2007. The approximate future minimum lease payments at October 31, 2002 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
2003	$5,233	$2,680	$2,553
2004	3,626	1,500	2,126
2005	1,356	513	843
2006	489	0	489
2007	204	0	204

	$10,908	$4,693	$6,215

In addition to the lease commitments above, at October 31, 2002, we have open and committed purchase orders totaling approximately $15 million.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142.

SFAS 141 supercedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. We will apply the requirements of SFAS 141 to all business combinations initiated after June 30, 2001. As of October 31, 2002, there were no business combinations subject to these requirements.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001 for which we made none. Total goodwill amortization expense, including impairments, was $9.7 million in fiscal 2002 $10.0 million in fiscal 2001 and $1.8 million in fiscal 2000. We adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased goodwill amortization for acquisitions made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize most purchased intangible assets and to assess those assets for impairment as appropriate.

In connection with the transitional goodwill impairment evaluation under SFAS 142, we will perform an assessment of goodwill impairment as of November 1, 2002, the date of adoption. To accomplish this, we will identify its reporting units and determine the carrying value of each of them by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount, both of which will be measured as of the date of adoption. The implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of the date of adoption of SFAS 142 on November 1, 2002, we had an unamortized acquired intangible assets balance of approximately $25.2 million excluding the balance of approximately $430,000 for acquired workforce reclassified to goodwill. As of that date, we also had an unamortized goodwill balance of approximately $34.3 million. These balances will be subject to the transitional provisions of SFAS 141 and 142. Transitional impairment losses that may be recognized upon adoption of SFAS 141 and 142 are indeterminable at this time.

The following table shows our financial results as they would have been if we had adopted the non-amortization provisions of SFAS 142 as of the beginning of fiscal 2000 (in thousands):

	2002	2001	2000
Net income (loss) as reported before cumulative effect of accounting change	$(170,481)	$(98,676)	$120,510
Amortization of goodwill, net of tax	$6,821	$7,047	$2,278

Pro forma net income (loss)	$(163,660)	$(91,629)	$122,788

In August 2001 the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. We will adopt SFAS 144 effective November 1, 2002. We are currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

In July 2002 the FASB approved Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on our related activities subsequent to the date of adoption.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted–average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).

	Balance at 10/31/01	Future maturities of investments held at October 31, 2002
		2002	2003	2004	2005	2006	Thereafter
Cash and cash equivalents
Fixed rate	$44,309	$50,192	—	—	—	—	—
Average rate	2.65%	2.07%	—	—	—	—	—
Short term investments
Fixed rate	$96,497	$6,094	$76,129	—	—	—	—
Average rate	6.70%	8.33%	4.71%	—	—	—	—
Long term investments
Fixed rate	$160,607	—	—	$71,554	$20,452	$4,100	$12,125
Average rate	5.60%	—	0.00%	3.92%	6.04%	6.76%	5.12%

Total investment securities	$301,413	$56,286	$76,129	$71,554	$20,452	$4,100	$12,125
Average rate	5.52%	2.65%	6.70%	3.92%	6.04%	6.76%	5.12%
Equity investments	$1,282	—	—	$1,016	—	—	—

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

For the years ended October 31, 2002, 2001 and 2000.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Credence Systems Corporation

We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the index at item 15(d). These financial statements and this schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits. We did not audit the statements of operations, shareholders’ equity, and cash flows of Integrated Measurement Systems, Inc., which statements reflect activities constituting a significant amount of the related 2000 consolidated financial statement totals. Those statements were audited by other auditors who have ceased operations and whose report has been furnished to us, and our opinion, insofar as it relates to data included for Integrated Measurement Systems, Inc. is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and, as to the results of its operations and its cash flows for the year ended October 31, 2000, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    ERNST & YOUNG LLP

San Jose, California
November 22, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (1)

To the Board of Directors and Shareholders of Integrated Measurement Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Measurement Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Measurement Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for systems revenues based on guidance provided in the SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.”

/S/    ARTHUR ANDERSEN LLP

Portland, Oregon
January 23, 2001

(1)
This report had been previously provided by Arthur Andersen, LLP and Arthur Andersen, LLP has not re-issued their report for purposes of this filing on Form 10-K. See also the note relating to the Arthur Andersen, LLP consent following the Exhibit list under Item 15(c).

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$50,192	$44,309
Short-term investments	82,223	96,497
Accounts receivable, net of allowances of $5,388 and $8,235, respectively	32,426	39,831
Inventories	105,636	123,219
Deferred income taxes	—	39,955
Income tax receivable	17,463	41,031
Prepaid expenses and other current assets	7,520	9,502

Total current assets	295,460	394,344
Long-term investments	109,247	161,889
Property and equipment, net	112,256	109,528
Goodwill from acquisitions, net of accumulated amortization of $20,397 and $14,364	34,313	47,124
Other intangible assets, net of accumulated amortization of $27,629 and $33,054	25,208	34,450
Other assets	5,765	10,084

Total assets	$582,249	$757,419

LIABILITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,870	$17,510
Accrued expenses and other liabilities	40,816	41,181
Deferred profit	5,724	11,707

Total current liabilities	61,410	70,398
Other liabilities	1,602	6,081

Stockholders’ equity:
Preferred stock:
Authorized shares—1,000 ($0.001 par value); no shares issued	—	—
Common stock:
Authorized shares—150,000 ($0.001 par value); issued and outstanding shares—61,901 in 2002 and 61,426 in 2001	62	61
Additional paid-in capital	608,845	605,483
Treasury stock, at cost, 987 shares in 2002 and 1,300 shares in 2001	(21,186)	(23,535)
Accumulated other comprehensive income	3,843	4,854
Deferred compensation	(598)	(4,675)
Retained earnings (Accumulated Deficit)	(71,729)	98,752

Total stockholders’ equity	519,237	680,940

Total liabilities and stockholders’ equity	$582,249	$757,419

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended October 31,
	2002	2001	2000
Net sales:
Systems and upgrades	$121,692	$252,711	$708,563
Service, spare parts and software	42,517	49,007	48,788

Total net sales	164,209	301,718	757,351
Cost of goods sold—on net sales	102,705	145,789	301,954
Cost of goods sold—special charges	9,441	83,023	—

Gross margin	52,063	72,906	455,397
Operating expenses:
Research and development	85,355	86,448	77,946
Selling, general and administrative	89,707	104,173	129,740
Amortization of purchased intangible assets	19,710	23,155	10,367
In-process research and development	—	—	11,794
Special charges	30,485	32,072	—

Total operating expenses	225,257	245,848	229,847

Operating income (loss)	(173,194)	(172,942)	225,550
Interest income	12,306	19,340	19,919
Interest and other (expenses), net	(2,744)	(1,985)	(4,192)

Income (loss) before income tax provision (benefit)	(163,632)	(155,587)	241,277
Income tax provision (benefit)	7,227	(56,905)	89,201

Income (loss) before minority interest	(170,859)	(98,682)	152,076
Minority interest (benefit)	(378)	(6)	41

Net income (loss) before change in accounting principle	$(170,481)	$(98,676)	$152,035
Cumulative effect of change in accounting principle, net of $17,792 taxes	—	—	$(31,525)

Net income (loss)	$(170,481)	$(98,676)	$120,510

Net income (loss) per share
Basic before cumulative effect of accounting change	$(2.81)	$(1.65)	$2.75
Basic cumulative effect of accounting change	—	—	(0.57)

Basic after cumulative effect of accounting change	$(2.81)	$(1.65)	$2.18

Diluted before cumulative effect of accounting change	$(2.81)	$(1.65)	$2.51
Diluted cumulative effect of accounting change	—	—	(0.51)

Diluted after cumulative effect of accounting change	$(2.81)	$(1.65)	$2.00

Number of shares used in computing per share amounts
Basic	60,570	59,818	55,300

Diluted	60,570	59,818	61,892

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Deferred Compensation	Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 31, 1999	51,864	$52	$177,573	(1,404)	$(10,522)	$76,919	$—	$(794)	$243,228

Issuance of common stock through public offering	5,290	5	288,101	—	—	—	—	—	288,106
Purchase of common stock	(35)	—	(555)	(405	(12,786)	—	—	—	(13,341)
Issuance of common stock under employee equity plans	895	1	11,334	633	4,748	—	—	—	16,083
Exchange of common shares for convertible notes	2,792	3	95,417	—	—	—	—	—	95,420
Income tax benefit-stock plans	—	—	11,101	—	—	—	—	—	11,101
Amortization of deferred compensation	—	—	—	—	—	—	3,878	—	3,878
Issuance of employee options from acquisitions	—	—	10,720	—	—	—	(10,720)	—	—
Net income	—	—	—	—	—	120,509	—	—	120,509
Unrealized gain on securities, net	—	—	—	—	—	—	—	3,313	3,313
Currency translation adjustment	—	—	—	—	—	—	—	(422)	(422)
Comprehensive income	—	—	—	—	—	—	—	—	123,400

Balance at October 31, 2000	60,806	$61	$593,691	(1,176)	$(18,560)	$197,428	$(6,842)	$2,097	$767,875

Purchase of common stock	(77)	(1)	(1,080)	(325)	(6,485)	—	—	—	(7,566)
Issuance of common stock under employee equity plans	697	1	9,607	201	1,510	—	—	—	11,118
Income tax benefit-stock plans	—	—	2,230	—	—	—	—	—	2,230
Amortization of deferred compensation	—	—	—	—	—	—	3,202	—	3,202
Issuance of options to employees at below fair market value	—	—	1,035	—	—	—	(1,035)	—	—
Net loss	—	—	—	—	—	(98,676)	—	—	(98,676)
Unrealized gain on securities, net	—	—	—	—	—	—	—	373	373
Currency translation adjustment	—	—	—	—	—	—	—	2,384	2,384
Comprehensive income (loss)	—	—	—	—	—	—	—	—	(95,919)

Balance at October 31, 2001	61,426	$61	$605,483	(1,300)	$(23,535)	$98,752	$(4,675)	$4,854	$680,940

Issuance of common stock under employee equity plans	475	1	5,544	313	2,349	—	—	—	7,894
Amortization of deferred compensation	—	—	(2,182)	—	—	—	4,077	—	1,895
Net loss	—	—	—	—	—	(170,481)	—	—	(170,481)
Unrealized gain on securities, net	—	—	—	—	—	—	—	(1,396)	(1,396)
Currency translation adjustment	—	—	—	—	—	—	—	385	385
Comprehensive income (loss)	—	—	—	—	—	—	—	—	(171,492)

Balance at October 31, 2002	61,901	$62	$608,845	(987)	$(21,186)	$(71,729)	$(598)	$3,843	$519,237

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2002	2001	2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
Net income (loss)	$(170,481)	$(98,676)	$120,510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	31,525
Depreciation and amortization	50,405	59,276	41,744
Special non-cash charges	35,837	99,588	—
Loss (gain) on disposal of property and equipment	2,723	1,572	(898)
Deferred income taxes	36,424	(8,199)	(8,924)
Realized net loss (gain) from investments	1,559	(4,487)	—
Minority interest	(397)	(3)	41
Changes in operating assets and liabilities:
Accounts receivable	7,405	147,443	(101,812)
Inventories	(449)	(95,279)	(65,411)
Prepaid expenses and other current assets	25,550	(36,102)	424
Accounts payable	(2,640)	(38,149)	31,431
Accrued expenses and other liabilities	(7,894)	(41,506)	23,944
Deferred revenue	(5,983)	(32,368)	(5,725)
Income taxes payable	—	(21,636)	26,690

Net cash provided by (used in) operating activities	(27,941)	(68,526)	93,539

Cash flows from investing activities
Purchases of available-for-sale securities	(174,147)	(269,426)	(314,758)
Maturities of available-for-sale securities	28,021	55,971	86,239
Sales of available-for-sale securities	212,587	241,120	56,373
Other assets	(6,255)	(7,253)	(3,178)
Acquisition of property and equipment	(33,534)	(37,052)	(68,003)
Acquisition of purchased intangible assets	(1,127)	(14,185)	(65,103)
Proceeds from sale of property and equipment	—	163	1,969

Net cash provided by (used in) investing activities	25,545	(30,662)	(306,461)

Cash flows from financing activities
Issuance of common stock	7,894	11,118	304,202
Repurchase of common stock	—	(7,566)	(13,341)
Other	385	2,544	(149)

Net cash provided by financing activities	8,279	6,096	290,712

Net increase (decrease) in cash and cash equivalents	5,883	(93,092)	77,790
Cash and cash equivalents at beginning of the period	44,309	137,401	59,611

Cash and cash equivalents at end of the period	$50,192	$44,309	$137,401

Supplemental disclosures of cash flow information:
Interest paid	$47	$863	$1,785
Income taxes paid (refunded)	$(54,387)	$14,336	$62,426

Noncash investing activities:
Income tax benefit from stock option exercises	—	$2,230	$11,101
Paid-in capital increase—common stock for convertible notes	—	—	$95,420
Exchange of convertible notes for common stock, net of discount	—	—	$95,420
Net transfers of inventory to property and equipment	$8,591	$2,055	$9,190

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Organization

Credence Systems Corporation (“Credence” or the “Company”) was incorporated under the laws of the State of California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of integrated test solutions throughout the design, validation and production processes for semiconductors. As a result of acquisitions made in fiscal years 1997 through 2001, Credence is also involved in the design, development, sale and service of software enabling design and test engineers to develop and debug production test software prior to fabricating the prototype as well as the development of customer test programs used by automatic test equipment. The Company has subsidiaries in Japan engaged in sales, marketing and service of the Company’s products and a subsidiary in Korea engaged in service of the Company’s products. Also, the Company has a joint venture with Innotech Corporation in Japan engaged in the customization, development and manufacture of product for sale by both companies. The joint venture is 50.1% owned by the Company and is consolidated in the financial statements. The Company also has European subsidiaries, which principally distribute, service, and support Credence products in Europe and the Middle East. The operations of and net investment in foreign subsidiaries are not material.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation.

In August 2001, the Company completed a merger with Integrated Measurement Systems, Inc., or IMS. IMS designs, manufactures, markets and services integrated circuit validation systems and virtual test software. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board 16 (“APB 16”) and therefore, the consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of IMS (see Note 2 for further discussion).

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

Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, depreciation and amortization, product maturity and receivable collectibility for purposes of revenue recognition, warranty costs, restructuring costs, deferred taxes and contingencies.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company records its bad debt expenses as selling, general and administrative expenses. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as bankruptcy or deterioration in the customer’s operating results or

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of its aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.

With the dramatic decline in revenue during fiscal 2001 and continuing in fiscal 2002, the Company continues to monitor its inventory levels in light of product development changes and expectations of an eventual market upturn. The Company recorded a charge of $9.4 million in the fourth quarter of fiscal 2002, a charge of $45.0 million in the second fiscal quarter of 2001 and a charge of $38.0 million in the fourth fiscal quarter of 2001 for the write-down of excess inventories. The Company may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to its current inventory valuations or changes its current product development plans. The Company evaluates its inventory levels and valuations based on estimates and forecasts of the next cyclical industry upturn. Based on these forecasts, the Company estimates its ability to sell current and future products during the next industry upturn and compares those estimates with its current inventory levels. If these forecasts or estimates change, or its product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. At October 31, 2002, approximately 16% and 29% of the inventory balances are for the Kalos memory products and Quartet mixed signal products, respectively.

Foreign Currency Translation

The Company’s international subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using spot rates for the period. The resulting cumulative translation adjustments are presented as a separate component of stockholders’ equity. Realized and unrealized exchange gains or losses from transaction adjustments are reflected in operations and have not been material.

Revenue Recognition and Change in Accounting Principle

The Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred on a net basis until customer acceptance. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Software license revenues including more than one product, including maintenance and support services, are recognized using Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. For customer license arrangements meeting the policy set forth above, fees allocated to the software license will generally be recognized upon delivery and acceptance, while fees allocated to services based upon vendor-specific objective evidence of fair value are recognized ratably as the services are performed.

Credence’s products are generally subject to warranty and such estimated costs are provided for in costs of goods sold when product revenue is recognized. Installation and other services are not essential to the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

functionality of the products as these services do not alter the products capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. The cost of installation is also provided for in cost of goods sold when the installation revenue is recognized. Net sales consist of product and service sales, less discounts and estimated allowances.

For certain customers, typically those with which the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term accounts receivable.

The Company previously recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. The Company adopted SAB 101 effective November 1, 1999, based on guidance provided in SAB 101. In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $31.5 million (after reduction for income taxes of $17.8 million), or $0.51 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2000. None of this cumulative amount was still deferred at October 31, 2001. As a result of the adoption of SAB 101, the increase to net income for fiscal year 2000 was $1.3 million or $0.02 per basic share and $0.02 per diluted share. This amount is comprised of equipment that was shipped to certain customers and previously recorded as revenue, but had not been accepted as of October 31, 1999.

Deferred revenue, which is included in accrued expenses and other liabilities on the balance sheet, is comprised of deferred revenue related to maintenance contracts (and other undelivered services). Deferred profit is related to equipment that was shipped to certain customers and previously recorded as revenue with associated cost of goods sold recognized but either the customer specified acceptance criteria has not been met as of the fiscal year end or the product is not classified as mature as of the fiscal year end and has not been accepted by the customer.

Shipping and Handling Costs

The Company records costs incurred for the shipping and handling of its products as cost of goods sold in the statement of operations.

Derivative Instruments and Hedging Activities

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, as amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

The Company’s objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in foreign currency prices.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into foreign currency forward contracts (forward contracts) to manage exposure related to certain foreign currency transactions. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income, net. The Company may, from time to time, adjust its foreign currency hedging positions by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments typically result from changes in the underlying foreign currency exposures. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in earnings in the period of contract termination or offset. The Company had no outstanding forward contracts at October 31, 2002.

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

At October 31, 2002 and 2001, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition.

Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. In fiscal 2002 the Company recorded a charge against interest income of approximately $1.6 million related to a decline in market value of an investment that was judged to be other than temporary. The cost of securities sold is based on the specific identification method.

The fair market value of cash equivalents, short-term and long-term debt investments represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

	October 31,
	2002	2001
Money market	$19,390	$31,167
Commercial paper	11,487	3,313
Corporate bonds	3,087	—

Cash equivalents	33,964	34,480
Cash	16,228	9,829

Cash and cash equivalents	$50,192	$44,309

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The short-term investments mature in less than one year. All long-term investments have maturities of one to five years. At October 31, 2002 and 2001, these investments are classified as available-for-sale and are categorized as follows (in thousands):

	October 31,
	2002	2001
Commercial paper and medium term notes	$9,212	$14,997
Treasury notes and obligations of U.S. Government agencies	67,016	43,819
Asset backed securities	14,455	23,423
Auction rate securities	3,000	—
Equity securities	1,016	1,282
Corporate bonds	72,905	138,613
Mortgage back securities	4,296	—
Municipal bonds	19,570	36,252

Short and long term investments	$191,470	$258,386

The estimated fair value of cash, cash equivalents, short and long-term investments classified by the maturity date listed on the security is as follows (in thousands):

	October 31,
	2002	2001
Due within one year	$132,415	$140,806
Due within two years	72,570	102,472
Due within three years	20,452	38,810
Due after three years	16,225	20,607

Cash, cash equivalents, short and long term investments	$241,662	$302,695

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Shipping and handling expenses for purchased inventory items are expensed to cost of goods sold. Inventories consist of the following (in thousands):

	October 31,
	2002	2001
Raw materials	$58,941	$65,553
Work-in-process	24,777	21,905
Finished goods	21,918	35,761

	$105,636	$123,219

The Company makes inventory commitment and purchase decisions based upon sales forecasts. To mitigate component supply constraints that have existed in the past and to fill orders with non-standard configurations, the Company builds inventory levels for certain items with long lead times and enter into short-term commitments for certain items. The Company writes off 100% of the cost of inventory that it specifically identifies and considers obsolete, or excessive to fulfill future sales estimates. The Company evaluates its inventory levels and valuations based on estimates and forecasts of the next cyclical industry upturn. These forecasts require the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to estimate its ability to sell current and future products in the next industry upturn and compare those estimates with its current inventory levels. If these forecasts or estimates change, or product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations.

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

	October 31,
	2002	2001
Land	$26,509	$14,439
Buildings	31,422	21,500
Machinery and equipment	96,991	99,529
Software	23,891	22,280
Leasehold improvements	18,261	17,714
Furniture and fixtures	8,912	10,593
Spare parts	28,681	33,574

	234,667	219,629
Less accumulated depreciation and amortization	(122,411)	(110,101)

Net property and equipment	$112,256	$109,528

Other intangible assets, excluding goodwill, consist of the following (in thousands):

	October 31,
	2002	2001
Purchased technology	$48,367	$52,730
Other intangible assets	4,470	14,774

	52,837	67,504
Less accumulated amortization and provisions	(27,629)	(33,054)

Other intangible assets, net	$25,208	$34,450

Goodwill and intangible assets are amortized using the straight-line method over the assets’ estimated useful lives of three to ten years. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate.

In accordance with Statements of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, or SFAS 121, the Company reviews long-lived assets (primarily consisting of property and equipment, goodwill and other intangibles) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable. Such events or changes in circumstances include, but not limited to, a significant industry downturn, a significant decline in the market value of the Company, or significant reductions in projected future cash flows of the operating segments. Determination of recoverability is based on the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value. Long-lived assets classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell.

In the fourth quarter of fiscal 2002 the Company recorded a $5.1 million charge for the impairment of the remaining goodwill and intangible assets associated with the acquisition of DCI in January 2001. This impairment was based on the planned sale of the subsidiary to its management team. See Notes 3 and 13 for further details.

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

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	October 31,
	2002	2001
Accrued payroll and related liabilities	$13,679	$9,916
Accrued warranty	4,316	6,391
Accrued distributor commissions	1,204	2,513
Holdback payments on acquisitions	—	1,000
Deferred revenue	6,321	8,160
Other accrued liabilities	15,296	13,201

	$40,816	$41,181

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the straight line vesting method.

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company’s convertible subordinated notes are dilutive-potential common shares and, accordingly, are included in the fiscal 2000

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation of net income per diluted share. The following table sets forth the computation of basic and diluted net income (loss) per share for the fiscal years ended October 31, (in thousands, except per share amounts):

	2002	2001	2000
Numerator:
Income (loss) available to common stockholders	$(170,481)	$(98,676)	$120,510
Plus income impact of assumed conversions:
Interest on convertible notes	—	—	3,200

Adjusted income (loss) available to common stockholders	$(170,481)	$(98,676)	$123,710
Denominator:
Weighted-average shares outstanding	60,570	59,818	55,300
Plus incremental shares from assumed conversions:
Employee stock options	—	—	4,141
Convertible notes	—	—	2,450

Adjusted weighted-average shares outstanding	60,570	59,818	61,892

Basic net income (loss) per share	$(2.81)	$(1.65)	$2.18
Diluted net income (loss) per share	$(2.81)	$(1.65)	$2.00

During fiscal 2002, the Company excluded options to purchase 1,250,649 shares of common stock from the diluted income per share computation because the effect was anti-dilutive in the year. During fiscal 2001, the Company excluded options to purchase 2,185,119 shares of common stock from the diluted income per share computation because the effect was anti-dilutive in the year.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standard No.142, “Goodwill and Other Intangible Assets”, or SFAS 142.

SFAS 141 supercedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. The Company will apply the requirements of SFAS 141 to all business combinations initiated after June 30, 2001. As of October 31, 2002, there were no business combinations subject to these requirements.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001 for which the Company made none. Total goodwill amortization expense, including impairments, was $9.7 million in fiscal 2002, $10.0 million in fiscal 2001 and $1.8 million in fiscal 2000. The Company adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore ceased goodwill amortization for acquisitions made prior to July 1, 2001. However, it is possible that in the future the Company may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, the Company will continue to amortize most purchased intangible assets and to assess those assets for impairment as appropriate.

In connection with the transitional goodwill impairment evaluation under SFAS 142, the Company will perform an assessment of goodwill impairment as of November 1, 2002, the date of adoption. To accomplish this, the Company will identify its reporting units and determine the carrying value of each of them by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill to its carrying amount, both of which will be measured as of the date of adoption. The implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of the date of adoption of SFAS 142 on November 1, 2002, the Company had an unamortized acquired intangible assets balance of approximately $25.2 million excluding the balance of approximately $430,000 for acquired workforce reclassified to goodwill. As of that date, the Company also had an unamortized goodwill balance of approximately $34.3 million. These balances will be subject to the transitional provisions of SFAS 141 and 142. Transitional impairment losses that may be recognized upon adoption of SFAS 141 and 142 are indeterminable at this time.

The following table shows the Company’s financial results, as they would have been if the Company had adopted the non-amortization provisions of SFAS 142 as of the beginning of fiscal 2000 (in thousands):

	2002	2001	2000
Net income (loss) as reported before cumulative effect of accounting change	$(170,481)	$(98,676)	$120,510
Amortization of goodwill, net of tax	$6,821	$7,047	$2,278

Pro forma net income (loss)	$(163,660)	$(91,629)	$122,788

In August 2001 the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The Company will adopt SFAS 144 effective November 1, 2002. The Company is currently in the process of determining the anticipated impact of adopting the provisions of SFAS 144.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002 the FASB approved Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

Note 2—Acquisitions

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

IMS had a calendar fiscal year and, accordingly, the IMS statement of operations for the years ended December 31, 2000 has been combined with the Credence statement of operations for the fiscal years ended October 31, 2000. In order to conform IMS’s year end to Credence’s fiscal year end, the consolidated statement of operations for fiscal 2001 includes the results of operations of IMS for two months (May and June 2001) in each of the quarters ended April 30, 2001 and July 31, 2001. Accordingly, for fiscal 2001, Credence’s fiscal first quarter includes the IMS results of operations for the three month period ended March 31, 2001, the second fiscal quarter includes the IMS results of operations for the three month period ended June 30, 2001, the third fiscal quarter includes the IMS results of operations for the three month period ended July 31, 2001, and the fourth fiscal quarter includes the IMS results of operations for the three months period ended October 31, 2001.

Separate results of operations for the years ended October 31, 2001 and 2000 are as follows (in thousands):

	2001		2000
	Net sales	Net loss	Net sales	Net income
Credence	$250,182	$(88,210)	$682,138	$117,510
IMS	51,536	(10,466)	75,213	3,000

Combined	$301,718	$(98,676)	$757,351	$120,510

In January 2001 and February 2001, Credence acquired Dimensions Consulting, Inc., or DCI, and the principal assets of Rich Rabkin & Associates, Inc., or Rabkin, respectively. DCI specializes in providing interface solutions for the semiconductor test and development market through ATE board design and test socket systems. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. DCI and Rabkin were integrated into the Memory Products Division to offer test solutions, which the Company believes increase manufacturing efficiencies and provide faster time to market for its customers. These transactions were accounted for as purchases and accordingly, the accompanying financial statements include the results of

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations of DCI and Rabkin subsequent to the acquisition dates. The total purchase price of $13.5 million consisted of $13.3 million paid in cash at the closing and the cancellation of $0.2 million in existing receivables. Credence also created a $1.5 million deferred tax liability through the accounting for the acquisitions. Additionally, the Company agreed to make payments to the employees of DCI and Rabkin based on the attainment of performance criteria for their respective businesses and the business of the Memory Products Division for a period of two years following the acquisition. These payments have been recorded as compensation expense as they have been incurred. The net tangible assets purchased were approximately $0.8 million.

The total purchase cost of the DCI and Rabkin acquisitions were as follows (in thousands):

Cash paid	$13,286
Deferred tax liability	1,491
Cancelled receivable	214

Total purchase cost	$14,991

The purchase price allocation is as follows (in thousands):

	Amount	Annual Amortization	Useful Lives
Purchase Price Allocation:
Tangible net assets	$806	—	—
Intangible assets acquired:
Assembled workforce	545	$182	3
Developed technology	2,236	559	4
Customer lists	3,347	669	5
Goodwill	8,057	1,612	5

Total purchase price allocation	$14,991	$3,022

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

In the fourth quarter of fiscal 2002 the Company recorded a $5.1 million charge for the impairment of the remaining goodwill and intangible assets associated with the acquisition of DCI in January 2001. This impairment was based on the planned sale of the subsidiary to its management team effective November 1, 2002.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $8.3 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from TMT consists of products and projects related to analog and radio frequency test products. These products and projects are aimed at the development of the ASL 3000 products. The Company estimated that these projects varied in terms of completion from 50% to 85% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $66.4 million and are being amortized over their estimated useful lives, ranging from three to ten years. The TMT products and projects are integrated into the Company’s Mobile Products Group.

The deferred compensation amount represents the intrinsic value of the unvested stock options assumed in the transaction. The useful life is the weighted average remaining future vesting period of the unvested options.

In August 2000, Credence acquired Modulation Instruments, Inc., or MI, a company involved in the design and manufacture of radio frequency testing products. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of MI subsequent to the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition date. The total purchase price of $20.5 million was paid in cash. Additionally, Credence created a $1.9 million deferred tax liability through the accounting for the acquisition. The net tangible assets purchased were approximately $1.9 million.

The total purchase cost of MI is as follows (in thousands):

Cash paid	$20,497
Deferred tax liability	1,903

Total purchase cost	$22,400

The purchase price allocation is as follows (in thousands):

	Amount	Annual Amortization	Useful Lives
Purchase Price Allocation:
Tangible net assets	$1,891	—	—
Intangible assets acquired:
Developed technology	3,419	$855	4
Assembled workforce	477	159	3
In-process research and development	3,313	—	—
Patents	862	172	5
Goodwill	12,438	3,106	4

Total purchase price allocation	$22,400	$4,292

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in approximately $3.3 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from MI consists of products and projects related to radio frequency tests products. These products and projects are aimed at the development of the Modulated Vector Network Analyzer instrument in various forms including the ASL 3000 product. The Company estimated that these projects varied in terms of completion from 70% to 84% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The expected completion dates of these projects range from completed to late fiscal 2002. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $17.2 million and are being amortized over their estimated useful lives, ranging from three to five years. The MI products and projects are integrated into the Company’s Mobile Products Group.

In August 2000, Credence acquired its European distribution companies. Credence Europa, or Europa, was purchased from its management team for $8.4 million in cash. Europa distributes, services and supports the Company’s products in Europe and the Middle East. The transaction was accounted for as a purchase and

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordingly, the accompanying financial statements include the results of operations of Europa subsequent to the acquisition date. The net tangible assets purchased were approximately $3.1 million. The intangible assets, consisting primarily of customer relationships, assembled workforce, and goodwill, were assigned a value of $5.3 million and are being amortized over their estimated useful lives, ranging from three to four years.

In October 2000, Credence acquired New Millennia Solutions, Inc., or NMS, a company involved in the design and manufacture of native test environment Rambus RDRAM memory and module test products and application specific test products. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of NMS subsequent to the acquisition date. The total purchase price of $11.3 million consisted of $7.3 million paid in cash at the closing and the cancellation of $4.0 million in existing equity investments in NMS. Credence also created a $1.9 million deferred tax liability through the accounting for the acquisition. Additionally, the Company agreed to make payments to the employees of NMS based on the attainment of performance criteria for this division for a period of three years following the acquisition. No payments were accrued in fiscal 2000 or 2001. The net tangible assets purchased were approximately $2.2 million.

The total purchase cost of the NMS merger is as follows (in thousands):

Cash paid	$11,265
Deferred tax liability	1,881

Total purchase cost	$13,146

The purchase price allocation is as follows (in thousands):

	Amount	Annual Amortization	Useful Lives
Purchase Price Allocation:
Tangible net assets	$2,215	—	—
Intangible assets acquired:
Developed technology	4,064	$1,016	4
Assembled workforce	313	78	4
In-process research and development	200	—	—
Patents	324	65	5
Goodwill	6,030	1,508	4

Total purchase price allocation	$13,146	$2,667

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $0.2 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from NMS consists of products and projects related to application specific testing products, or ASTS. These products and projects

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were aimed at the development of an ASTS tester. The Company estimated that these projects were approximately 30% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The intangible assets, consisting primarily of developed technology, assembled workforce, and goodwill, were assigned a value of $10.7 million and are being amortized over their estimated useful lives, ranging from four to five years.

In the fourth fiscal quarter of 2001 the Company recorded an impairment charge of approximately $6.6 million for the write-down of the remaining NMS goodwill and intangible assets. See Note 3 for further discussion.

In conjunction with the acquisition of IMS in August 2001, Fluence was merged with IMS. The integration of Fluence with IMS resulted in the write-down of $2.3 million of the goodwill and purchased technology intangible assets of Opmaxx. This impairment was based on product decisions for the newly combined operations of Fluence and IMS.

Note 3—Special Charges

The Company recorded a charge of $9.4 million in the fourth quarter of fiscal 2002 related to excess and obsolete inventory which was included in the Cost of Goods sold.

In addition, in the fourth quarter of fiscal 2002 the Company recorded special charges as operating expenses as noted below:

Amount
Special charges included in operating expenses in fiscal 2002 (in thousands):
Restructuring Charges
Employee severance charges	$5,694
Asset disposals	9,107
Operating leases written off	4,159
Other Special Charges
Write down of private investments	6,391
Goodwill and intangible assets associated with DCI	5,134

Total special charges included in operating expenses	$30,485

These charges were associated with headcount reductions and facility consolidations the Company implemented in the fourth fiscal quarter. During the fourth fiscal quarter, the Company reduced headcount by approximately 225 heads. Of this total about 65 were in manufacturing, 25 were in R&D and about 135 were in SG&A. As part of this reduction the Company discontinued its next-generation DRAM IMS product and closed the associated IMS facilities in Switzerland and Germany. The Company also began taking steps to exit the IMS facility in Beaverton, Oregon and consolidate these employees into its facility in Hillsboro, Oregon. Approximately $4.1 million of this charge required cash during the quarter, $4.2 million will require cash over the remaining lease terms and the remaining $10.7 million are non-cash write-downs.

The Company wrote-down its private investments in the fourth fiscal quarter of 2002 by approximately $6.4 million. These impairment charges are due to the decline in the fair value of these equity and debt investments and were judged to be other-than-temporary.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal 2002 the Company recorded a $5.1 million charge for the impairment of the remaining goodwill and intangible assets associated with the acquisition of DCI in January 2001. This impairment was based on the planned sale of the subsidiary to its management team as of October 31, 2002.

In the second quarter of fiscal 2001 the Company recorded a charge of $45.0 million for the write-down of excess inventory as well as a charge of approximately $2.0 million for severance payments and asset disposals associated with headcount reductions the Company implemented in February 2001. These charges were recorded as a result of the Company’s response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in 2001. In the third quarter of fiscal 2001 the Company recorded a further $1.0 million for severance payments and asset disposals associated with headcount reductions the Company implemented in May and August 2001. In the fourth quarter of fiscal 2001 the Company recorded a further $0.2 million for headcount reductions and a further $38.0 million for the write-down of excess inventory. The Company reduced headcount by more than 400 people during the fiscal year across all functional areas. Severance payments have been distributed during the year and the remaining accruals at October 31, 2001 are not significant.

In the second and third quarters of fiscal 2001 the Company recorded charges of approximately $3.2 million related to fees and expenses associated with the acquisition of IMS. A further $16.9 million was recorded in the fourth quarter for the closing of the IMS transaction and the integration of their operations with Credence and Credence’s subsidiary, Fluence. The elements of the IMS acquisition charges are as follows (in thousands):

Fees and expenses (investment bankers, legal, accounting, D&O insurance, travel, etc.)	$9,951
Write-down of tangible and intangible assets	7,501
Lease and liability accruals	1,390
Employee termination benefits	1,272

$20,114

In the fourth quarter of fiscal 2001 the Company recorded a $6.6 million charge for the impairment of the remaining unamortized intangible assets associated with the acquisition of NMS in October 2000. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS. This write-down applies to the ATE portion of the Company’s business.

In the fourth quarter of fiscal 2001 the Company recorded a $2.3 million charge for the abandonment of the former TMT facility in Sunnyvale, California as these operations were integrated into its Fremont, California facilities. This charge consisted of $1.8 million in estimated future rental payments to be paid through February 2005 and $0.5 million for asset and leasehold improvement disposals.

Note 4—Industry Segments and Concentration of Risks

Credit Risk, Product Line and Segment/Geographic Data

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments and trade receivables. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the balance sheet. See Note 1 for a description of these investment assets at October 31, 2002 and 2001.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries operate in two industry segments: the design, development, manufacture, sale and service of ATE used in the production of semiconductors; and, as a result of acquisitions made in fiscal years 1997 through 1999, the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from software were not material to the Company’s operations in fiscal years 2002, 2001 and 2000, representing less than 4% of net sales.

The Company’s net sales by product line consisted of:

	Year Ended October 31,
	2002	2001	2000
Mixed Signal	51%	61%	74%
Logic	5	4	11
Memory	18	19	8
Service and software	26	16	7

Total net sales	100%	100%	100%

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

Export sales, which are denominated in U.S. dollars and represent substantially all of the Company’s international sales, represent sales to the Company’s customers primarily throughout Asia Pacific and Europe. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended October 31,
	2002	2001	2000
Domestic	45%	39%	26%
Asia Pacific	42	38	66
Europe	13	23	8

Total net sales	100%	100%	100%

One customer, Spirox Corporation (a distributor in Taiwan), accounted for 20%, 13% and 42% of the Company’s net sales in fiscal 2002, 2001 and 2000, respectively. One end-user customer, headquartered in the USA, accounted for 20% of the Company’s net sales in fiscal 2002. Two end-user customers, headquartered in Europe, accounted for 13% and 11% of the Company’s net sales respectively, in fiscal 2001. One end-user customer, headquartered in Taiwan, accounted for 17% of the Company’s net sales in fiscal 2000. This concentration subjects a significant portion of the Company’s receivables and future revenues to the risks associated with doing business in foreign countries, including political and economic instability, currency exchange rate fluctuations and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could have a material impact on the Company’s business, financial condition or results of operations.

Note 5—Lease Obligations and Other Commitments

The Company leases its facilities and some equipment under operating leases that expire periodically through 2007.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The approximate future minimum lease payments of operating leases not written off for facilities and equipment at October 31, 2002 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
2003	$5,233	$2,680	$2,553
2004	3,626	1,500	2,126
2005	1,356	513	843
2006	489	0	489
2007	204	0	204

	$10,908	$4,693	$6,215

Rent expense was approximately $ 5,265,000, $6,610,000 and $6,258,000 for the years ended October 31, 2002, 2001, and 2000, respectively.

The Company has an agreement with a non-related leasing company whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of the leasing company to the bank. Under this agreement, the leasing company agreed to grant to the Company a security interest to secure the obligations of the leasing company as a result of any payments by the Company pursuant to the guaranty. At October 31, 2002 and 2001, the debt of the leasing company subject to this guaranty was $5,000,000 and $8,750,000, respectively.

Note 6—Convertible Subordinated Notes

In September 1997, the Company sold $115 million of 51/4% convertible subordinated notes (the “Notes”) due September 2002 through a private placement. The Notes were unsecured obligations of the Company and were subordinated to all present and future senior indebtedness of the Company. The Notes were convertible into common stock of the Company at an initial conversion price of $34.58 per share.

In September 2000, the remaining Notes were called for redemption by the Company. Of the $95.0 million principal amount of Notes outstanding, approximately $60,000 of the Notes was redeemed for cash while the remaining Notes were converted by the holders into 2,792,421 shares of Common Stock.

Note 7—Stockholders’ Equity

Deferred Compensation

The Company recorded $1.0 million of deferred compensation and additional paid-in capital in fiscal 2001 upon the issuance of certain stock options to IMS employees before shareholder approval was obtained for the authorization of these shares. This amount is being amortized using the straight-line method over an expected life of four years.

The Company recorded $8.3 million of deferred compensation and additional paid-in capital upon the assumption of the outstanding TMT options in May 2000. The deferred compensation was being amortized using the straight-line method over an expected life of 2.75 years and was fully amortized in fiscal 2002.

During the periods ended October 31, 2002, 2001, and 2000, the Company recognized compensation expense related to the amortization of deferred compensation intangibles of $1.9 million, $3.2 million, and $3.9 million, respectively

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans and Stock Purchase Plan

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

On March 22, 2000, the stockholders approved an amendment to the Company’s 1993 Plan that implemented an automatic share increase feature pursuant to which the number of shares available for issuance under the 1993 Plan will automatically increase on the first trading day of each fiscal year (the “First Trading Day”), beginning with the 1999 fiscal year and continuing through the fiscal year 2003, by an amount equal to three and a half percent (3.5%) of the total number of shares outstanding on the last trading day of the immediately preceding fiscal year, but no such annual increase is to exceed 3,000,000 shares.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity under all plans, as defined below (in thousands, except per share amounts) is as follows:

	Options Available for Grant (Authorized)	Number of Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at October 31, 1999	1,354	7,998	$0.27-21.78	$13.14
Increase in authorized shares	2,547	—	—	—
Options granted	(3,924)	3,924	$4.98-67.99	$31.85
Options canceled	315	(315)	$1.07-67.99	$17.58
Options exercised	—	(1,393)	$0.27-22.22	$9.61
Options expired	(3)	—	—	—

Balance at October 31, 2000	289	10,214	$0.27-67.99	$20.32
Increase in authorized shares	2,337	—	—	—
Options granted	(4,282)	4,282	$8.61-24.39	$17.14
Options canceled	2,071	(2,071)	$0.27-67.99	$22.51
Options exercised	—	(697)	$0.27-22.22	$10.99
Options expired	(21)	—	—	—

Balance at October 31, 2001	394	11,728	$1.07-67.99	$19.16

Increase in authorized shares	2,618	—	—	—
Options granted	(3,536)	3,536	$7.00-20.32	$14.29
Options canceled	1,271	(1,271)	$1.64-65.75	$26.38
Options exercised	—	(475)	$1.64-22.22	$9.05
Options expired	(89)	—	—	—

Balance at October 31, 2002	658	13,518	$1.07-67.99	$17.56

The Company has reserved for issuance approximately 14,176,000 shares of common stock in connection with the stock option plans.

The following table summarizes information about options outstanding and exercisable at October 31, 2002 (in thousands except per share amounts):

Options Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable
				Options	Weighted
Range of Exercise Prices	Options Outstanding at Oct. 31, 2002			Currently Exercisable net Oct. 31, 2002	Average Exercise Price
$ 1.07-$15.18	5,976,958	7.78	$11.47	2,839,769	$10.05
$15.68-$20.63	4,604,479	8.00	$17.77	2,536,282	$17.80
$20.66-$67.99	2,936,712	7.51	$29.63	1,866,360	$29.03

$ 1.07-$67.99	13,518,149	7.79	$17.56	7,242,411	$17.66

These options will expire, if not exercised, at specific dates from July 2003 to October 2012.

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides eligible employees with the opportunity to acquire shares of the Company’s common stock. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date on which the purchase period ends, whichever is lower. Approximately 282,358, 201,342 and 107,718 shares were issued pursuant to the plan in 2002, 2001 and 2000, respectively. Approximately 30,810 shares were issued pursuant to the final purchase of the IMS Stock Purchase Plan in 2002. At October 31, 2002, approximately 549,306 shares were reserved for issuance under the 1994 Plan.

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

	2002	2001	2000
Expected life (years)	6.64	6.39	6.48
Expected stock price volatility	0.77	0.78	0.77
Risk-free interest rate	3.55%	4.77%	5.06%

The grant date weighted-average fair value of options granted during the year was $10.19, $12.35 and $26.22 for 2002, 2001 and 2000, respectively.

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for issuances made in 2002, 2001 and 2000:

	2002	2001	2000
Expected life (years)	0.50	0.50	0.50
Expected stock price volatility	0.75	0.85	0.89
Risk-free interest rate	1.42%	1.75%	5.47%

The weighted-average fair value of purchase rights granted during the year was $4.77, $7.93 and $13.87 for 2002, 2001 and 2000, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to its employees is amortized over the option’s vesting period and the Employee Stock Purchase Plan’s six-month purchase period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	2002	2001	2000
Net income (loss) as reported	$(170,481)	$(98,676)	$120,510
Pro forma net income (loss)	$(211,780)	$(129,254)	$98,308
Basic net income (loss) per share as reported	$(2.81)	$(1.65)	$2.18
Pro forma basic net income (loss) per share	$(3.50)	$(2.17)	$1.78
Diluted net income (loss) per share as reported	$(2.81)	$(1.65)	$2.00
Pro forma diluted net income (loss) per share	$(3.50)	$(2.17)	$1.59

Rights Plan

On June 1, 1998, the Company adopted the Credence Systems Corporation Stockholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of Credence common stock, par value $0.001 per share (“Right”) of the Company held by stockholders of record as of the close of business on June 22, 1998. The Rights will expire on June 22, 2008, unless redeemed or exchanged. Under the Rights Plan, each Right initially will entitle the registered holder to buy one unit of a share of preferred stock for $165.00. The Rights will become exercisable only if a person or group (other than stockholders currently owning 15% of Credence common stock) acquires beneficial ownership of 15% or more of Credence’s common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Credence’s common stock.

Note 8—Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contributions to this plan have been $1,074,000, $1,000,000 and $1,467,000 in fiscal years ended October 31, 2002, 2001, and 2000, respectively.

The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive-based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made contributions of $-0-, $824,000 and $6,085,000 in fiscal 2002, 2001 and 2000, respectively.

In July 1996 and July 2000, the Company implemented Executive Deferred Compensation Plans for the purpose of providing eligible employees with a program for deferred compensation earned during employment. The plans are funded deferred compensation arrangements for the benefit of certain highly compensated employees of the Company. Under the terms of the plans, eligible employees of the Company may make voluntary contributions to the plans as a percentage of compensation, but not in excess of limitations stated in the plans. These contributions are invested in a variety of investment funds for the intended use of paying plan benefits when participating employees become eligible to receive such benefits under the terms of the plans. The Company has not and currently does not match employee contributions and does not intend to do so in the near future.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes

The tax provision (benefit) consists of the following (in thousands):

	Year Ended October 31,
	2002	2001	2000
Federal:
Current	$(29,352)	$(48,976)	$84,119
Deferred	29,721	(3,383)	(5,122)

	369	(52,359)	78,997
State:
Current		—	10,565
Deferred	6,703	(5,160)	(751)

	6,703	(5,160)	9,814
Foreign:
Current	155	614	390

Income tax provision (benefit)	$7,227	$(56,905)	$89,201

Pre-tax income (loss) from foreign operations was approximately $(4,755,000), $1,665,000 and $878,000 in 2002, 2001 and 2000, respectively.

Reconciliation between the Company’s effective tax rate 4.4% in 2002, (37%) in 2001 and 37% in 2000 and the U.S. statutory rate of 35% is as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Tax computed at statutory rate	$(57,271)	$(54,455)	$84,448
State income tax (net of federal benefit)	6,703	(6,709)	6,426
US losses not benefited	54,995	—	—
Foreign sales corporation benefit	—	—	(6,352)
Non-deductible in-process research and development	—	—	4,128
Non-deductible goodwill amortization	4,355	5,223	1,523
Research and development credits	(961)	(1,230)	(802)
Other items	(594)	266	(170)

Income tax provision (benefit)	$7,227	$(56,905)	$89,201

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	October 31,
	2002	2001
Deferred tax assets:
Accounting for inventories	$39,667	$23,540
Allowance for doubtful accounts	1,582	3,269
Accruals not currently deductible	20,894	11,614
Net operating loss and credit carryforwards	8,781	6,389
Book over tax depreciation	3,971	2,160
Deferred revenue/profit/commissions	1,471	3,700

Total deferred tax assets	76,366	50,672
Valuation allowance for deferred tax assets	(68,131)	(2,044)

	8,235	48,628
Deferred tax liability:
Intangibles	(8,235)	(12,204)

Net deferred tax assets	$–0–	$36,424

At October 31, 2002, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $14.4 million and $0.6 million, respectively, which expire in 2004 through 2022. Utilization of the federal net operating loss carryforwards at October 31, 2002 is limited to approximately $1.4 million annually under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of the research tax credit carryforwards is similarly limited.

Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of its deferred tax assets, the company has provided a valuation allowance equal to its net deferred assets at October 31,2002. There was a net increase of $66.1 million in the valuation allowance in fiscal 2002, a net decrease of $0.3 million in fiscal 2001 and a net decrease of $0.6 million in fiscal 2000.

Note 10—Contingencies

In July 1998, the Company received a written allegation from inTEST IP Corporation and its patent licensee inTEST Corporation, or inTEST, that it was infringing a patent held by inTEST. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against the Company, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In April 2001 the Company was served with the complaint and since that date discovery has commenced. In March 2002, the court set the trial for this action for November 11, 2003. In addition to direct costs and diversion of resources that may result, the Company may be obligated to indemnify third parties for costs related to this allegation.

In April 2002, Reptron Electronics, Inc. a supplier of certain electronic components to the Company, filed a complaint in the U.S. District Court for the District of Oregon, alleging that the Company had breached a contract to purchase certain components ordered from Reptron during 2000. The complaint seeks damages of approximately $3.9 million. Discovery has commenced in this action.

The Company currently believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Note 11—Accumulated Other Comprehensive Income

Accumulated other comprehensive income and changes thereto consist of (in thousands):

	Year Ended October 31,
	2002	2001	2000
Beginning balance income (loss), net of tax	$4,854	$2,097	$(794)
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,396)	373	3,313
Currency translation adjustment, net of tax	385	2,384	(422)

Ending balance income (loss), net of tax of $-0-, $1,102, and $1,644, respectively	$3,843	$4,854	$2,097

As of October 31, 2002, 2001 and 2000, unrealized holding gains (losses) net of taxes were $2.0 million, $3.4 million and $2.6 million, respectively.

Note 12—Related Party Transactions

Bernard V. Vonderschmitt, a director of the Company, is the founder and chairman of Xilinx, Inc. and Dr. William G. Howard Jr., a director of the Company, is a director of Xilinx. For the years ended October 31, 2002, 2001, and 2000, the Company sold approximately $810,000, $536,000 and $3.1 million, respectively, of products and services to Xilinx. The amounts receivable from Xilinx were approximately zero, zero and $356,000 at October 31, 2002, 2001 and 2000, respectively.

Thomas Franz, a director of the Company, is a Corporate Vice President of Intel Corporation. For the years ended October 31, 2002, 2001 and 2000, the Company sold approximately $32.5 million, $18.3 million and $39.0 million, of products and services to Intel. The amounts receivable from Intel were approximately $1.8 million, $9.5 million and $1.6 million at October 31, 2002, 2001 and 2000, respectively.

Michael Bosworth, a director of the Company, is the former Executive Vice President of the Systems Solutions Business of Cadence Design Systems (“Cadence”). Mr. Bosworth moved to a part-time role at Cadence in November 2002. In May 2002, the Company announced the creation of a technology alliance with Cadence with the initial goal of making the Company’s design-for-test software tools available through the Cadence sales channel. No sales occurred through this agreement in fiscal 2002. In fiscal years 2000 and 2001, in certain foreign markets, Cadence employees acted as sales agents for the Company. The Company reimbursed Cadence for related costs incurred on Credence’s behalf, plus an administrative fee. Cadence continues to provide facilities for certain domestic Company sales personnel. Charges for utilization of these facilities have been reflected in the accompanying Consolidated Statements of Operations as Selling, General and Administrative expense. For the years ended October 31, 2002, 2001 and 2000, the costs of the above services provided by Cadence totaled $228,463, $999,000 and $535,000, respectively. For the year ended October 31, 2001, the Company sold approximately $359,000 of products and services to Cadence (none for the years ended October 31, 2000, and 2002). The amounts receivable from Cadence were not significant.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Subsequent Events (Unaudited)

In November 2002, the Company announced it entered into a definitive agreement to acquire Optonics, Inc., or Optonics. Optonics, headquartered in Mountain View, California, with approximately 35 employees is a leading technology supplier of integrated solutions for emission-based optical diagnostics and failure analysis. The acquisition was an all-stock transaction pursuant to which Credence issued approximately 1.9 million shares of its common stock for all of the outstanding shares of Optonics as well as options to purchase an additional 100,000 shares of Credence. The transaction closed on January 22, 2003.

In November 2002, the Company announced the planned sale of its subsidiary, Dimensions Consulting Inc., or DCI. The Company anticipates the transaction will close during the first fiscal quarter of 2003 with an effective date of November 1, 2002.

In January 2003 the Company announced the acquisition of substantially all of the assets of SZ Testsysteme AG and SZ Testsysteme GmbH for $4.7 million in cash. The Credence-SZ division will operate with approximately 135 employees from a facility located in Amerang, Germany and focus on the advanced analog, power automotive, and communications markets.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Officers of the Registrant

The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers and Key Employees” in Part I of this Form 10-K Annual Report.

Item 11.    Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of October 31, 2002 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (5) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon the exercise of those assumed options as of October 31, 2002, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A (4)
Equity Compensation Plans Approved by Shareholders (1)(3)	10,447,677	$18.79	368,339
Equity Compensation Plans Not Approved by Shareholders (2)	1,194,761	$15.84	289,300

Total	11,642,438	$18.49	657,639

(1)	Consists of the 1993 Stock Option Plan (the “1993 Plan”).
(2)	Consists solely of the Supplemental Stock Option Plan. Options under this Plan are not held by any directors or executive officers of the Company.

(3)
Excludes employee stock purchase rights accruing under the 1994 Employee Stock Purchase Plan. Under the 1994 Plan, each eligible employee may purchase up to 1,500 shares of Common Stock at semi-annual intervals on February 14th and August 14th each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into the offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(4)
Consists of shares available for future issuance under the Plans. As of October 31, 2002, an aggregate of 549,306 shares of Common Stock were available for issuance under the 1994 Plan and 368,339 shares of Common Stock were available for issuance under the 1993 Plan. However, pursuant to the automatic share increase provisions of the 1994 Plan and the 1993 Plan, the number of shares reserved for each such plan will automatically increase on the first trading day of each fiscal year over the term of the relevant plan by a number of shares equal to one half of one percent (0.5%) and three and a half percent (3.5%), respectively, of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year. In no event, however, may any such annual increase to the share reserve of the 1994 Plan and 1993 Plan exceed 500,000 shares and 3,000,000 shares, respectively, as adjusted from time to time to reflect any subsequent stock dividends or stock splits.

(5)
The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of October 31, 2002, a total of 1,875,711 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $11.82 per share. No additional options may be granted under those assumed plans.

A Supplemental Stock Option Plan (the “Supplemental Plan”) was implemented by the Board on August 9, 2000. The Supplemental Plan is a non-shareholder approved plan under which options may be granted to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant. 1,500,000 shares of Common Stock have been authorized by the Board for issuance under the Supplemental Plan. All option grants will have an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each option will vest in installments over the optionee’s period of service with the Company. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. Each option will have a maximum term (not to exceed 10 years) set by the plan administrator (either the Board or a Board committee) at the time of grant, subject to earlier termination following the optionee’s cessation of employment. All options are non-statutory options under the Federal tax law.

Share issuances under the 1993 Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the Supplemental Plan, and share issuances under Supplemental Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the 1993 Plan.

Rule 10b5-1 Stock Selling Plans

The Company has been informed that one of its executive officers, John R. Detwiler, has adopted a stock selling plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which he intends to sell shares of the Company’s common stock from time to time.

The term of Mr. Detwiler’s plan begins on April 1, 2003 and terminates on December 31, 2003. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 112,500 shares have been sold pursuant to the plan.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that its disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of the Annual Report on Form 10-K:

1.  Financial Statements.    The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

2.  Financial Statement Schedule.    The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2002, 2001 and 2000, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page
Schedule II—Valuation and Qualifying Accounts	87

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.  Exhibits.    See Exhibit Index on page 93.

(b)  Reports on Form 8-K. The Company filed a Current Report on Form 8-K on November 27, 2002 announcing its proposed acquisition of Optonics, Inc. The Company filed a Current Report on Form 8-K on January 23, 2003 announcing the closing of such acquisition.

(c)  See Exhibit Index on page 88.

(d)  The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2002, 2001 and 2000, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page
Schedule II—Valuation and Qualifying Accounts	87

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2003.

CREDENCE SYSTEMS CORPORATION (Registrant)

By:	/s/ GRAHAM J. SIDDALL
Graham J. Siddall Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ JOHN R. DETWILER
John R. Detwiler Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Graham J. Siddall and John R. Detwiler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GRAHAM J. SIDDALL Graham J. Siddall	Chairman of the Board of Directors and Chief Executive Officer	January 28, 2003

/s/ JOHN R. DETWILER John R. Detwiler	Senior Vice President, Chief Financial Officer and Secretary	January 28, 2003

/s/ WILLIAM G. HOWARD, JR. William G. Howard, Jr.	Director	January 28, 2003

/s/ HENK J. EVENHUIS Henk J. Evenhuis	Director	January 28, 2003

/s/ JOS C. HENKENS Jos C. Henkens	Director	January 28, 2003

Signature	Title	Date

/s/ BERNARD V. VONDERSCHMITT Bernard V. Vonderschmitt	Director	January 28, 2003

/s/ JON D. TOMPKINS Jon D. Tompkins	Director	January 28, 2003

/s/ MICHAEL F. BOSWORTH Michael F. Bosworth	Director	January 28, 2003

/s/ THOMAS R. FRANZ Thomas R. Franz	Director	January 28, 2003

CERTIFICATIONS

I, Graham J. Siddall, certify that:

1.  I have reviewed this annual report on Form 10-K of Credence Systems Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GRAHAM J. SIDDALL
Graham J. Siddall Chairman of the Board and Chief Executive Officer

Date:    January 28, 2003

CERTIFICATIONS

I, John R. Detwiler, certify that:

1.    I have reviewed this annual report on Form 10-K of Credence Systems Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN R. DETWILER
John R. Detwiler Senior Vice President, Chief Financial Officer and Secretary

Date:    January 28, 2003

Schedule II

CREDENCE SYSTEMS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions	Write-offs	Balance at End of Year
Year ended October 31, 2002
Allowance for doubtful accounts	$8,235	$899	$3,746	$5,388
Year ended October 31, 2001
Allowance for doubtful accounts	$7,604	$1,182	$551	$8,235
Year ended October 31, 2000
Allowance for doubtful account	$3,473	$4,647	$516	$7,604

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated October 5, 1993 between Credence Systems Corporation, a California Corporation, and the Company.

2.2(1)	Asset Purchase Agreement dated December 31, 1990 between Tektronix, Inc. and the Company, including Amendment No. 1 to the Asset Purchase Agreement dated December 31, 1990.

2.3(1)	Technology Agreement between Tektronix, Inc. and the Company dated December 31, 1990.

2.4(1)	Letter Agreement between Tektronix, Inc. and the Company dated September 30, 1992.

2.5(1)	Amendment Agreement dated as of August 12, 1993 between Tektronix, Inc. and the Company.

2.6(1)	1990 Plan of Purchase Price Adjustment Recapitalization.

2.7(1)	Letter Agreement between Tektronix, Inc. and the Company dated August 11, 1993.

2.8(8)	Agreement and Plan of Reorganization dated as of February 6, 1994 among the Registrant, Semiconductor Test Solutions, Inc., EPRO and the shareholders of EPRO listed therein.

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

2.14(26)	Agreement and Plan of Reorganization dated as of March 27, 2000, among the Company, TMT and Champagne Acquisition Corporation.

2.15(29)	Agreement and Plan of Merger and Reorganization dated May 16, 2001, by and among the Company, Iguana Acquisition Corporation and Integrated Measurement Systems, Inc.

2.16(30)	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated June 1, 2001, by and among the Company, Iguana Acquisition Corporation and Integrated Measurement Systems, Inc.

3.1(25)	Amended and Restated Certificate of Incorporation of the Company.

3.2(35)	Amended and Restated Bylaws of the Company, as currently in effect.

Exhibit Number	Description

4.1(1)
Investor Rights Agreement dated October 15, 1989 by and among the Company and the investors listed therein, including Amendment Agreement to the Investor Rights Agreement dated June 15, 1990, Second Amendment Agreement to the Investor Rights Agreement dated September 30, 1992 and the Third Amendment Agreement to Investor Rights Agreement dated August 8, 1993.

4.2(3)	Fourth Amendment Agreement to the Investor Rights Agreement dated March 10, 1994.

4.3(16)	Form of Rights Agreement, dated as of June 2, 1998, by and between the Company and BankBoston, N.A., as Rights Agent.

4.4(16)	Form of Certificate of Designation for the Series A Junior Participating Preferred Stock of the Company.

4.5(16)	Form of Rights Certificate.

4.6(7)	Fifth Amendment Agreement to the Investor Rights Agreement dated May 26, 1995.

4.7(31)	Registration Rights Agreement, dated May 16, 2001, by and between the Registrant and Cadence Design Systems, Inc.

10.1(1)	Form of Indemnification Agreement Between the Company and each of its officers and directors.

10.2(1)	Underwriting Agreement dated October 28, 1993 by and among the Company and the underwriters named therein.

10.3(3)	Underwriting Agreement dated March 31, 1994 by and among the Company and the underwriters named therein.

10.4(7)	Underwriting Agreement dated June 14, 1995 by and among the Company and the underwriters named therein.

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

10.7(1)	Master Equipment Lease Agreement between the Company and Financing for Science and Industry, Inc. dated February 26, 1993.

10.8(4)	Leaseline Agreement between Comdisco and the Company dated July 29, 1994.

10.9(2)	Indemnification and Security Agreement between Credence Capital Corporation and the Company dated October 28, 1994.

10.10(3)	Stock Transfer Agreement by and among the Company, Richard Cann, Rene Verhaegen and Credence Europa Limited dated as of February 28, 1994.

10.11(3)	Secured Line of Credit Agreement between Credence Europa Limited and the Company dated as of February 28, 1994.

10.12(6)	Lease by and between the Company and The Mutual Life Insurance Company of New York dated June 16, 1995.

Exhibit Number	Description

10.13(10)	First Amendment to Lease by and between the Company and The Mutual Life Insurance Company of New York dated December 29, 1995.

10.14(11)	Loan and Security Agreement between the Company and Silicon Valley Bank and Comerica Bank-California dated April 28, 1995, as amended.

10.15(9)	Domestic and International Master Agreement for Purchase of Equipment and Product Support between the Company and Comdisco, Inc., dated January 31, 1995.

10.16(11)	Master Lease Purchase Agreement, Lease Purchase Closing Schedule and Lease Purchase Addendum No. One between Metlife Capital Corporation and the Company dated April 30, 1996.

10.17(12)	Loan Agreement among Silicon Valley Bank, Bank of Hawaii and the Company, dated July 26, 1996.

10.18(13)	License Agreement between the Company and Kinetix Test Systems, LLC, dated July 31, 1996.

10.19(13)	Lease Agreement between Petula Associates, Ltd and Koll Portland Associates, dba KBC Tigard II and the Company dated September 12, 1995.

10.20(13)	Sixth Amendment to Lease by and between the Company and Pen Nom I Corporation dated March 10, 1995.

10.21(23)	Software OEM License Agreement between the Company, Test Systems Strategies, Inc. and Summit Design, Inc. dated May 19, 1997.

10.22(14)	Joint Venture Agreement dated June 10, 1997, between the Company and Innotech Corporation.

10.23(17)	Lease Agreement between the Company and Bedford Property Investors, Inc. dated December 10, 1997.

10.24(18)	Lease Agreement between the Company and Pacific Realty Associates, L.P., dated April 10, 1998.

10.25(19)	Amendment to Loan Agreement dated July 24, 1998 between the Company, Silicon Valley Bank and Bank of Hawaii.

10.26(19)	Non-Recourse Receivables Purchase Agreement dated May 1, 1998 between the Company and Silicon Valley Financial Services.

10.27(21)	Amendment to Loan Agreement dated February 5, 1999 between Silicon Valley Bank, Bank of Hawaii and the Company.

10.28(22)	Amendment to Loan Agreement dated July 23, 1999 between Silicon Valley Bank and the Company.

10.29(22)	Employment Agreement by and between the Company and Graham J. Siddall, dated July 29, 1999.

10.30(24)	Underwriting Agreement dated February 2000 by and among the Company and the Underwriters named therein.

10.31(25)	Amendment to Graham J. Siddall Employment Agreement.

10.32(30)	Amended and Restated Shareholder Agreement dated June 4, 2001 by and among the Company, Iguana Acquisition Corporation and Cadence Design Systems, Inc.

10.33(34)	Employment Agreement, dated January 15, 2002, by and between the Company and John R. Detwiler.

Exhibit Number	Description

10.34(34)	Employment Agreement, dated January 15, 2002, by and between the Company and David A. Ranhoff.

10.35(34)	Employment Agreement, dated March 25, 1998, by and between Integrated Measurement Systems, Inc. and Keith L. Barnes.

10.36(34)	Letter Agreement, dated August 1, 2001, by and among Integrated Measurement Systems, Inc., the Company and Keith L. Barnes.

10.37(34)	Letter Agreement, dated January 15, 2002, by and between the Company and Keith L. Barnes.

10.38(34)	Employment offer letter, dated October 1, 2001, by and between the Company and Fred Hall.

10.39(34)	Letter Agreement, dated January 15, 2002, by and between the Company and Fred Hall.

10.40(36)	Real Estate Purchase and Sale Agreement by and between Transwestern Dixon Landings, L.L.C. and the Company dated as of March 25, 2002.

10.41(36)	First Amendment effective May 8, 2002 to Real Estate Purchase and Sale Agreement by and between Transwestern Dixon Landings, L.L.C. and the Company dated as of March 25, 2002.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (reference is made to page 83 of this report).

99.1(28)	1993 Stock Option Plan, as Amended and Restated through May 17, 2000.

99.2(15)	Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.

99.3(15)	Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.

99.4(15)	Addendum to the Stock Option Agreement (Special Tax Elections).

99.5(15)	Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).

99.6(15)	Addendum to the Stock Option Agreement (Change in Control).

99.7(15)	Addendum to the Stock Option Agreement (Financial Assistance).

99.8(15)	Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

99.9(15)	Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

99.10(28)	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

99.11(5)(10)	Compensation Agreement between the Company and Jos C. Henkens, dated November 5, 1993.

99.12(5)(10)	Compensation Agreement between the Company and Wilmer R. Bottoms, dated November 5, 1993.

99.13(5)(10)	Compensation Agreement between the Company and Robert F. Kibble, dated November 5, 1993.

99.14(5)(10)	Compensation Agreement between the Company and Bernard V. Vonderschmitt, dated November 5, 1993.

Exhibit Number	Description

99.15(5)(10)	Compensation Agreement between the Company and Henk J. Evenhuis, dated November 4, 1993.

99.16(15)	Form of Stock Purchase Agreement.

99.17(15)	Form of Enrollment/Change Form.

99.18	Supplemental Stock Option Plan, as amended and restated through November 27, 2001.

99.19(27)	TMT, Inc. 1996 Stock Option Plan.

99.20(27)	Form of Option Assumption Agreement under TMT, Inc. 1996 Stock Option Plan.

99.21(32)	Integrated Measurement Systems, Inc. 1995 Stock Incentive Plan.

99.22(32)	Integrated Measurement Systems, Inc. 1995 Stock Incentive Plan Terms and Conditions of Option Grant.

99.23(32)	Integrated Measurement Systems, Inc. 1995 Stock Option Plan for Non-Employee Directors.

99.24(32)	Integrated Measurement Systems, Inc. 1995 Stock Option Plan for Non-Employee Directors Terms and Conditions of Option Grant.

99.25(32)	Integrated Measurement Systems, Inc. 1995 Employee Stock Purchase Plan.

99.26(32)	Integrated Measurement Systems, Inc. 1995 Employee Stock Purchase Plan Payroll Participation.

99.27(32)	Integrated Measurement Systems, Inc. 2000 Nonqualified Stock Option Plan.

99.28(32)	Form of Stock Option Assumption Agreement relating to Integrated Measurement Systems, Inc. Stock Options.

99.29(33)	Fluence Technology, Inc. 1997 Stock Option Plan.

99.30(33)	Fluence Technology, Inc. 1997 Stock Option Plan Form of Stock Option Agreement.

99.31(33)	Opmaxx, Inc. 1997 Stock Option/Stock Issuance Plan.

99.32(33)	Opmaxx, Inc. 1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.

99.33(33)	Form of Stock Option Assumption Agreement relating to Fluence Technology, Inc. and Opmaxx, Inc.

99.34	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.35	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-68438) as amended.
(2)	Incorporated by reference to an exhibit to the Company’s 1994 Annual Report on Form 10-K.
(3)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-76264) as amended.
(4)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1994.
(5)	Management contract or compensatory plan filed pursuant to Item 14(c).
(6)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.

(7)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-92802), as amended.
(8)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on March 29, 1995, as amended on May 26, 1995.
(9)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995.
(10)	Incorporated by reference to an exhibit to the Company’s 1995 Annual Report on Form 10-K.
(11)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.
(12)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.
(13)	Incorporated by reference to an exhibit to the Company’s 1996 Annual Report on Form 10-K.
(14)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997.
(15)
Exhibits 99.2 through 99.9 and Exhibit 99.16 and 99.17 are incorporated herein by reference to identically numbered exhibits included in the Company’s Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.

(16)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 1998.
(17)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.
(18)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.
(19)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.
(20)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1997.
(21)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.
(22)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.
(23)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1999.
(24)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-95469), as amended.
(25)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(26)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on May 12, 2000.
(27)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-38428), as filed with the Commission on June 2, 2000.
(28)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50432), as filed with the Commission on November 21, 2000.
(29)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on May 17, 2001.
(30)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on June 4, 2001.
(31)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-62386), as amended.
(32)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-333-69584), as filed with the Commission on September 18, 2001.

(33)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-333-74346), as filed with the Commission on November 30, 2001.
(34)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.
(35)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(36)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002.

After reasonable effort, the Company has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of their report contained in this Annual Report in the registration statements on Form S-8, File Nos. 333-58100, 333-50432, 333-32834, 333-77007, 333-59051, 333-27499, 333-03806, 33-90728, 333-38428, 333-69584 and 333-74346, and the Company has dispensed with the requirement to file their consent in reliance on Rule 437a promulgated under the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP incorporated by reference herein or any omissions to state a material fact required to be stated therein.