Form 10-Q
period 2003-01-31
CREDENCE SYSTEMS CORP
filed 2003-03-17
CIK 893162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 3, 2003, there were approximately 63,095,530 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2003	October 31, 2002[a]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,874	$50,192
Short-term investments	76,527	82,223
Accounts receivable, net	32,579	32,426
Inventories	107,394	105,636
Income tax receivable	20,481	17,463
Deferred income taxes and other current assets	9,580	7,520

Total current assets	271,435	295,460
Long-term investments	107,105	109,247
Property and equipment, net	108,840	112,256
Goodwill, net	34,740	34,313
Other intangible assets, net	41,139	25,208
Other assets	7,062	5,765

Total assets	$570,321	$582,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,641	$14,870
Accrued expenses and other liabilities	42,417	40,816
Deferred profit	2,062	5,724

Total current liabilities	62,120	61,410
Other liabilities	820	1,602
Stockholders’ equity	507,381	519,237

Total liabilities and stockholders’ equity	$570,321	$582,249

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2002.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,
	2003	2002
Net sales	$36,672	$34,627
Cost of goods sold	24,208	21,466

Gross margin	12,464	13,161
Operating expenses:
Research and development	19,496	20,492
Selling, general and administrative	20,566	21,649
Amortization of purchased intangibles	1,590	5,146
In-Process research and development	1,510	—
Special charges	1,392	—

Total operating expenses	44,554	47,287

Operating income (loss)	(32,090)	(34,126)
Interest and other income, net	1,927	3,371

Income (loss) before income tax provision	(30,163)	(30,755)
Income tax (benefit)	82	(10,764)
Minority interest (benefit)	(81)	110

Net income (loss)	($30,164)	($20,101)

Net income (loss) per share
Basic	($0.49)	($0.33)

Diluted	($0.49)	($0.33)

Number of shares used in computing per share amount
Basic	61,145	60,233

Diluted	61,145	60,233

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(30,164)	$(20,101)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,496	12,425
Special non-cash IPR&D charge	1,510	—
Loss on disposal of property and equipment	227	1,326
Unrealized gain/loss on investment, translation adjustment	899
Minority interest	(81)	108
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(3,389)	1,776
Accounts payable, accrued liabilities and income taxes payable	(2,319)	(11,598)

Net cash provided by (used in) operating activities	(25,821)	(16,064)
Cash flows from investing activities:
Purchases of available-for-sale securities	(45,398)	(10,209)
Sales of available-for-sale securities	53,236	26,204
Acquisition of property and equipment	(1,697)	(2,472)
Acquisition of other assets	(5,880)	(3,382)

Net cash provided by (used in) investing activities	261	10,141
Cash flows from financing activities:
Issuance of common & treasury stock	242	2,153
Other	—	4

Net cash provided by (used in) financing activities	242	2,157

Net (decrease) in cash and cash equivalents	(25,318)	(3,766)
Cash and cash equivalents at beginning of period	50,192	44,309

Cash and cash equivalents at end of period	$24,874	$40,543

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$2,912	$(9,539)
Noncash investing activities:
Net transfers of inventory to property and equipment	—	—
Acquisition of Optonics using Credence common stock	$(17,139)	—
Noncash financing activities:
Income tax benefit from stock option exercises	—	$769
Acquisition of Optonics using Credence common stock	$17,139	—

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three month periods ended January 31, 2003 and 2002 are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (“Credence” or the “Company”) for the interim periods. The results of operations for the three-month periods ended January 31, 2003 and 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2002 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, future capital needs, leverage, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

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

Deferred revenue, which is included in accrued expenses and other liabilities on the balance sheet, includes deferred revenue related to maintenance contracts (and other undelivered services). Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because either the customer specified acceptance criteria has not been met as of the fiscal period end or the product is not classified as mature as of the fiscal period end and has not been accepted by the customer.

3. Stock-Based Compensation

In October 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS 148, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123 to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of SFAS 148 on November 1, 2002.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net loss and net loss per share for the three months ended January 31, 2003 and 2002 respectively would have been as follows (in thousands, except per share data):

	Three Months Ended January 31,
	2003	2002
Net (loss) as reported	$(30,164)	$(20,101)
Stock-based employee compensation expense determined under fair value based methods for all awards net of tax effects (0% and 36% effective tax rate for FY03 and FY02, respectively)	$6,972	$7,054

Pro forma net loss	$(37,136)	$(27,155)

Basic loss per share as reported	$(0.49)	$(0.33)
Basic loss per share pro forma	$(0.61)	$(0.45)
Diluted loss per share as reported	$(0.49)	$(0.33)
Diluted loss per share pro forma	$(0.61)	$(0.45)

The fair value for these options was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended January 31, 2003 and January 31, 2002.

	January 31, 2003	January 31, 2002
Expected stock volatility	0.7725	0.7725
Risk free interest rate	3.575%	3.599%
Expected life of options after vesting (years)	6.7	6.8

4. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	January 31, 2003	October 31, 2002
	(unaudited)
Raw materials	$54,771	$58,941
Work-in-process	24,701	24,777
Finished goods	27,922	21,918

	$107,394	$105,636

5. Goodwill and Other Intangibles

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “ Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002. In addition, on adoption, the Company reclassified certain intangibles with a net book value of $0.4 million, consisting of acquired workforce, which is no longer defined as an acquired intangible under SFAS 142 to goodwill. Accordingly, there was no amortization of acquired workforce in acquisition costs recognized during the three months ended January 31, 2003.

The following table presents a reconciliation of previously reported net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

	January 31, 2003	January 31, 2002
Net loss as reported	$(30,164)	$(20,101)
Goodwill amortization (net of 35% tax benefit)	—	1,574
Acquired workforce amortization (net of 35% tax benefit)	—	112

Proforma net loss	$(30,164)	$(18,415)

Basic and diluted net loss per share as reported:	$(0.49)	$(0.33)
Goodwill amortization	—	0.03
Acquired workforce amortization	—	—

Proforma net loss per share	$(0.49)	$(0.30)

Other intangible assets subject to amortization were as follows (in thousands):

January 31, 2003	Cost	Accumulated Amortization	Net
Optonics purchased intangibles	$17,979	$—	$17,979
Purchased technology	32,153	(12,024)	20,129
Customer relations	6,052	(4,068)	1,984
Trademarks	2,053	(1,380)	673
Patents	862	(488)	374

Total	$59,099	$(17,960)	$41,139

October 31, 2002	Cost	Accumulated Amortization	Net
Purchased technology	$32,153	$(10,970)	21,183
Customer relations	6,052	(3,677)	2,375
Trademarks	2,053	(1,247)	806
Patents	862	(445)	417
Assembled workforce	1,954	(1,527)	427

Total	$43,074	$(17,866)	$25,208

Amortization expense for the other intangible assets was $1.6 million for the three months ended January 31, 2003, as compared to $2.6 million for the three months ended January 31, 2002. Excluding future amortization expense for the Optonics purchased intangibles, estimated annual amortization expense for the other intangible assets is $4.8 million for the remaining three quarters of fiscal 2003, $6.4 million for the fiscal year ending October 31, 2004, $6.4 million for the fiscal year ending October 31, 2005, and $4.1 million for the fiscal year ending October 31, 2006.

The Company expects to record identified purchased technology, customer relationships, and non-compete agreements as the principal intangible assets when the Optonics purchase price allocation is finalized. Once completed, useful lives will be assigned to the individual intangible categories allowing the Company to provide future estimates of amortization expense. The final purchase price and its allocation are expected to be finalized during the second quarter of fiscal 2003.

The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142.

6. Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company excluded options to purchase 470,903 shares of common stock from the diluted income (loss) per share calculation for the fiscal quarter ended January 31, 2003 because options are anti-dilutive in periods when the Company incurs a net loss.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended January 31,
	2003	2002
Numerator:
Numerator for basic and diluted net income per share-net income (loss)	$(30,164)	$(20,101)

Denominator:
Denominator for basic net income per share-weighted-average sharesweighted-average shares	61,145	60,233
Effect of dilutive securities-employee stock options	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	61,145	60,233

Basic net income (loss) per share	$(0.49)	$(0.33)

Diluted net income (loss) per share	$(0.49)	$(0.33)

7. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142.

SFAS 141 supercedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. The Company will apply the requirements of SFAS 141 to all business combinations initiated after June 30, 2001. The Company’s purchase of Optonics during the quarter ended January 31, 2003, is subject to these requirements.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income stateent, but broadens the presentation to include a component of an entity. The Company has adopted SFAS 144 effective November 1, 2002, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

8. Accrued Warranty

In November 2002, the FASB issued Interpretation No. 45 “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45. It requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantee that an entity has issued, including a reconciliation of changes in the entities product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures.

The following table represents the activity in the warranty accrual for the three months ended January 31, 2003 (in thousands):

Balance at October 31, 2002	$4,316
Add: Warranty accrual	1,640
Acquired pre-existing warranty obligations	408
Less: Warranty spending	(1,160)

Balance at January 31,2003	$5,204

9. Contingencies and Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers and directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities, have been recorded for these obligations on its balance sheet as of January 31, 2003.

The Company has an agreement with a non-related leasing company, Credence Capital Corporation, or CCC, whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of CCC to the bank. Under this agreement, CCC agreed to grant the Company a security interest to secure the obligations of the leasing company as a result of any payments by the Company pursuant to the guaranty. At January 31, 2003, the amount of debt of CCC subject to this guaranty was $5.0 million. In February 2003, the Company acquired CCC, and the underlying liability will be shown as a direct obligation of the Company. See Note 13 for further discussion.

In July 1998, the Company received a written allegation from inTEST IP Corp., together with its patent licensee inTEST Corporation, (“inTEST”), that the Company was infringing a patent held by inTEST. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In March 2003, the Company entered into an agreement with inTEST settling this litigation. Under the terms of the settlement agreement the Company will pay to inTEST a non-material amount, the parties will cross-license on a non-exclusive and fully-paid basis certain patents and the Company will source certain equipment from inTEST in connection with sales of its ASL3000 product family.

In April 2002, Reptron Electronics, Inc. a supplier of certain electronic components to the Company, filed a complaint in the U.S. District Court for the District of Oregon, alleging that the Company had breached a contract to purchase certain components ordered by Reptron during 2000. The complaint seeks damages of approximately $3.9 million. In November 2002, the court set trial for this action for July 15, 2003.

The Company is involved in other various claims arising in the ordinary course of business. The Company currently believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) and changes thereto consist of (in thousands):

	Three Months Ended January 31, 2003	Fiscal Year Ended October 31, 2002
Beginning balance, net of tax	$3,843	$4,854
Unrealized gain (loss) on available-for-sale securities, net of tax	(255)	(1,396)
Currency translation adjustment, net of tax	1,154	385

Ending balance, net of tax	$4,742	$3,843

11. Acquisitions

In December 2002, the Company completed the acquisition of certain assets of SZ Testsysteme AG and SZ Testsysteme GmbH (SZ). The Credence-SZ division will operate with approximately 135 contracted employees from a facility located in Amerang, Germany and focus on the advanced analog, power automotive, and communications markets. The purchase price for the assets was approximately $4.7 million in cash and the purchase price will be allocated to tangible assets, primarily inventory and fixed assets.

In January 2003, the Company acquired Optonics, Inc. headquartered in Mountain View, California. Optonics has approximately 35 employees and is a leading supplier of integrated solutions for emission-based optical diagnostics and failure analysis. The acquisition was completed on January 22, 2003 in an all-stock transaction pursuant to which the Company issued approximately 1.9 million shares of its common stock for all of the outstanding shares of Optonics as well as options to purchase an additional 100,000 shares of the Company’s common stock. A preliminary purchase price allocation analysis was performed with the assistance of a third party advisor and is expected to be finalized in the current second fiscal quarter.

The preliminary purchase price allocation has been completed based on an estimated purchase price valuation of approximately $17.1 million for the 1.9 million Credence common shares issued. The preliminary purchase cost of the acquisition was recorded as follows in the three-month period ended January 31, 2003 (in thousands):

In process research and development	$1,510
Intangible assets	17,979
Tangible net assets	(2,350)

Total	$17,139

The Company expects to record identified purchased technology, customer relationships, and non-compete agreements as the principle intangible assets when the purchase price allocation is finalized. The Company is in the process of determining the value of stock awards assumed in the acquisition. The final purchase price and its allocation are expected to be finalized during the second quarter of fiscal 2003.

12. Special Charges

For the period ended January 31, 2003 the Company recorded special charges of $1.4 million as operating expenses related to headcount reductions and facility consolidations which the Company implemented in the quarter. During this period the Company reduced headcount by approximately 70 persons. The bulk of the affected employees were in SG&A and a smaller number were in R&D. Also, during the quarter the Company completed its plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining employees into its Hillsboro, Oregon facility

The following table illustrates the activity for the three-month period ended January 31, 2003 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Severance	Operating Leases	Other	Total
Balance at October 31, 2002	$(716)	$(5,177)	$—	$(5,893)
Headcount reduction	(1,186)		(5)	(1,191)
Operating leases written off		(202)		(202)
Cash Payments	790	607	5	1,402

Balance at January 31, 2003	$(1,112)	$(4,772)	$—	$(5,884)

Estimated timing of future payouts:
Balance of fiscal 2003	871	2,157	—	3,028
Fiscal 2004	241	1,497	—	1,738
Fiscal 2005 and beyond		1,118	—	1,118

Total	$1,112	$4,772	$—	$5,884

The opening balances at October 31, 2002 in the above table are associated with headcount reductions and facility consolidations the Company implemented in the fourth quarter of fiscal 2002.

In addition, to the above special charges, the Company also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for in-process research development resulting from the purchase of Optonics in January 2003.

13. Subsequent Events

In February 2003, the Company acquired the outstanding stock of Credence Capital Corporation (CCC), a non-related leasing company that provides leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment, for $ 5.5 million. Contemporaneous with the transaction, CCC’s sole shareholder and an affiliate repaid indebtedness to CCC in the approximate amount of $5.2 million. The assets of CCC consist primarily of a portfolio of leases of Credence equipment and its liabilities include indebtedness of approximately $17 million associated with the lease portfolio. The Company presently intends to continue to operate CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to Credence customers.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the recording of intangible assets, allocation of purchase price, application and adoption of certain accounting requirements, impact of various claims on the Company, continuation of CCC as a wholly-owned subsidiary, fluctuation of sales, gross margins and operating results, expectations of an eventual market upturn, charges for excess and obsolete inventory, recordation of additional allowances or reversal of such recordations, reoccurrence of economic instabilities, effect on future orders as a result of geopolitical instabilities, expectations that gross margins will remain at current or lower levels, intent to invest significant resources in the development and completion of new products and product enhancements and in the increase of production of current products, acquisition and R&D expenses accounting for significant percentage of sales, SG&A expenses remaining consistent, recordation of full valuation allowance on domestic tax benefits, recognition of any significant tax benefits, introduction of new products and product enhancements, investments in inventories representing a significant portion of working capital, change in estimate of net realizable value of receivables, inventories or other assets and adequacy of accrued liabilities, effect of downturn on revenue levels, markets for newer generations of semiconductors subject to fluctuations, continuation of shipment and commitment delays, restructured purchase orders and cancellation of orders, dependence of new orders on demand from semiconductor device building or expanding fabrication facilities and new device testing requirements, delays in customer acceptance, incurring of substantial unanticipated costs to ensure functionality and reliability, importance of continued acceptance, volume production, timely delivery and customer satisfaction to financial results, weakness in IC demand causing reduction of demand for products, product introduction delays, continuing to pursue additional acquisitions, international sales accounting for significant portion of total net sales, effect of slow down on product backlog, balance sheet and results of operations, experiencing of significant reliability, quality and timeliness problems with critical components, effects of Sarbanes-Oxley on legal compliance and insurance costs. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Revenue for the first three months of fiscal 2003 was approximately 6% higher compared to the same period in fiscal 2002, but was 15% lower compared to the fourth fiscal quarter of fiscal 2002. The test and assembly sector of the semiconductor equipment industry continues to be impacted by an extraordinarily long and severe downturn. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a period of sustainable growth and due to continued low visibility, we maintain a cautious outlook for future orders and sales levels.

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

Revenue Recognition

We historically recognized revenue on the sale of semiconductor manufacturing equipment upon shipment. We changed our revenue recognition policy based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101, effective November 1, 1999.

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

Under the SAB 101 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002, we introduced several new systems and products. Revenues from sales of these new systems and products during fiscal 2003 may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

Inventory Valuation

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue since early in fiscal 2001, and continued uncertainty over any turn around of the semiconductor equipment industry, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We recorded a charge of $9.4 million in the fourth quarter of fiscal 2002, and charges of $45.0 million and $38.0 million in the second and fourth quarters of fiscal 2001, respectively, for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn.

These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written down, we carry that inventory at its reduced value until it is sold or otherwise disposed of. At January 31, 2003, approximately 29% and 16% of the inventory balances are for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively.

Allowance for Doubtful Accounts

Our sales and distribution partners and we perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, such as bankruptcy or deteriorations in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Deferred Taxes

When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our net deferred tax asset balance as of January 31, 2003 was zero reflecting a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Special Charges

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

Long-Lived Assets

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

Warranty Accrual

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

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended July 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of goods sold – on net sales	66.0	62.0

Gross margin	34.0	38.0
Operating expenses
Research and development	53.2	59.2
Selling, general and administrative	56.1	62.5
Amortization of purchased and intangible assets	4.3	14.9
Special charges including IPR&D	7.9	—

Total operating expenses	121.5	136.6

Operating income (loss)	(87.5)	(98.6)
Interest and other income, net	5.3	9.7

Income (loss) before income tax provision	(82.2)	(88.9)
Income tax provision (benefit)	—	30.9

Net income (loss)	(82.2)%	(58.0)%

Net Sales

Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $36.7 million for the first quarter of fiscal 2003, representing an increase of approximately 6% from the net sales of $34.6 million in the comparable period for fiscal 2002. Net sales decreased approximately 15% from $43.2 million in the fourth quarter of fiscal 2002. Although our net sales were higher compared to the same period in fiscal 2002, there is uncertainty as to if and when the next growth phase will occur. As is stated in previous interim reports and our most recent form 10-K, we maintain a cautious outlook for future orders and sales levels.

International net sales accounted for approximately 56%, 55% and 61% of total net sales in the first quarter of fiscal 2003 and fiscal years 2002 and 2001, respectively. Our net sales to the Asia Pacific region accounted for approximately 39%, 42%, and 38% of total net sales in the first three months of 2003 and fiscal years 2002 and 2001, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products. In addition, current geopolitical instabilities on the Korean peninsula may affect future orders to this region and the timing of or payment for shipment made to this region.

Our net sales by product line in the first three months of 2003 and fiscal years 2002 and 2001 consisted of:

	Fiscal Quarter Ended January 31, 2003	Fiscal Years Ended October 31,
		2002	2001
Mixed-Signal	55%	51%	61%
Logic	3	5	4
Memory	15	18	19
Service, software, other	27	26	16

Total	100%	100%	100%

Revenues from software were not material to our operations in the first three months of 2003 and fiscal years 2002 and 2001, representing less than 4% of our net sales in each period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 34% for the three-month period ending January 31, 2003. For the comparable period ended January 31, 2002 the gross margin was 38%. The drop in gross margin from the first quarter of fiscal 2002 levels reflects the competitive pricing environment as a result of the cyclical downturn in the semiconductor equipment industry and higher costs caused by under-absorption of manufacturing expenses. We expect gross margins to remain at or below current levels for the foreseeable future due to ongoing competitive pricing pressure caused by the severe and prolonged downturn in the semiconductor industry, and manufacturing inefficiencies resulting from the current low business levels.

Research and Development

Research and development, (or “R&D”) expenses were $19.5 million in the first three months of fiscal 2003, a decrease of 4.9%, or $1.0 million from the same period of fiscal 2002. The decrease in spending reflects restructuring actions affecting R&D taken during the fourth quarter of fiscal 2002 and first quarter of fiscal 2003 when compared to the first fiscal quarter of fiscal 2002. These savings are partially offset by the ongoing investment in new products. As a percentage of net sales, R&D expenses were 53.2% for the first three months of 2003, compared to 59.2% for the same period in fiscal 2002. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements for the foreseeable future. Accordingly, along with recent acquisitions, we anticipate that R&D expenses will remain significant in absolute dollar terms and as a percentage of net sales for the rest of the fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses (or “SG&A”) were $20.6 million in the first three months of fiscal 2003, representing a decrease of $1.1 million, or 5.0% from the comparable period of fiscal 2002. The lower spending in SG&A in the first quarter of fiscal 2003 was primarily due to decreases in payroll related expenses resulting from a lower headcount, a company wide shutdown during the first quarter and ongoing operating expense management. As a percentage of net sales, SG&A expenses were 56.1% for the first three months of fiscal 2003, compared with 62.5% for the same period in fiscal 2002. We expect SG&A expenses for the rest of the fiscal year to remain consistent with the first quarter of fiscal 2003. Added expenses from recent acquisitions will partially offset cost savings achieved due to headcount reductions made in the fourth and first quarters of fiscal 2002 and 2003 respectively.

Amortization of Goodwill and Purchased Intangibles

Amortization of goodwill and purchased intangible expenses was $1.6 million in the first three months of fiscal 2003, compared to $5.1 million for the same period in fiscal 2002. As of November 1, 2002 we adopted Statements of Financial Accounting Standards “Goodwill and Other Intangible Assets” No. 142, or SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Special Charges and In-process Research and Development

In the first quarter of fiscal 2003, we recorded a charges of approximately $1.4 million for severance charges, and a lease write-off that was included in operating expenses. These charges were associated with headcount reductions and the completion of the consolidation of our IMS facility in Beaverton, Oregon into our Hillsboro, Oregon site. During the first quarter of fiscal 2003, we reduced our headcount by approximately 70 persons. The bulk of the affected employees were in SG&A and a smaller number were in R&D. See Note 12 to the Consolidated Financial Statements.

In addition, we also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. The charge was recorded as an operating expense.

Interest and Other Income Expenses, Net

We generated net interest and other income of $1.9 million for the first three months of fiscal 2003, as compared to $3.4 million for the same period of fiscal 2002. The decrease in the first quarter of fiscal 2003 was primarily due to lower average cash and investment balances and decreasing returns on our cash investments as longer-term investments mature and are re-invested at currently lower short-term interest rates.

Income Taxes

The Company recorded an income tax provision of $0.1M for the three months ended January 31, 2003. The income tax expense for the period consists of foreign tax on earnings and foreign withholding taxes generated from our foreign operations. During the first three months of fiscal 2002, the Company’s estimated effective tax benefit rate was 35.0%. The estimated tax benefit rate in fiscal 2002 was less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization.

We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The net cash outflows from operating activities during the three months ended January 31, 2003 was $25.8 million. The net cash flows used by operating activities for the first three months of fiscal 2003 was primarily attributable to a net loss before depreciation and amortization of $22.7 million plus the use of cash for net working capital.

Investing activities provided net cash of approximately $0.3 million in the three months ended January 31, 2003 resulting from the net sales of available-for-sale securities of $7.8 million offset by approximately $7.6 million for the acquisition of the SZ assets and property and equipment to support our business.

As of January 31, 2003 we had working capital of approximately $209.3 million, including cash and short-term investments of $101.4 million, and accounts receivable and inventories totaling $140.0 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates” above.

Our principal sources of liquidity as of January 31, 2003 consisted of approximately $24.9 million of cash and cash equivalents, and short-term investments of $76.5 million. In addition, we had $107.1 million of available-for-sale securities, classified as long-term investments at January 31, 2003.

At January 31, 2003 we had an agreement with a non-related leasing company, Credence Capital Corporation, or CCC, whereby we issued a guaranty in favor of a bank with respect to certain obligations of CCC to the bank. Under this agreement, CCC agreed to grant to us a security interest to secure the obligations of CCC as a result of any payments by us pursuant to the guaranty. At January 31, 2003, the debt of CCC subject to this guaranty was $5.0 million. In February 2003, we purchased CCC. See Note 13 to the Consolidated Financial Statements for further discussion

The Company leases its facilities and equipment under operating leases that expire periodically through 2006. The approximate future minimum lease payments under operating leases for facilities and equipment at January 31, 2002 are as follows (in thousands):

Minimum Lease Payments
2003	$4,247
2004	4,160
2005	1,984
2006	1,043
2007	321
Thereafter	281

$12,036

Approximately $4.8 million of the above lease commitments have been written-off to special operating charges. See Note 12 to the Consolidated Financial Statements. In addition to the lease commitments above, at January 31, 2003, we have open and committed purchase orders totaling approximately $19.4 million.

In December 2002, we took steps to reduce headcount by approximately 70 employees or approximately 6% of the workforce, in response to the ongoing downturn in the semiconductor equipment industry and uncertainty as to when the beginning of a sustainable recovery may occur. In addition, we are currently evaluating other reorganization and restructuring steps. These actions resulted in special charges of approximately $1.4 million of which the majority was paid out in cash during the quarter.

In December 2002, the Company completed the acquisition of certain assets of SZ Testsysteme AG and SZ Testsysteme GmbH (SZ) located in Amerang, Germany for approximately $4.7 million in cash.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142.

SFAS 141 supercedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. We have applied the requirements of SFAS 141 to all business combinations initiated after June 30, 2001. Through October 31, 2002, there were no business combinations subject to these requirements. Our purchase of Optonics, Inc. during the quarter ended January 31,2003 is accounted for under FAS 141.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. We have adopted SFAS 144 effective November 1, 2002. The adoption did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on our related activities subsequent to the date of adoption.

RISK FACTORS

Our operating results ha ve fluctuated significantly which has and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and the capital equipment industry specifically;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	timing of new product announcements and new product releases by us or our competitors;

•	market acceptance of our new products and enhanced versions of existing products;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	patterns of capital spending by our customers, delays, cancellations or rescheduling of customer orders due to customer financial difficulties or otherwise;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	expenses associated with acquisitions and alliances;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts;

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities; and

•	our ability to attract and retain qualified employees in a competitive market.

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

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. There is uncertainty as to if and when the next cyclical growth phase will occur. Our belief regarding the downturn is based on weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. We anticipate revenue levels to continue to remain under pressure throughout fiscal 2003 due to the prolonged cyclical downturn and uncertainty over the start of the next cyclical growth phase. Revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 245 people. In the first quarter of fiscal 2003 we reduced our worldwide workforce by approximately 70 people excluding the effect of the acquisitions. We took charges related to these reductions in force of approximately $1.2 million in the first quarter of fiscal 2003, approximately $5.7 million in the fourth quarter of fiscal 2002, and approximately $3.2 million throughout fiscal 2001. Additionally, remaining employees were required to take time off in the second, third and fourth quarters of fiscal 2001, as well as the first quarter of fiscal 2002 and fiscal 2003. Other initiatives, including a temporary domestic and European pay cut, a four-day workweek for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, were also implemented. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

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

Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in selling price from $0.2 million to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout fiscal 2001 to the present, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

In the first three months of fiscal 2003 our net sales increased by 6% from those recorded in the first three months of fiscal 2002; however, in fiscal 2002, our net sales fell 45.6% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. In fiscal 2002, we generated revenue of $34.6 million in the first quarter and $43.2 million in the fourth quarter an increase of 24.7%. In fiscal 2001, we generated revenue of $136.3 million in the first quarter and $37.0 million in the fourth quarter, a decrease of 72.9%. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 62.7%. Since 1993, except for the current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001, we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002, we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy adopted in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit by us. We invested and continue to invest significant resources in plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 19%, 20% and 13% of our net sales in the first quarter of fiscal 2003 and fiscal years 2002 and 2001 respectively. Our agreement with Spirox can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any other significant customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels will depend upon:

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, asset impairment, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the fourth quarter of fiscal 2001, we implemented SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Notes 1 and 13 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

International sales accounted for approximately 56%, 55%, and 61% of our total net sales for the first three months of fiscal 2003 and fiscal 2002, 2001 respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be subject to quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 39%, 42% and 38% of our total net sales in the first three months of fiscal 2003 and fiscal years 2002 and 2001, respectively, and thus demand for our products is subject to the risk of economic instability in that region and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. The 1997/1998 Asian financial crisis contributed to widespread uncertainty and a slowdown in the semiconductor industry. This slowdown resulted in reduced spending on semiconductor capital equipment, including ATE, and has had, and may in the future have, a material adverse effect on our product backlog, balance sheet and results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

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

We have at times been notified that we may be infringing intellectual property rights of third parties and we have litigated patent infringement claims in the past. We expect to continue to receive notice of such claims in the future. We cannot be certain of the success in defending patent infringement claims or claims for indemnification resulting from infringement claims.

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

In recent years, the stock market in general, and the market for shares of high-tech companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. For example, for the period November, 2001 through March 3, 2003 the price of our common stock has ranged from a closing high of $24.64 to a closing low of $6.30. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to our performance. We believe that fluctuations of our stock price may be caused by a variety of factors, including:

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

Provisions of our amended and restated certificate of incorporation, shareholders rights plan, equity incentive plans, bylaws and Delaware law may discourage transactions involving a change in corporate control. In addition to the foregoing, our classified board of directors, the stockholdings of persons or entities that may be deemed affiliates, our shareholder rights plan and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party to acquire us and may adversely affect the voting and other rights of holders of our common stock.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Balance at 10/31/02	Future maturities of investments held at January 31, 2003
		2003	2004	2005	2006	Thereafter
Cash equivalents
Fixed rate	$50,192	$24,874	—	—	—	—
Average rate	2.07%	1.37%	—	—	—	—
Short term investments
Fixed rate	$82,223	$62,616	$13,911	—	—	—
Average rate	4.98%	4.52%	3.92%	—	—	—
Long term investments
Fixed rate	$108,231	—	$62,172	$28,228	$15,797	—
Average rate	4.56%	—	4.00%	5.02%	4.34%	—

Total investment securities	$240,646	$87,490	$76,083	$28,228	$15,797	—
Average rate	4.19%	3.62%	3.99%	4.28%	4.34%	—
Equity instruments	$1,016	$908	—	—	—	—

We mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent level of diversification.

ITEM 4. – CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In July 1998, we received a written allegation from inTEST IP Corp., together with its patent licensee inTEST Corporation, inTEST, that we were infringing a patent held by inTEST. On December 15, 2000, inTEST filed a complaint in the U.S. District Court for the District of Delaware against us, alleging infringement of inTEST U.S. patent number 4,589,815 and seeking damages and injunctive relief. In March 2003, we entered into an agreement with inTEST settling this litigation. Under the terms of the settlement agreement we will pay to inTEST a non-material amount, the parties will cross-license on a non-exclusive and fully-paid basis certain patents and we will source certain equipment from inTEST in connection with sales of our ASL3000 product family.

In April 2002, Reptron Electronics, Inc. a supplier of certain electronic components to us, filed a complaint in the U.S. District Court for the District of Oregon, alleging that we had breached a contract to purchase certain components ordered by Reptron during 2000. The complaint seeks damages of approximately $3.9 million. In November 2002, the court set the trial for this action for July 15, 2003.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index on page 35

(b) Reports on Form 8-K

1)	The Company filed a report on Form 8-K on November 27, 2002 announcing the execution of the definitive agreement for the registrant’s acquisition of Optonics, Inc.

2)	The Company filed a report on Form 8-K on January 23, 2003 announcing the closing of the registrant’s acquisition of Optonics, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

March 17, 2003	/S/ JOHN R. DETWILER
Date	John R. Detwiler
John R. Detwiler, Senior Vice President, Chief Financial Officer

CERTIFICATION

I, Graham J. Siddall certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Credence Systems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ GRAHAM J. SIDDALL,
Graham J. Siddall, Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, John R. Detwiler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Credence Systems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/S/ JOHN R. DETWILER

John R. Detwiler, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Action of 2002