Form 10-Q
period 2003-04-30
CREDENCE SYSTEMS CORP
filed 2003-06-02
CIK 893162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 22, 2003, there were approximately 63,104,455 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.—FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2003	October 31, 2002[a]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,643	$50,192
Short-term investments	60,157	82,223
Accounts receivable, net	38,741	32,426
Inventories	105,383	105,636
Income tax receivable	21,717	17,463
Other current assets	10,619	7,520

Total current assets	276,260	295,460

Long-term investments	82,055	109,247
Property and equipment, net	103,871	112,256
Goodwill, net	37,531	34,313
Other intangible assets, net	37,723	25,208
Other assets	22,875	5,765

Total assets	$560,315	$582,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,178	$14,870
Accrued expenses and other liabilities	39,995	40,816
Liabilities related to leased products	12,502	—
Deferred profit	1,052	5,724

Total current liabilities	73,727	61,410

Long-term liabilities – leased products	2,794	—
Other liabilities	3,622	1,602
Stockholders’ equity	480,172	519,237

Total liabilities and stockholders’ equity	$560,315	$582,249

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2002.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net sales	$42,501	$38,675	$79,173	$73,302
Cost of goods sold— on net sales	27,091	23,795	51,299	45,261

Gross margin	15,410	14,880	27,874	28,041
Operating expenses:
Research and development	19,753	20,038	39,249	40,530
Selling, general and administrative	22,815	22,448	43,382	44,097
Amortization of purchased intangibles	2,622	5,146	4,212	10,292
In-process research and development	—	—	1,510	—
Special charges	—	—	1,392	—

Total operating expenses	45,190	47,632	89,745	94,919

Operating income (loss)	(29,780)	(32,752)	(61,871)	(66,878)
Interest and other income, net	774	2,361	2,701	5,732

Income (loss) before income tax provision	(29,006)	(30,391)	(59,170)	(61,146)
Income tax (benefit)	115	(10,638)	197	(21,402)
Minority interest (benefit)	9	(332)	(72)	(222)

Net income (loss)	$(29,130)	$(19,421)	$(59,295)	$(39,522)

Net income (loss) per share
Basic	$(0.46)	$(0.32)	$(0.94)	$(0.65)

Diluted	$(0.46)	$(0.32)	$(0.94)	$(0.65)

Number of shares used in computing per share amount
Basic	63,064	60,528	62,993	60,378

Diluted	63,064	60,528	62,993	60,378

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

(in thousands)

(unaudited)

	Six Months Ended April 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(59,295)	$(39,522)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,856	25,262
Non-cash charges	5,475	—
Loss on disposal of property and equipment	1,015	2,292
Unrealized gain/loss on investment, translation adjustment	(2,845)
Minority interest	(72)	(243)
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(12,969)	34,698
Accounts payable, accrued liabilities and income taxes payable	(2,997)	(10,126)

Net cash provided by (used in) operating activities	(53,832)	12,361
Cash flows from investing activities:
Purchases of available-for-sale securities	(67,006)	(51,205)
Sales and maturities of available-for-sale securities	116,264	85,931
Acquisition of property and equipment	(3,362)	(6,705)
Acquisition of other assets	(4,409)	(3,206)

Net cash provided by (used in) investing activities	41,487	24,815
Cash flows from financing activities:
Issuance of common & treasury stock	1,868	4,851
Other	(72)	6

Net cash provided by (used in) financing activities	1,796	4,857
Net increase (decrease) in cash and cash equivalents	(10,549)	42,033
Cash and cash equivalents at beginning of period	50,192	44,309

Cash and cash equivalents at end of period	$39,643	$86,342

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$2,912	$(52,938)
Noncash investing activities:
Net transfers of inventory to property and equipment	—	$326
Acquisition of Optonics using Credence common stock	$(17,139)	—
Noncash financing activities:
Income tax benefit from stock option exercises	—	$769
Acquisition of Optonics using Credence common stock	$17,139	—

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three and six month periods ended April 30, 2003 and 2002 are unaudited but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (“Credence” or the “Company”) for the interim periods. The results of operations for the three and six month periods ended April 30, 2003 and 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2002 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, volatility of our stock price and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

USE OF ESTIMATES—The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2.    Revenue Recognition

The Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Lease revenue is recorded in accordance with SFAS No. 13, “Accounting for Leases” which requires a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

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

3.    Stock-Based Compensation

In October 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” or SFAS 148, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 on November 1, 2002.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net loss and net loss per share for the three and six months ended April 30, 2003 and 2002 respectively would have been as follows (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net loss as reported	$(29,130)	$(19,421)	$(59,295)	$(39,522)
Stock-based employee compensation expense determined under fair value based methods for all awards net of tax effects (0% and 36% effective tax rate for FY03 and FY02, respectively)	6,514	7,446	13,940	14,500

Pro forma net loss	$(35,644)	$(26,867)	$(73,235)	$(54,022)

Basic loss per share as reported	$(0.46)	$(0.32)	$(0.94)	$(0.65)
Basic loss per share pro forma	$(0.57)	$(0.44)	$(1.16)	$(0.89)
Diluted loss per share as reported	$(0.46)	$(0.32)	$(0.94)	$(0.65)
Diluted loss per share pro forma	$(0.57)	$(0.44)	$(1.16)	$(0.89)

The fair value for these options was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended April 30, 2003 and April 30, 2002.

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Expected stock volatility	.7725	.7725	.7725	.7725
Risk free interest rate	3.6%	3.5%	3.6%	3.6%
Expected life of options after vesting (years)	6.8	6.6	6.7	6.7

4.    Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	April 30, 2003	October 31, 2002
Raw materials	$59,382	$58,941
Work-in-process	29,332	24,777
Finished goods	16,669	21,918

Total	$105,383	$105,636

5.    Goodwill and Other Intangibles

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002. In addition, on adoption, the Company reclassified certain intangibles with a net book value of $0.4 million, consisting of acquired workforce, which is no longer defined as an acquired intangible under SFAS 142 to goodwill. Accordingly, there was no amortization of acquired workforce in acquisition costs recognized during the six months ended April 30, 2003. In fiscal 2003, goodwill also increased by approximately $2.8 million due to the Company’s acquisition of Optonics, Inc. (see Note 11 for further discussion).

In the quarter ended April 30, 2003, the Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists as of April 30, 2003. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. As a result, the Company has recognized no transitional impairment loss in the first six months of fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

The following table presents a reconciliation of previously reported net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization for the three and six months ended April 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net loss as reported	$(29,130)	$(19,421)	$(59,295)	$(39,522)
Goodwill amortization (net of 35% tax benefit)	—	1,575	—	3,149
Acquired workforce amortization (net of 35% tax benefit)	—	113	—	226

Proforma net loss	$(29,130)	$(17,733)	$(59,295)	$(36,147)

Basic and diluted net loss per share as reported	$(0.46)	$(0.32)	$(0.94)	$(0.65)
Goodwill amortization	—	$0.03	—	$0.05
Acquired workforce amortization	—	—	—	—

Basic and diluted pro forma net loss per share	$(0.46)	$(0.29)	$(0.94)	$(0.60)

Other intangible assets subject to amortization were as follows (in thousands):

April 30, 2003	Cost	Accumulated Amortization	Net
Purchased technology	$45,144	$(13,763)	$31,381
Customer relations	7,702	(4,584)	3,118
Trademarks	2,053	(1,483)	570
Deferred Compensation	1,819	(152)	1,667
Patents	862	(531)	331
Non-compete agreements	750	(94)	656

Total	$58,330	$(20,607)	$37,723

October 31, 2002	Cost	Accumulated Amortization	Net
Purchased technology	$32,153	$(10,970)	21,183
Customer relations	6,052	(3,677)	2,375
Trademarks	2,053	(1,247)	806
Patents	862	(445)	417
Assembled workforce	1,954	(1,527)	427

Total	$43,074	$(17,866)	$25,208

The change in the intangible assets between October 31, 2002 and April 30, 2003 is due to $17.2 million of additional intangibles associated with the purchase of Optonics Inc. (see Note 11 for further discussion) and the Company reclassified $0.4 million of acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 142, to goodwill.

Amortization expense for the other intangible assets was $4.2 million for the six months ended April 30, 2003, as compared to $5.2 million for the six months ended April 30, 2002. Estimated annual amortization expense for the other intangible assets is $5.2 million for the remaining two quarters of fiscal 2003, $10.4 million for the fiscal year ending October 31, 2004, $10.4 million for the fiscal year ending October 31, 2005, $10.4 million for the fiscal year ending October 31, 2006, and $1.3 million for the fiscal year ending October 31, 2007.

6.    Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. The Company excluded options to purchase 62,730 shares of common stock from the diluted income (loss) per share calculation for the fiscal quarter ended April 30, 2003 because options are anti-dilutive in periods when the Company incurs a net loss.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted net income (loss) per share-
net income (loss)	$(29,130)	$(19,421)	$(59,295)	$(39,522)

Denominator:
Denominator for basic net income (loss) per share-
Weighted-average shares	63,064	60,528	62,993	60,378
Effect of dilutive securities-employee stock options	—	—	—	—

Denominator for diluted earnings per share-adjusted Weighted-average shares and assumed conversions	63,064	60,528	62,993	60,378

Basic net income (loss) per share	$(0.46)	$(0.32)	$(0.94)	$(0.65)

Diluted net income (loss) per share	$(0.46)	$(0.32)	$(0.94)	$(0.65)

7.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142.

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. The Company will apply the requirements of SFAS 141 to all business combinations initiated after June 30, 2001. The Company’s purchase of Optonics during the quarter ended January 31, 2003, was subject to these requirements.

In the quarter ended April 30, 2003, the Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. As a result, the Company has recognized no transitional impairment loss in the first six month of fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The Company has adopted SFAS 144 effective November 1, 2002, and the adoption did not have a material impact on the Company’s financial position or results of operations.

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

The following table represents the activity in the warranty accrual for the six months ended April 30, 2003 (in thousands):

Balance at October 31, 2002	$4,316
Add: Accruals for warranties issued during the period	2,609
Acquired pre-existing warranty obligations	614
Changes in estimated liability related to pre-existing warranties	(660)
Less: Warranty spending	(2,273)

Balance at April 30, 2003	$4,606

9.    Contingencies and Guarantees

The Company from time to time enters into certain types of contracts that may require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers and directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of April 30, 2003.

The Company had an agreement with a non-related leasing company, Credence Capital Corporation, or CCC, whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of CCC to the bank. Under this agreement, CCC agreed to grant the Company a security interest to secure the obligations of the leasing company as a result of any payments by the Company pursuant to the guaranty. In February 2003, the Company acquired CCC and the underlying liability became a direct obligation of the Company. At April 30, 2003, this obligation was $5.0 million. See Note 11 for further discussion.

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

10.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) and changes thereto consist of (in thousands):

	Six Months Ended April 30, 2003	Fiscal Year Ended October 31, 2002
Beginning balance, net of tax	$3,843	$4,854
Unrealized gain (loss) on available-for-sale securities, net of tax	(392)	(1,396)
Currency translation adjustment, net of tax	(2,453)	385

Ending balance, net of tax	$998	$3,843

11.    Acquisitions

In December 2002, the Company completed the acquisition of certain assets of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ. The acquisition is designed to complement the Company’s existing mixed-signal and wireless solutions with a new division focused primarily on the automotive test market. The Credence-SZ division will operate with approximately 135 contracted employees from a facility located in Amerang, Germany and focus on the advanced analog, power automotive, and communications markets. The purchase price for the assets was approximately $4.7 million in cash and the purchase price was allocated to tangible assets, primarily inventory and fixed assets. The Company’s Statement of Operations for the six months ended April 30, 2003 includes the results of operations of SZ from the date of acquisition in December, 2002.

In January 2003, the Company acquired Optonics, Inc., a company that designs and manufactures integrated systems for emission-based optical diagnostics and failure analysis. The addition of Optonics is designed to extend the Company’s product offerings in engineering validation test, design verification and diagnostics systems. The total purchase price of approximately $21 million included consideration of approximately 1.9 million freely tradeable shares or $20.1 million in Credence common stock and $0.9M in assumed Optonics stock options that were converted to options to purchase Credence shares. The net tangible asset deficit assumed was approximately $0.5 million. The Company’s Statement of Operations for the six months ended April 30, 2002 includes the results of operations of Optonics from the date of acquisition in January, 2003.

The total purchase cost of Optonics was as follows (in thousands):

Credence common stock	$20,152
Assumption of Optonics’ stock options	894

Total purchase cost	$21,046

The purchase price allocation was as follows (dollars in thousands):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Tangible net assets (deficit)	$(463)	—	—
Intangible assets acquired:
Developed technology	12,990	$2,598	5
In-process research and development	1,510	—	—
Non-compete agreements	750	375	2
Deferred compensation	1,819	606	3
Customer relationships	1,650	550	3
Goodwill	2,790	—	—

Total purchase price allocation	$21,046	$4,129

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $1.5 million of the purchase price being charged to acquired in-process research and development. The IPR&D acquired from Optonics consists of features and projects related to the Emiscope II, which is the next generation Emiscope with added functionality including solid immersion lens and spray cooling system. The Company estimates that these projects varied in terms of completion from 15% to 50% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The intangible assets, consisting primarily of developed technology, deferred compensation, customer relationships, non-compete agreements and goodwill, were assigned a value of $20 million and are being amortized over their estimated useful lives, ranging from two to five years.

In February 2003, the Company acquired the net assets of Credence Capital Corporation, or CCC, a non-related leasing company for $5.5 million. The acquisition allows the Company to directly offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. Contemporaneous with the transaction, CCC’s sole shareholder and an affiliate repaid indebtedness to CCC in the approximate amount of $5.2 million. The assets of CCC consisted primarily of a portfolio of leases of Credence equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. As a result of the acquisition, net equipment on lease associated with the lease portfolio of approximately $15.2 million is included on the condensed unaudited consolidated balance sheet in other assets. The indebtedness associated with the lease portfolio is reported on the condensed unaudited consolidated balance sheet in liabilities related to leased products and in long-term liabilities— leased products. The Company presently intends to continue to operate CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to Credence customers. The Company’s Statement of Operations for the six months ended April 30, 2003 includes the results of operations of CCC from the date of acquisition in February, 2003.

12.    Special Charges

For the quarter ended January 31, 2003, the Company recorded special charges of $1.4 million as operating expenses related to headcount reductions and facility consolidations, which the Company implemented in the quarter. During this period, the Company reduced headcount by approximately 70 persons. The bulk of the affected employees were in SG&A and a smaller number were in R&D. Also, during the quarter, the Company completed its plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining employees into its Hillsboro, Oregon facility

The following table illustrates the restructuring cost activity for the six-month period ended April 30, 2003 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Severance	Operating Leases	Other		Total
Balance at October 31, 2002	$(716)	$(5,177)		$—	$(5,893)
Headcount reduction	(1,186)			(5)	(1,191)
Operating leases written off		(201)			(201)
Cash payments	908	1,263		5	2,176

Balance at April 30, 2003	$(994)	$(4,115)		$—	$(5,109)

Estimated timing of future payouts:
Balance of fiscal 2003	753	1,724			2,477
Fiscal 2004	241	1,268			1,509
Fiscal 2005 and beyond		1,123			1123

Total	$994	$4,115	$		$5,109

The opening balances at October 31, 2002 in the above table are associated with headcount reductions and facility consolidations the Company implemented in the fourth quarter of fiscal 2002.

In addition to the above special charges, the Company also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for in-process research and development resulting from the purchase of Optonics Inc. in January 2003.

13.    Subsequent Events

In May 2003, the Company announced the offering of $150 million of convertible subordinated notes due in 2008. The notes will bear interest at a rate of 1.5 percent per annum and are convertible into the company’s common stock at a conversion price of $11.31 per share. The notes will be subordinate to all present and future senior debt of the Company. The initial purchaser of the notes also is being granted an option to purchase up to an additional $30 million principal amount of the notes. The Company expects to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

In May 2003, the Company announced headcount reductions, office closures, and the adoption of other cost-cutting measures as part of a continuing effort to reduce expenses. The reduction of force includes the elimination of approximately 170 positions or 14 percent of the Company’s global employee base. Approximately 160 positions in the United States will be affected, with the remaining reduction in other locations worldwide. In the second quarter, the Company also made a decision to outsource much of its information technology function for which the Company will incur incremental costs during the transition period. The Company estimates the above actions will result in a restructuring charge during the third quarter of fiscal 2003 in the range of at least $3 million to $5 million.

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the evaluation of goodwill, application of certain accounting pronouncements and the evaluation of the effect of adopting certain accounting pronouncements, continuation of CCC as a wholly-owned subsidiary, operation of Credence-SZ division, use of proceeds for general corporate purposes, restructuring charges, fluctuation of sales, gross margins and operating results, evaluation of residuals, evaluation of adequacy of remaining liabilities, outlook for future sales orders and levels, expectations that gross margins will remain at current or lower levels, intent to invest significant resources in the development and completion of new products and product enhancements and in the increase of production of current products, acquisition and R&D expenses accounting for significant percentage of sales, SG&A expenses remaining constant, recordation of full valuation allowance on domestic tax benefits, current cash and investment positions and and investments in inventories representing a significant portion of working capital. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Revenue for the first six months of fiscal 2003 was approximately 8% higher compared to the same period in fiscal 2002. The test and assembly sector of the semiconductor equipment industry continues to be impacted by an extraordinarily long and severe downturn. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a period of sustainable growth and due to continued low visibility, we maintain a cautious outlook for future orders and sales levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, residual values, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Under SAB 101, we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with FAS No. 13, Accounting for Leases which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

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

Inventory Valuation and Residual Related to Leased Products

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue since early in fiscal 2001, and continued uncertainty over any turn-around of the semiconductor equipment industry, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. We recorded a charge of $9.4 million in the fourth quarter of fiscal 2002, and charges of $45.0 million and $38.0 million in the second and fourth quarters of fiscal 2001, respectively, for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product road maps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written down, we carry that inventory at its reduced value until it is sold or otherwise disposed of. At April 30, 2003, approximately 29% and 12% of the net inventory balances are for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively.

Residual values assigned to the Company’s products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically against technological change and the forecasted business cycle.

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

Deferred Taxes

When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our net deferred tax asset balance as of April 30, 2003 was zero reflecting a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	63.7	61.5	64.8	61.7

Gross margin	36.3	38.5	35.2	38.3
Operating expenses
Research and development	46.5	51.9	49.6	55.3
Selling, general and administrative	53.7	58.0	54.8	60.2
Amortization of purchased intangible assets	6.2	13.3	5.3	14.0
Special charges including IPR&D	—	—	3.7	—

Total Operating expenses	106.4	123.2	113.4	129.5

Operating income (loss)	(70.1)	(84.7)	(78.2)	(91.2)

Interest and other income, net	1.9	6.1	3.4	7.8

Income (loss) before income tax provision	(68.2)	(78.6)	(74.8)	(83.4)
Income tax provision (benefit)	0.3	(27.5)	0.2	(29.2)
Minority interest (benefit)	—	(0.9)	(0.1)	(0.3)

Net income (loss)	(68.5)%	(50.2)%	(74.9)%	(53.9)%

Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts and software sales. Net sales were $42.5 million for the second quarter of fiscal 2003, representing an increase of approximately 10% from the net sales of $38.7 million in the comparable period for fiscal 2002. Net sales increased approximately 16% from $36.7 million in the first quarter of fiscal 2003. Net sales increased $5.9 million, or 8%, to $79.2 million for the six months ended April 30, 2003 from $73.3 million for the six months ended April 30, 2002. Although our net sales were higher compared to the same periods in fiscal 2002, there is uncertainty as to if and when the next growth phase will occur. As is stated in previous interim reports and our most recent Form 10-K, we maintain a cautious outlook for future orders and sales levels.

International net sales accounted for approximately 62%, 55% and 61% of total net sales in the first six months of fiscal 2003 and fiscal years 2002 and 2001, respectively. International net sales were 68% of total net sales in the second quarter of fiscal 2003. Our net sales to the Asia Pacific region accounted for approximately 46%, 42%, and 38% of total net sales in the first six months of fiscal 2003 and fiscal years 2002 and 2001, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products. In addition, current geopolitical instabilities on the Korean peninsula as well as the Severe Acute Respiratory Syndrome health risks in the Asian region may affect future orders to this region and the timing of or payment for shipment made to this region.

Our net sales by product line in the first six months of 2003 and fiscal years 2002 and 2001 consisted of:

	Six Months Ended April 30, 2003	Fiscal Year Ended October 31,
		2002	2001
Mixed-Signal	55%	51%	61%
Logic	4	5	4
Memory	11	18	19
Service, software, other	30	26	16

Total	100%	100%	100%

Revenues from software were not material to our operations in the first six months of 2003 and fiscal years 2002 and 2001, representing less than 4% of our net sales in each period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin was 36.3% and 35.2% for the three and six month periods ended April 30, 2003, respectively. For the comparable periods ended April 30, 2002 the gross margins were 38.5% and 38.3% respectively. The drop in gross margins from fiscal 2002 levels reflects the competitive pricing environment as a result of the cyclical downturn in the semiconductor equipment industry and higher costs caused by under-absorption of manufacturing expenses. The gross margin percentage for the three months ended April 30, 2003 was favorably impacted by approximately 2.5% resulting from the sale of previously written down inventories. However, this benefit was completely offset by further provisions for excess and obsolete inventory in separate product lines. We expect gross margins to remain at or below current levels for the foreseeable future due to ongoing competitive pricing pressure caused by the severe and prolonged downturn in the semiconductor industry, and manufacturing inefficiencies resulting from the current low business levels.

Research and Development

Research and development, (or “R&D”) expenses were $39.2 million in the first six months of fiscal 2003, a decrease of 3.2%, or $1.3 million from the same period of fiscal 2002. R&D expenses were $19.8 million in the three months ended April 30, 2003, compared to $20.0 million for the same period in the prior fiscal year. The decrease in spending reflects restructuring actions affecting R&D taken during the fourth quarter of fiscal 2002 and first quarter of fiscal 2003 when compared to 2002 as well as the completion of evaluation periods for several new products introduced last fiscal year. These savings are partially offset by the ongoing investment in new products and investments related to the fiscal 2003 acquisitions of Optonics and certain assets of SZ. As a percentage of net sales, R&D expenses were 46.5% and 49.6% for the first three and six months of 2003, respectively, compared to 51.8% and 55.3% for the same periods in fiscal 2002, respectively. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements for the foreseeable future. Accordingly, along with recent acquisitions, we anticipate that R&D expenses will remain significant in absolute dollar terms and as a percentage of net sales for the rest of the fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses (or “SG&A”) were $22.8 million and $43.4 million in the first three and six months of fiscal 2003, representing a decrease of $0.4 million and $0.7 million, respectively, from the comparable periods of fiscal 2002. The lower SG&A spending in fiscal 2003 was primarily due to decreases in payroll related expenses resulting from a lower headcount and ongoing operating expense management. These reductions are partially offset by added SG&A expenses from the Optonics and SZ acquisitions. As a percentage of net sales, SG&A expenses were 53.7% and 54.8% for the first three and six months of fiscal 2003, respectively, compared with 58.0% and 60.2% for the same periods in fiscal 2002, respectively. We expect SG&A expenses for the rest of the fiscal year to remain constant with the first six months of fiscal 2003.

Amortization of Goodwill and Purchased Intangibles

Amortization of goodwill and purchased intangible expenses were $2.6 million and $4.2 million in the first three and six months of fiscal 2003, respectively, compared to $5.1 million and $10.3 million for the same periods in fiscal 2002, respectively. As of November 1, 2002 we adopted Statements of Financial Accounting Standards “Goodwill and Other Intangible Assets” No. 142, or SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Special Charges and In-process Research and Development

In the first quarter of fiscal 2003, we recorded a charge of approximately $1.4 million for severance charges, and a lease write-off that was included in operating expenses. These charges were associated with headcount reductions and the completion of the consolidation of our IMS facility in Beaverton, Oregon into our Hillsboro, Oregon site. During the first quarter of fiscal 2003, we reduced our headcount by approximately 70 persons. The bulk of the affected employees were in SG&A and a smaller number were in R&D. See Note 12 to the Condensed Consolidated Financial Statements.

In addition, we also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. The charge was recorded as an operating expense.

Interest and Other Income Expenses, Net

We generated net interest and other income of $0.8 million and $2.7 million for the first three and six months of fiscal 2003, respectively, as compared to $2.4 million and $5.7 million for the same periods of fiscal 2002, respectively. The decrease in fiscal 2003 was primarily due to lower average cash and investment balances and decreasing returns on our cash investments as longer-term investments mature and are re-invested at currently lower short-term interest rates. In addition, we incurred additional interest expense on our indebtedness associated with the lease portfolio acquired from Credence Capital Corporation, or CCC.

Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.2 million for the first three and six months of fiscal 2003, respectively, as compared to a income tax benefit of $10.6 million and $21.4 million, respectively, for the same periods of fiscal 2002. The income tax expense in 2003 consists of foreign tax on earnings and foreign withholding taxes generated from our foreign operations. During the first six months of fiscal 2002, the Company’s estimated effective tax benefit rate was 35.0%. The estimated tax benefit rate in fiscal 2002 was less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization.

We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The net cash outflows from operating activities during the six months ended April 30, 2003 was $53.8 million. The net cash flows used by operating activities for the first six months of fiscal 2003 was primarily attributable to a net loss before depreciation and amortization of $41.4 million plus the use of cash for net working capital.

Investing activities provided net cash of approximately $41.5 million in the six months ended April 30, 2003 resulting from the net sales of available-for-sale securities of $49.3 million offset by approximately $4.4 million for the acquisition of CCC and SZ net assets and property and equipment to support our business.

Financing activities provided net cash flows of $1.8 million for the six months ended April 30, 2003. The cash for the first six months of fiscal 2002 was provided from the issuance of common stock through our employee equity plans.

As of April 30, 2003, we had working capital of approximately $202.5 million, including cash and short-term investments of $99.8 million, and accounts receivable and inventories totaling $144.1 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates” above.

Our principal sources of liquidity as of April 30, 2003 consisted of approximately $39.6 million of cash and cash equivalents, and short-term investments of $60.2 million. In addition, we had $82.1 million of available-for-sale securities, classified as long-term investments at April 30, 2003.

We believe that our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements. See Note 13 to the Condensed Consolidated Financial Statements for a discussion of our recently announced offering of $150 million convertible subordinated notes.

In February 2003, the Company acquired the net assets of CCC, a non-related leasing company for $5.5 million. The assets of CCC consisted primarily of a portfolio of leases of Credence equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. The Company presently intends to continue to operate CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to Credence customers. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.

The Company leases its facilities and equipment under operating leases that expire periodically through 2006 of which approximately $4.1 million have been written-off to special operating charges. See Note 12 to the Condensed Consolidated Financial

Statements. In addition to the lease commitments, at April 30, 2003, we have open and committed purchase orders totaling approximately $24.5 million.

The following summarizes our minimum contractual cash obligations and other commitments at April 30, 2003, and the effect of such obligations in future periods (in thousands):

	Total	2003	2004	2005	2006	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$10,324	$3,118	$4,169	$1,945	$616	$476
Liabilities related to leased products	15,294	8,636	4,860	1,798	—	—
Interest on liabilities related to leased products	769	445	283	41	—	—
Minimum payable for information technology outsourcing	20,573	3,696	6,784	6,928	3,165
Open purchase order commitments	24,513	24,513	—	—	—	—

Total contractual cash and other obligations	$71,473	40,408	16,096	10,712	3,781	476

In December 2002, we took steps to reduce headcount by approximately 70 employees or approximately 6% of the workforce, in response to the ongoing downturn in the semiconductor equipment industry and uncertainty as to when the beginning of a sustainable recovery may occur. In addition, during the prior quarter, we completed our plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining employees into our Hillsboro, Oregon facility. These actions resulted in special charges of approximately $1.4 million of which the majority was paid out in cash during the first quarter 2003.

In December 2002, we completed the acquisition of certain assets of SZ located in Amerang, Germany for approximately $4.7 million in cash. In January 2003, we acquired Optonics, Inc. headquartered in Mountain View, California for approximately $21 million in an all-stock transaction. In February 2003, we acquired the net assets of CCC for $5.5 million in cash.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142.

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. We have applied the requirements of SFAS 141 to all business combinations initiated after June 30, 2001 including our purchase of Optonics, Inc. during the quarter ended January 31,2003.

In the quarter ended April 30, 2003, the Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists as of April 30, 2003. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. As a result, we have recognized no transitional impairment loss in the first six month of fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. We will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. We have adopted SFAS 144 effective November 1, 2002. The adoption did not have a material impact on the Company’s financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

RISK FACTORS

Our operating results have fluctuated significantly which has and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and the capital equipment industry specifically;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	timing of new product announcements and new product releases by us or our competitors;

•	market acceptance of our new products and enhanced versions of existing products;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	patterns of capital spending by our customers, delays, cancellations or rescheduling of customer orders due to customer financial difficulties or otherwise;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	expenses associated with acquisitions and alliances;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts;

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities and of SARS, especially in Asia;

•	our ability to attract and retain qualified employees in a competitive market; and

•	unexpected delays in completion of our IT outsourcing project.

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	manufacturing inefficiencies;

•	long-term pricing reductions by us and our competitors and pricing by our suppliers;

•	hardware and software product sales mix;

•	inventory write-downs;

•	manufacturing volumes;

•	new product introductions;

•	product reliability;

•	absorption levels and the rate of capacity utilization;

•	customization and reconfiguration of systems;

•	international and domestic sales mix and field service margins; and

•	facility relocations and closures.

New and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. Although we have recorded and continue to record inventory write-downs, sales allowances, product warranty costs, and deferred revenue, we cannot be certain that our estimates will be adequate.

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

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. There is uncertainty as to if and when the next cyclical growth phase will occur. Our belief regarding the downturn is based on weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. We anticipate revenue levels to continue to remain under pressure throughout fiscal 2003 due to the prolonged cyclical downturn and uncertainty over the start of the next cyclical growth phase. Revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 245 people. In the first quarter of fiscal 2003 we reduced our worldwide workforce by approximately 70 people excluding the effect of the acquisitions. We took charges related to these reductions in force of approximately $1.2 million in the first quarter of fiscal 2003, approximately $5.7 million in the fourth quarter of fiscal 2002, and approximately $3.2 million throughout fiscal 2001. Additionally, remaining employees were required to take time off in the second, third and fourth quarters of fiscal 2001, as well as the first quarter of fiscal 2002 and fiscal 2003. In the third quarter of fiscal 2003 we reduced our worldwide workforce by approximately 170 people. Other initiatives, including a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses, were also implemented. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

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

As a result of the cyclical downturn of the semiconductor industry, we have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. In addition, we believe that fears surrounding SARS have contributed to slower bookings in the semiconductor industry. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may continue to be materially adversely affected by any factor materially adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry.

We have a limited backlog and obtain most of our net sales from products that typically range in price from $0.2 million to $2 million, which can result in fluctuations of quarterly results.

Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $0.2 million to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout fiscal 2001 to the present, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

Furthermore, we generally ship products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period or a delay in receiving customer acceptance from a customer may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many of our testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next. Furthermore, as our competitors announce new products and technologies, customers may defer or cancel purchases of our existing systems. We cannot forecast the impact of these and other factors on our sales and operating results.

We may continue to experience delays in development, introduction, production in volume, and recognition of revenue from sales of our products.

We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and at this time there are a small number of systems in the field undergoing evaluation by customers. No revenue has been recognized on the Octet product. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2002. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

Competition in the ATE market requires rapid technological enhancements and new products and services.

Our ability to compete in the ATE market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with enhanced features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. Therefore, it is necessary for us to enhance the performance and other capabilities of our existing systems and software products and related software tools, or develop new systems and software products and related software tools, to adequately address these requirements. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

•	product selection;

•	timely and efficient completion of product design;

•	implementation of manufacturing and assembly processes;

•	successful coding and debugging of software;

•	product performance;

•	reliability in the field; and

•	effective worldwide sales and marketing.

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products and delay new product purchases. In addition, weakness in IC demand may cause integrated device manufacturers, or IDMs, to curtail or discontinue the outsourcing of testing to test houses, relying instead on in-house testing. Because less of our market share is from the IDMs, this trend may reduce the demand for our products. Any decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

The fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources.

Over the last several years we have experienced significant fluctuations in our operating results. In the first six months of fiscal 2003 our net sales increased by 8% from those recorded in the first six months of fiscal 2002; however, in fiscal 2002, our net sales fell 45.6% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. In fiscal 2002, we generated revenue of $34.6 million in the first quarter and $43.2 million in the fourth quarter an increase of 24.7%. In fiscal 2001, we generated revenue of $136.3 million in the first quarter and $37.0 million in the fourth quarter, a decrease of 72.9%. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 62.7%. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001, we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002, we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy adopted in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations We invested and continue to invest significant resources in plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

The ATE industry is intensely competitive which can adversely affect our ability to maintain our current net sales and our revenue growth.

With the substantial investment required to develop test application software and interfaces, we believe that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. Our inability to penetrate any particular large ATE customer or achieve significant sales to any ATE customer could have a material adverse effect on our business, financial condition or results of operations.

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

We must develop and deliver customized hardware and software to meet our customers’ specific test requirements. The market requires us to manufacture these systems on a timely basis. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to meet such hardware and software requirements could impact our ability to recognize revenue on the related equipment. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years which could have a material adverse effect on our business, financial condition or results of operations.

We rely on Spirox Corporation and its customers in Taiwan for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business.

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 20%, 20% and 13% of our net sales in the first six months of fiscal 2003 and in fiscal years 2002 and 2001, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies which that customer may utilize or reductions due to continuing or other technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

•	our ability with Spirox to obtain orders from existing and new customers;

•	our ability to manufacture systems on a timely and cost-effective basis;

•	our ability to timely complete the development of our new hardware and software products;

•	Spirox and its end-user customers’ financial condition and success;

•	general economic conditions; and

•	our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

Our long and variable sales cycle depends upon factors outside of our control and could cause us to expend significant time and resources prior to earning associated revenues.

Sales of our systems depend in part upon the decision of semiconductor manufacturers to develop and manufacture new semiconductor devices or to increase manufacturing capacity. As a result, sales of our products are subject to a variety of factors we cannot control. The decision to purchase our products generally involves a significant commitment of capital, with the attendant delays frequently associated with significant capital expenditures. For these and other reasons, our systems have lengthy sales cycles during which we may expend substantial funds and management effort to secure a sale, subjecting us to a number of significant risks, including a risk that our competitors may compete for the sale, a further downturn in the economy or other economic factors causing our customers to withdraw their orders or a change in technological requirements of the customer. As a result, our business, financial condition and results of operations would be materially adversely affected by our long and variable sales cycle and the uncertainty associated with expending substantial funds and effort with no guarantee that a sale will be made.

When we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.

We have developed in large part through mergers and acquisitions of other companies and businesses. We intend in the future to pursue additional acquisitions of product lines, technologies and businesses. We may utilize cash or we may continue to issue debt or equity securities to pay for future acquisitions, which may be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have affected and could continue to materially adversely affect our business, financial condition and results of operations.

In addition, acquisitions involve numerous other risks, including:

•	difficulties assimilating the domestic and international operations, personnel, technologies, sales channels and products of the acquired companies;

•	diversion of our management’s attention from other business concerns;

•	increased complexity and costs associated with international and domestic internal management structures;

•	risks of entering markets in which we have no or limited experience; and

•	the potential loss of key employees or key business relationships of the acquired companies.

For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, asset impairment, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, effective November 1, 1999, we changed our method of accounting for systems revenue based on guidance provided in SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Note 1 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Also, on June 29, 2001, the Financial Accounting Standards Board (“FASB”) pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record and expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of stock-based compensation.

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

International sales accounted for approximately 62%, 55%, and 61% of our total net sales for the first six months of fiscal 2003 and fiscal 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding SARS on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	an outbreak of hostilities in markets where we sell our products including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences; and

•	the difficulty in accounts receivable collection.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 46%, 42% and 38% of our total net sales in the first six months of fiscal 2003 and fiscal years 2002 and 2001, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

Two end-user customers headquartered in Europe accounted for approximately 13% and 11%, respectively, of our net sales in fiscal 2001 and one end-user customer headquartered in Taiwan accounted for 17% of our net sales in fiscal 2000. No single foreign end-user customer accounted for more than 10% of our net sales in fiscal 2002 or in the first six months of 2003.

In addition, one of our major distributors, Spirox Corporation, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to SARS and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

If the protection of proprietary rights is inadequate, our business could be harmed.

We attempt to protect our intellectual property rights through patents, copyrights, trademarks, maintenance of trade secrets and other measures, including entering into confidentiality agreements. However, we cannot be certain that others will not independently develop substantially equivalent intellectual property or that we can meaningfully protect our intellectual property. Nor can we be certain that our patents will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted thereunder will provide us with competitive advantages, or that any of our pending or future patent applications will be issued with claims of the scope we seek, if at all. Furthermore, we cannot be certain that others will not develop similar products, duplicate our products or design around our patents, or that foreign intellectual property laws, or agreements into which we have entered will protect our intellectual property rights. Inability or failure to protect our intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations. In addition, from time to time we encounter disputes over rights and obligations concerning intellectual property, including disputes with parties with whom we have licensed technologies. We cannot assume that we will prevail in any such intellectual property disputes. We have been involved in extensive, expensive and time-consuming reviews of, and litigation concerning, patent infringement claims.

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

We may be materially adversely affected by legal proceedings.

We have been and may in the future be subject to various legal proceedings, including claims that involve possible infringement of patent or other intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Any such litigation could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could materially adversely affect our business, financial condition or results of operations.

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

The terrorist attacks in September 2001 in the United States and ensuing events and the resulting decline in consumer confidence has had a material adverse effect on the economy. If consumer confidence does not recover, our revenues and profitability will continue to be adversely impacted in fiscal 2003 and beyond.

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

Provisions of our amended and restated certificate of incorporation, shareholders rights plan, equity incentive plans, bylaws and Delaware law may discourage transactions involving a change in corporate control. In addition to the foregoing, our classified board of directors, our shareholder rights plan and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party from acquiring us and may adversely affect the voting and other rights of holders of our common stock.

ITEM 3.— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Balance at 10/31/02	Future maturities of investments held at April 30, 2003
		2003	2004	2005	2006	Thereafter
Cash equivalents
Fixed rate	$50,192	$39,643	—	—	—	—
Average rate	2.07%	0.90%	—	—	—	—
Short term investments
Fixed rate	$82,223	$28,199	$31,958	—	—	—
Average rate	4.98%	3.05%	5.02%	—	—	—
Long term investments
Fixed rate	$108,231	—	$44,032	$20,266	$16,886	—
Average rate	4.56%	—	4.00%	5.21%	4.67%	—

Total investment securities	$240,646	$67,842	$75,990	$20,266	$16,886	—
Average rate	4.19%	1.79%	4.43%	5.21%	4.67%	—
Equity instruments	$1,016	$871	—	—	—	—

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

ITEM 4.— CONTROLS AND PROCEDURES

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

PART II.—OTHER INFORMATION

Item 1.    Legal Proceedings

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Our stockholders voted upon the following proposals at the Annual Meeting of Stockholders held on March 19, 2003.

1. A proposal to elect one director to serve for a three-year term ending in 2006 or until a successor is elected and qualified, was approved as follows:

Henk J. Evenhuis

For 52,862,284, Withheld 2,401,861

2. A proposal to approve an amendment to our 1993 Stock Option Plan which would prohibit us from repricing options granted under the 1993 Plan without the prior approval of our stockholders, amend the automatic grant program in effect for non-employee Board members 65 years of age or older who retire from, or otherwise cease, Board service after the completion of nine or more years of service to: (i) accelerate the vesting of all options granted and (ii) allow a one-year period following cessation of Board service in which to exercise those vested options, and establish a stock issuance program under the 1993 Plan under which we may make direct stock issuances, which issuances may not exceed ten percent of the total number of shares eligible for issuance under the 1993 Plan and which may be fully vested or subject to vesting based on the grantee’s service with us or attainment of specific performance objectives, provided that a minimum of three years service shall be required if service is required as the condition to vesting. This proposal was approved as follows:

For 26,128,444, Against 19,233,033, Abstain 1,527,200

3. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors was approved as follows:

For 50,898,336, Against 4,337,359, Abstain 28,450

Item 5.     Other Information

Subsequent events

In May 2003, we announced the offering of $150 million of convertible subordinated notes due in 2008. The notes will bear interest at a rate of 1.5 percent per annum and are convertible into our common stock at a conversion price of $11.31 per share. The notes will be subordinate to all our present and future senior debt. The initial purchaser of the notes also is being granted an option to purchase up to an additional $30 million principal amount of the notes. We expect to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

In May 2003, we announced headcount reductions, office closures, and the adoption of other cost-cutting measures as part of a continuing effort to reduce expenses. The reduction of force includes the elimination of approximately 170 positions or 14 percent of our global employee base. Approximately 160 positions in the United States will be affected, with the remaining reduction in other locations worldwide. In the second quarter, we also made a decision to outsource much of our information technology function for which we will incur incremental costs during the transition period. We estimate the above actions will result in a restructure charge during the third quarter of fiscal 2003 in the range of at least $3 million to $5 million.

Item 6.     Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on page 37.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

May 30, 2003	/S/ JOHN R. DETWILER
Date	John R. Detwiler John R. Detwiler, Senior Vice President, Chief Financial Officer

CERTIFICATION

I, Graham J. Siddall certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Credence Systems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 30, 2003

/s/ GRAHAM J. SIDDALL
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

Date: May 30, 2003

/s/ JOHN R. DETWILER
John R. Detwiler, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect

4.1(3)	Form of Rights Agreement dated as of June 1, 1998 by and between the Company and Equiserve Trust Company, N.A.

4.2(3)	Form of Certificate of Designation for the Series A Junior Participating Preferred Stock of the Company

4.3(3)	Form of Rights Certificate

10.1	1993 Stock Option Plan, as Amended and Restated through March 19, 2003

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Action of 2002

(1)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000

(2)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002

(3)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 1998