Form 10-Q
period 2003-07-31
CREDENCE SYSTEMS CORP
filed 2003-09-15
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-22366

CREDENCE SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2878499
(State or other jurisdiction) of incorporation or organization)	(IRS Employer Identification No.)

215 Fourier Ave., Fremont, California	94539
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 27, 2003, there were approximately 63,483,005 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.— FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31,	October 31,
	2003	2002[a]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,193	$50,192
Short-term investments	147,103	82,223
Accounts receivable, net	37,001	32,426
Inventories	96,985	105,636
Income tax receivable	1,116	17,463
Other current assets	10,876	7,520

Total current assets	435,274	295,460
Long-term investments	67,303	109,247
Property and equipment, net	100,353	112,256
Goodwill, net	37,531	34,313
Other intangible assets, net	35,000	25,208
Other assets	27,967	5,765

Total assets	$703,428	$582,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,561	$14,870
Accrued expenses and other liabilities	44,954	40,816
Liabilities related to leased products	10,692	—
Deferred profit	628	5,724

Total current liabilities	68,835	61,410

Convertible subordinated notes	180,000	—
Long-term liabilities – leased products	1,440	—
Other long-term liabilities	3,773	1,602
Stockholders’ equity	449,380	519,237

Total liabilities and stockholders’ equity	$703,428	$582,249

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2002.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	(unaudited)		(unaudited)
	2003	2002	2003	2002
Net sales	$45,460	$47,722	$124,634	$121,024
Cost of goods sold-on net sales	28,591	28,510	79,890	73,771
Cost of goods sold-special charges	1,937	—	1,937	—

Gross margin	14,932	19,212	42,807	47,253
Operating expenses:
Research and development	17,504	22,179	56,753	62,709
Selling, general and administrative	24,341	23,544	67,723	67,641
Amortization of purchased intangibles	2,622	5,271	6,834	15,563
In-process research and development	—	—	1,510	—
Restructuring	2,197	—	3,589	—

Total operating expenses	46,664	50,994	136,409	145,913

Operating income (loss)	(31,732)	(31,782)	(93,602)	(98,660)
Interest and other income, net	368	2,585	3,069	8,317

Income (loss) before income tax provision	(31,364)	(29,197)	(90,533)	(90,343)
Income tax (benefit)	238	(10,219)	435	(31,621)
Minority interest (benefit)	109	(21)	36	(243)

Net income (loss)	$(31,711)	$(18,957)	$(91,004)	$(58,479)

Net income (loss) per share
Basic	$(0.50)	$(0.31)	$(1.46)	$(0.97)

Diluted	$(0.50)	$(0.31)	$(1.46)	$(0.97)

Number of shares used in computing per share amount
Basic	63,191	60,650	62,474	60,470

Diluted	63,191	60,650	62,474	60,470

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

(in thousands)

	Nine Months Ended July 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(91,004)	$(58,479)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,992	37,160
Non-cash charges	6,891	—
Loss on disposal of property and equipment	2,839	2,819
Minority interest	36	(262)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,848)	704
Inventories	7,312	(3,509)
Income tax receivable	26,113	20,429
Other current assets	(5,941)	788
Accounts payable	(2,309)	(328)
Accrued expenses and other current liabilities	(3,234)	(5,366)
Deferred profit	(6,517)	(6,987)
Deferred income tax	—	(2,039)

Net cash provided by (used in) operating activities	(47,670)	(15,070)
Cash flows from investing activities:
Purchases of available-for-sale securities	(187,963)	(115,513)
Sales and maturities of available-for-sale securities	163,790	164,213
Acquisition of property and equipment	(4,801)	(10,717)
Acquisition of other assets	(4,340)	(4,445)

Net cash provided by (used in) investing activities	(33,314)	33,538
Cash flows from financing activities:
Issuance of 1 ½% convertible notes	174,604	—
Issuance of common & treasury stock	3,111	5,770
Payments of liabilities related to leased products	(4,880)	—
Other	150	426

Net cash provided by (used in) financing activities	172,985	6,196
Net increase (decrease) in cash and cash equivalents	92,001	24,664
Cash and cash equivalents at beginning of period	50,192	44,309

Cash and cash equivalents at end of period	$142,193	$68,973

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$(22,536)	$(52,876)
Noncash investing activities:
Net transfers of inventory to property and equipment	$3,107	$3,769
Acquisition of Optonics using Credence common stock	$(21,046)	—
Noncash financing activities:
Income tax benefit from stock option exercises	—	$769
Acquisition of Optonics using Credence common stock	$21,046	—

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three and nine month periods ended July 31, 2003 and 2002 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (“Credence” or the “Company”) for the interim periods. The results of operations for the three and nine month periods ended July 31, 2003 and 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2002 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attack and other geopolitical instability, effect of Sarbanes-Oxley, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Use of Estimates – The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2.	Revenue Recognition

The Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Lease revenue is recorded in accordance with SFAS No. 13, “Accounting for Leases” which requires a lessor to account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Deferred revenue, which is included in accrued expenses and other liabilities on the balance sheet, includes deferred revenue related to maintenance contracts (and other undelivered services). Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because either the customer-specified acceptance criteria has not been met as of the fiscal period end or the product is not classified as mature as of the fiscal period end and has not been accepted by the customer.

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

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its Employee Stock Purchase Plan, the Company’s net loss and net loss per share for the three and nine months ended July 31, 2003 and 2002 respectively would have been as follows (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss as reported	$(31,711)	$(18,957)	$(91,004)	$(58,479)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (0% and 36% effective tax rate for FY03 and FY02, respectively)	151	—	303	—
Less: Stock-based employee compensation expense determined under fair value based methods for all awards net of tax effects (0% and 36% effective tax rate for FY03 and FY02, respectively)	3,946	6,976	18,745	22,088

Pro forma net loss	$(35,506)	$(25,933)	$(109,446)	$(80,567)

Basic loss per share as reported	$(0.50)	$(0.31)	$(1.46)	$(0.97)
Basic loss per share pro forma	$(0.56)	$(0.43)	$(1.75)	$(1.33)
Diluted loss per share as reported	$(0.50)	$(0.31)	$(1.46)	$(0.97)
Diluted loss per share pro forma	$(0.56)	$(0.43)	$(1.75)	$(1.33)

The fair value for the stock options was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended July 31, 2003 and July 31, 2002.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Expected stock volatility	.7725	.7725	.7725	.7725
Risk free interest rate	3.05%	3.59%	3.45%	3.59%
Expected life of options (years)	5.43	6.73	6.40	6.72

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended July 31, 2003 and July 31, 2002.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Expected stock volatility	.9301	.7159	.9301	.6934
Risk free interest rate	1.42%	1.42%	1.42%	1.42%
Expected life (years)	0.48	0.49	0.50	0.42

4.	Convertible Subordinated Notes

In June 2003, the Company issued $180 million of 1½% convertible subordinated notes (the “Notes”) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain events. Expenses of $5.8 million associated with the offering were deferred and included in other current assets and in other long-term assets. Such expenses are being amortized to interest and other income and expense over the term of the Notes.

5.	Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	July 31, 2003	October 31, 2002
Raw materials	$65,926	$58,941
Work-in-process	17,736	24,777
Finished goods	13,323	21,918

Total	$96,985	$105,636

6.	Goodwill and Other Intangibles

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002. In addition, on adoption, the Company reclassified certain intangibles with a net book value of $0.4 million, consisting of acquired workforce, which is no longer defined as an acquired intangible under SFAS 142 to goodwill. Accordingly, there was no amortization of acquired workforce in acquisition costs recognized during the nine months ended July 31, 2003. In fiscal 2003, goodwill also increased by approximately $2.8 million due to the Company’s acquisition of Optonics, Inc. (see Note 12 for further discussion).

In the quarter ended April 30, 2003, the Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists as of April 30, 2003. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. As a result, the Company has recognized no transitional impairment loss in the first nine months of fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

The following table presents a reconciliation of previously reported net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization for the three and nine months ended July 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss as reported	$(31,711)	$(18,957)	$(91,004)	$(58,479)
Goodwill amortization	—	2,422	—	7,267
Acquired workforce amortization	—	205	—	615

Proforma net loss	$(31,711)	$(16,330)	$(91,004)	$(50,597)

Basic and diluted net loss per share as reported	$(0.50)	$(0.31)	$(1.46)	$(0.97)
Goodwill amortization	—	$0.04	—	$0.12
Acquired workforce amortization	—	—	—	$0.01

Basic and diluted pro forma net loss per share	$(0.50)	$(0.27)	$(1.46)	$(0.84)

Other intangible assets subject to amortization were as follows (in thousands):

July 31, 2003	Cost	Accumulated Amortization	Net
Purchased technology	$45,143	$(14,822)	$30,321
Customer relations	7,702	(5,857)	1,845
Trademarks	2,053	(1,585)	468
Deferred Compensation	1,819	(303)	1,516
Patents	862	(574)	288
Non-compete agreements	750	(188)	562

Total	$58,329	$(23,329)	$35,000

October 31, 2002	Cost	Accumulated Amortization	Net
Purchased technology	$32,153	$(10,970)	21,183
Customer relations	6,052	(3,677)	2,375
Trademarks	2,053	(1,247)	806
Patents	862	(445)	417
Assembled workforce	1,954	(1,527)	427

Total	$43,074	$(17,866)	$25,208

The change in the other intangible assets between October 31, 2002 and July 31, 2003 is due to additional intangibles associated with the purchase of Optonics, Inc. (see Note 12 for further discussion), as well as the reclassification of $0.4 million of acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 142, to goodwill.

Amortization expense for the other intangible assets was $6.8 million for the nine months ended July 31, 2003, as compared to $7.9 million for the nine months ended July 31, 2002. Estimated annual amortization expense for the other intangible assets is $2.7 million for the remaining quarter of fiscal 2003, $9.4 million for the fiscal year ending October 31, 2004, $6.5 million for the fiscal year ending October 31, 2005, $5.1 million for the fiscal year ending October 31, 2006, and $11.3 million for the fiscal years ending October 31, 2007 and thereafter.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes. The Company excluded options to purchase 344,177 shares of common stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted income (loss) per share calculation for the fiscal quarter ended July 31, 2003 because they are anti-dilutive. In addition, the Company excluded interest on the convertible subordinated notes from the numerator of the diluted net income (loss) per share calculation since it was determined that the overall impact of including the convertible subordinated notes was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted net income (loss) per share-net income (loss)	$(31,711)	$(18,957)	$(91,004)	$(58,479)

Denominator:
Denominator for basic net income (loss) per share-Weighted-average shares	63,191	60,650	62,474	60,470
Effect of dilutive securities-employee stock options	—	—	—	—
Effect of dilutive securities-convertible notes	—	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	63,191	60,650	62,474	60,470

Basic net income (loss) per share	$(0.50)	$(0.31)	$(1.46)	$(0.97)

Diluted net income (loss) per share	$(0.50)	$(0.31)	$(1.46)	$(0.97)

8.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142.

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

In the quarter ended April 30, 2003, the Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. As a result, the Company has recognized no transitional impairment loss in the first nine months of fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill in the next quarter ended October 31, 2003 and at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

        In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The Company has adopted SFAS 144 effective November 1, 2002. In the quarter ended July 31, 2003, the Company recorded write-downs related to the life of fixed assets associated with the outsourcing of information technology and the Company’s planned move to a new headquarter facility in accordance with SFAS No. 144.

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company’s severance and related costs recorded in the quarter ended July 31, 2003 were recorded in accordance with SFAS 146.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition. The Company does not expect the adoption of this EITF to have a material impact on its consolidated results of operations and financial condition.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company has not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to July 31, 2003 and therefore the initial implementation of FIN 46 had no impact on its financial statements. For VIEs acquired before February 1, 2003, the Company is required to apply the accounting and disclosure rules set forth in FIN 46 in the fourth quarter of fiscal 2003. The Company has not yet determined what effect, if any, the adoption of FIN 46 will have on the Company’s financial position or results of operations.

9.	Accrued Warranty

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures.

The following table represents the activity in the warranty accrual for the nine months ended July 31, 2003 (in thousands):

Balance at October 31, 2002	$4,316
Add: Accruals for warranties issued during the period	3,604
Acquired pre-existing warranty obligations	683
Changes in estimated liability related to pre-existing warranties	(447)
Less: Warranty spending	(3,810)

Balance at July 31, 2003	$4,346

10.	Contingencies and Guarantees

In November 2002, the FASB issued Interpretation No. 45 “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. It requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantee that an entity has issued, including a reconciliation of changes in the entities product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 2002.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of July 31, 2003.

The Company had an agreement with a non-related leasing company, Credence Capital Corporation, or CCC, whereby the Company issued a guaranty in favor of a bank with respect to certain obligations of CCC to the bank. Under this agreement, CCC agreed to grant the Company a security interest to secure the obligations of the leasing company as a result of any payments by the Company pursuant to the guaranty. In February 2003, the Company acquired CCC and the underlying liability with Silicon Valley Bank became a direct obligation of the Company. At July 31, 2003, this obligation was $5.0 million. See Note 12 for further discussion.

In April 2002, Reptron Electronics, Inc., a supplier of certain electronic components to the Company, filed a complaint in the U.S. District Court for the District of Oregon, alleging that the Company had breached a contract to purchase certain components ordered by Reptron during 2000. The complaint claimed damages of approximately $3.9 million. In August 2003, the Company reached a settlement on all pending litigation with Reptron under mutually agreeable terms. Reptron will receive payments from the Company totaling $1.3 million of which $1.2 million was paid in August 2003 and $0.1 million will be paid in approximately six months. The $1.3 million settlement is included in cost of goods sold-special charges recorded in the quarter ended July 31, 2003.

At July 31, 2003, the Company had open and committed purchase orders totaling approximately $16.2 million.

The Company is involved in various claims arising in the ordinary course of business. The Company currently believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

11.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) and changes thereto consist of (in thousands):

	Nine Months Ended July 31, 2003	Fiscal Year Ended October 31, 2002
Beginning balance, net of tax	$3,843	$4,854
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,237)	(1,396)
Currency translation adjustment, net of tax	(2,026)	385

Ending balance, net of tax	$(580)	$3,843

12.	Acquisitions

In December 2002, the Company completed the acquisition of certain assets of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ. The acquisition is designed to complement the Company’s existing mixed-signal and wireless solutions with a new division focused primarily on the automotive test market. The Credence-SZ division operates with approximately 135 contracted employees from a facility located in Amerang, Germany and focuses on the advanced analog, power automotive, and communications markets. The purchase price for the assets was approximately $4.7 million in cash and the purchase price was allocated to tangible assets, primarily inventory and fixed assets. The Company’s Statement of Operations for the nine months ended July 31, 2003 includes the results of operations of SZ from the date of acquisition in December 2002.

In January 2003, the Company acquired Optonics, Inc., a company that designs and manufactures integrated systems for emission-based optical diagnostics and failure analysis. The addition of Optonics is designed to extend the Company’s product offerings in engineering validation test, design verification and diagnostics systems. The total purchase price of approximately $21 million included consideration of approximately 1.9 million freely tradeable shares or $20.1 million in Credence common stock and $0.9M in assumed Optonics stock options that were converted to options to purchase Credence common stock. The net tangible asset deficit assumed was approximately $0.5 million. The Company’s Statement of Operations for the nine months ended July 31, 2003 includes the results of operations of Optonics from the date of acquisition in January 2003.

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

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $1.5 million of the purchase price being charged to acquired in-process research and development using a discount rate of 35%. The IPR&D acquired from Optonics consists of features and projects related to the Emiscope II, which is the next generation Emiscope with added functionality including solid immersion lens and spray cooling system. The Company estimates that these projects varied in terms of completion from 15% to 50% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The Emniscope II is currently in beta testing at a customer. Optonics will spend approximately $0.5 million on the Emniscope II in the next two quarters after which Emniscope II is expected to become a standard product. The intangible assets, consisting primarily of developed technology, deferred compensation, customer relationships, non-compete agreements and goodwill, were assigned a value of $20 million and are being amortized over their estimated useful lives, ranging from two to five years.

In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, a non-related leasing company for $5.5 million. The acquisition allows the Company to directly offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. Contemporaneous with the transaction, CCC’s sole shareholder and an affiliate repaid indebtedness to CCC in the approximate amount of $5.2 million. The assets of CCC consisted primarily of a portfolio of leases of Credence equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. As a result of the acquisition, net equipment on lease associated with the lease portfolio of approximately $15.2 million was reported on the April 30, 2003 condensed unaudited consolidated balance sheet in other assets. The indebtedness associated with the lease portfolio was reported on the condensed unaudited consolidated balance sheet in liabilities related to leased products and in long-term liabilities—leased products. The Company presently intends to continue to operate CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to Credence customers. The Company’s Statement of Operations for the nine months ended July 31, 2003 includes the results of operations of CCC from the date of acquisition in February 2003.

13.	Special Charges and Restructuring

For the quarter ended January 31, 2003, the Company recorded special charges of approximately $1.4 million as operating expenses related to headcount reductions and facility consolidations, which the Company implemented in the quarter. During this period, the Company reduced headcount by approximately 70 persons. The bulk of the affected employees were in SG&A and a smaller number were in R&D. Also, during the quarter, the Company completed its plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining Oregon employees into its Hillsboro, Oregon facility.

For the quarter ended July 31, 2003, the Company recorded cost of sales-special charges of $1.3 million due to a settlement on cancelled purchase orders reached with an inventory supplier (see Note 10 for further discussion) and $0.6 million for spare parts write-downs associated with the Valstar product line. In addition, for the quarter ended July 31, 2003, the Company recorded restructuring cost of approximately $2.2 million as operating expenses related to headcount reductions across all areas of the Company. The reduction of force was part of a continuing effort to reduce expenses and appropriately size the Company for prevailing market conditions. The headcount reductions included the elimination of approximately 163 positions or 15 percent of the Company’s global employee base. Approximately 151 positions in the United States were affected, with the remaining reduction in other locations worldwide.

The following table illustrates the restructuring cost activity for the nine-month period ended July 31, 2003 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Severance	Operating Leases	Total
Balance at October 31, 2002	$(716)	$(5,177)	$(5,893)
Headcount reduction	(1,191)	—	(1,191)
Operating leases written off	—	(201)	(201)
Cash payments	795	607	1,402

Balance at January 31, 2003	(1,112)	(4,771)	(5,883)
Cash payments	118	656	774

Balance at April 30, 2003	(994)	(4,115)	(5,109)
Headcount reduction	(2,197)	—	(2,197)
Cash payments	2,535	1,174	3,709

Balance at July 31, 2003	$(656)	$(2,941)	$(3,597)

Estimated timing of future payouts:
Balance of fiscal 2003	415	563	978
Fiscal 2004	241	1,267	1,508
Fiscal 2005 and beyond	—	1,111	1,111

Total	$656	$2,941	$3,597

The opening balances at October 31, 2002 in the above table are associated with headcount reductions and facility consolidations the Company implemented in the fourth quarter of fiscal 2002.

14.	Subsequent Events

In August 2003, the Company completed the acquisition of certain assets of SZ Japan for approximately $0.9 million. The acquisition will provide a distribution channel to Japanese customers for the Company’s products focused primarily on the Japanese automotive test market. The purchase price will be allocated in the fourth quarter of 2003 to tangible assets, primarily cash, accounts receivable, and fixed assets.

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the evaluation of goodwill, application of certain accounting pronouncements and the evaluation of the effect of adopting certain accounting pronouncements, payments to Reptron, continuation of CCC as a wholly-owned subsidiary, operation of Credence-SZ division, use of proceeds for general corporate purposes, restructuring charges, fluctuation of sales, gross margins and operating results, evaluation of residuals, evaluation of adequacy of remaining liabilities, outlook for future sales orders and levels, expectations that gross margins will remain at current or lower levels, intent to invest significant resources in the development and completion of new products and product enhancements and in the increase of production of current products, acquisition and R&D expenses remaining significant and accounting for significant percentage of sales, lower SG&A expenses, recordation of full valuation allowance on domestic tax benefits, sufficiency of current cash and investment positions to meet business requirements, investments in inventories representing a significant portion of working capital, the pursuit of additional acquisitions and international sales accounting for a significant portion of net sales. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Revenue for the first nine months of fiscal 2003 was approximately 3% higher compared to the same period in fiscal 2002. The test and assembly sector of the semiconductor equipment industry continues to be impacted by a severe downturn beginning in fiscal 2001. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a period of sustainable growth and due to continued low visibility, we maintain a cautious outlook for future orders and sales levels.

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

Under the SAB 101 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and the first nine months of fiscal 2003, we introduced several new systems and products. Revenues from sales of these new systems and products during fiscal 2003 may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

Inventory Valuation and Residual Values Related to Leased Products

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue since early in fiscal 2001, and continued uncertainty over any turn-around of the semiconductor equipment industry, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. In the current quarter, we recorded charges to cost of sales-special charges of $1.3 million due to a legal settlement on cancelled purchase contracts with an inventory vendor and $0.6 million due to spare parts write-downs. We recorded a charge of $9.4 million in the fourth quarter of fiscal 2002, and charges of $45.0 million and $38.0 million in the second and fourth quarters of fiscal 2001, respectively, for the write-down of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the current industry downturn causes further reductions to our current inventory valuations or changes our current product development plans. We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written down, we carry that inventory at its reduced value until it is scrapped or otherwise disposed of. At July 31, 2003, approximately 25% and 10% of the net inventory balances were for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively. With the recent introduction of the personal version of Kalos II, the Company will be scrutinizing the value of the current Kalos I inventory in light of the anticipated product transition to Kalos II. In particular, the value of the Kalos inventory will depend on factors such as the economic condition of the Flash memory IC market, product development schedules for the production versions of the Kalos II and ultimately the success of the Kalos II product in the marketplace.

Residual values assigned to the Company’s products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically against technological change and the forecasted business cycle.

Allowance for Doubtful Accounts

Our sales and distribution partners and we perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example because of bankruptcy or deteriorations in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Deferred Taxes

When we prepare our consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to calculate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our net deferred tax asset balance as of July 31, 2003 was zero reflecting a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Special Charges

In connection with restructuring activities, we have recorded estimated special charges in our operating expenses for severance and other costs associated with our reduction in workforce of $1.4 million in the first quarter of fiscal 2003 and $2.2 million in the third quarter of fiscal 2003. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives and other special charges. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

In addition we recorded cost of sales-special charges of $1.9 million in the third quarter of fiscal 2003 due to a $1.3 million settlement on cancelled purchase orders reached with an inventory supplier and $0.6 million for spare parts write-downs associated with the Valstar product line.

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

RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	62.9	59.7	64.1	60.9
Cost of goods sold – special charges	4.3	—	1.6	—

Gross margin	32.8	40.3	34.3	39.1
Operating expenses
Research and development	38.5	46.5	45.5	51.8
Selling, general and administrative	53.5	49.3	54.3	55.9
Amortization of purchased intangible assets	5.8	11.1	5.5	12.9
Special charges including IPR&D	4.8	—	4.1	—

Total Operating expenses	102.6	106.9	109.4	120.6

Operating income (loss)	(69.8)	(66.6)	(75.1)	(81.5)

Interest and other income, net	0.8	5.4	2.5	6.9

Income (loss) before income tax provision	(69.0)	(61.2)	(72.6)	(74.6)
Income tax provision (benefit)	0.5	(21.4)	0.4	(26.1)
Minority interest (benefit)	0.3	(0.1)	0.0	(0.2)

Net income (loss)	(69.8)%	(39.7)%	(73.0)%	(48.3)%

        Net sales consist of revenues from systems sales, spare parts sales, maintenance contracts, lease and rental income and software sales. Net sales were $45.5 million for the third quarter of fiscal 2003, representing a decrease of approximately 5% from the net sales of $47.7 million in the comparable period for fiscal 2002. Net sales increased approximately 7% from $42.5 million in the second quarter of fiscal 2003. Net sales increased $3.6 million, or 3%, to $124.6 million for the nine months ended July 31, 2003 from $121.0 million for the nine months ended July 31, 2002. Although our net sales increased sequentially from the second quarter of fiscal 2003 and were higher for the first nine months of fiscal 2003 compared to the same period in fiscal 2002, there is uncertainty as to if and when the next growth phase will occur. As is stated in previous interim reports and our most recent Form 10-K, we maintain a cautious outlook for future orders and sales levels.

International net sales accounted for approximately 62%, 55% and 61% of total net sales in the first nine months of fiscal 2003 and fiscal years 2002 and 2001, respectively. International net sales were 60% of total net sales in the third quarter of fiscal 2003. Our net sales to the Asia Pacific region accounted for approximately 42%, 42%, and 38% of total net sales in the first nine months of fiscal 2003 and fiscal years 2002 and 2001, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as recurrence the Severe Acute Respiratory Syndrome health risks in the Asian region may affect future orders to this region and the timing of or payment for shipments made to this region.

Our net sales by product line in the first nine months of 2003 and fiscal years 2002 and 2001 consisted of:

	Nine Months Ended July 31,	Fiscal Year Ended October 31,
	2003	2002	2001
Mixed-Signal	55%	51%	61%
Logic	3	5	4
Memory	13	18	19
Service, software, other	29	26	16
Total	100%	100%	100%

Revenues from software were not material to our operations in the first nine months of 2003 and fiscal years 2002 and 2001, representing less than 4% of our net sales in each period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin was 32.8% and 34.3% for the three and nine-month periods ended July 31, 2003, respectively. For the comparable periods ended July 31, 2002 the gross margins were 40.3% and 39.1% respectively. The drop in gross margins from fiscal 2002 levels reflects the competitive pricing environment as a result of the cyclical downturn in the semiconductor equipment industry and higher costs caused by under-absorption of manufacturing expenses. Gross margin in the third quarter of fiscal 2003 includes the effect of special charges in cost of sales related to a $1.3 million legal settlement with an inventory supplier and $0.6 million spare part write-downs in the Valstar product line. The gross margin percentage for the three months ended July 31, 2003 was not materially impacted from the sale of previously written down inventories. We expect gross margins to remain near current levels for the foreseeable future due to ongoing competitive pricing pressure caused by the severe and prolonged downturn in the semiconductor industry, and manufacturing inefficiencies resulting from the current low business levels. See Critical Accounting Policies and Estimates for our discussion of inventory risks and historical write-downs.

Research and Development

Research and development, (or “R&D”) expenses were $56.8 million in the first nine months of fiscal 2003, a decrease of 9.5%, or $6.0 million from the same period of fiscal 2002. R&D expenses were $17.5 million in the three months ended July 31, 2003, compared to $22.2 million for the same period in the prior fiscal year. The decrease in spending reflects restructuring actions affecting R&D taken during the fourth quarter of fiscal 2002 and first and third quarter of fiscal 2003 when compared to 2002 as well as the completion of evaluation periods for several new products introduced last fiscal year including the Octet and ASL 3000 product lines. The research and development headcount declined by approximately 89 heads in the current third fiscal quarter. These savings are partially offset by the ongoing investment in new products and investments related to the fiscal 2003 acquisitions of Optonics and SZ. The SZ and Optonics acquisitions added a total of approximately 174 employees to the Company, of which about 30 percent are in the R&D functions of those companies. As a percentage of net sales, R&D expenses were 38.5% and 45.5% for the three and nine months ending July 31, 2003, respectively, compared to 46.5% and 51.8% for the same periods in fiscal 2002, respectively. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements for the foreseeable future. Accordingly, along with recent acquisitions, we anticipate that R&D expenses will remain significant in absolute dollar terms and as a percentage of net sales for the balance of the fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses (or “SG&A”) were $24.3 million and $67.7 million in the three and nine months ending July 31, 2003, representing an increase of $0.8 million and $0.1 million, respectively, from the comparable periods of fiscal 2002. The slightly higher SG&A spending in fiscal 2003 was primarily due to decreases in payroll related expenses resulting from a lower headcount and ongoing operating expense management offset by added SG&A expenses from the Optonics and SZ acquisitions. The SZ and Optonics acquisitions added a total of approximately 174 employees to the Company. In addition in the current third quarter of fiscal 2003, we recorded approximately $2.1 million of expenses for costs associated with outsourcing much of our information technology function and the write-downs of certain leased asset values. As a percentage of net sales, SG&A expenses were 53.5% and 54.3% for the three and nine months ending July 31, 2003, respectively, compared with 49.3% and 55.9% for the same periods in fiscal 2002, respectively. As a result of past and ongoing expense reduction efforts, we expect SG&A expenses to decline for the balance of the fiscal year.

Amortization of Goodwill and Purchased Intangibles

Amortization of goodwill and purchased intangible expenses were $2.6 million and $6.8 million for the three and nine months ending July 31, 2003, respectively, compared to $5.3 million and $15.6 million for the same periods in fiscal 2002, respectively. Amortization of purchased intangibles was higher in the third quarter of fiscal 2003 due to the acquisition of Optonics in January 2003. As of November 1, 2002 we adopted Statements of Financial Accounting Standards “Goodwill and Other Intangible Assets” No. 142, or SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Special Charges and In-process Research and Development

For the quarter ended July 31, 2003, we recorded restructure charges of approximately $2.2 million as operating expenses related to headcount reductions. The reduction in force included the elimination of approximately 163 positions or 15 percent of the Company’s worldwide employee base. Approximately 151 positions in the United States were affected, with the remaining reduction in other locations.

In the first quarter of fiscal 2003, we recorded a restructure charge of approximately $1.4 million for severance charges, and a lease write-off that was included in operating expenses. These charges were associated with headcount reductions and the completion of the consolidation of our IMS facility in Beaverton, Oregon into our Hillsboro, Oregon site. During the first quarter of fiscal 2003, we reduced our headcount by approximately 70 persons. The bulk of the affected employees were in SG&A and a smaller number were in R&D. See Note 13 to the Condensed Consolidated Financial Statements.

In addition, we also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. The charge was recorded as an operating expense.

Interest and Other Income, Net

We generated net interest and other income of $0.4 million and $3.1 million for the first three and nine months of fiscal 2003, respectively, as compared to $2.6 million and $8.3 million for the same periods of fiscal 2002, respectively. The decrease in fiscal 2003 was primarily due to lower average cash and investment balances and decreasing returns on our cash investments as longer-term investments mature and are re-invested at currently lower short-term interest rates. In addition, we incurred additional interest expense on our indebtedness associated with our convertible notes and the lease portfolio acquired from Credence Capital Corporation, or CCC.

Income Taxes

We recorded an income tax provision of $0.2 million and $0.4 million for the three and nine months ending July 31, 2003, respectively, as compared to an income tax benefit of $10.2 million and $31.6 million, respectively, for the same periods of fiscal 2002. The income tax expense in 2003 consists of foreign tax on earnings and foreign withholding taxes generated from our foreign operations. During the first nine months of fiscal 2002, the Company’s estimated effective tax benefit rate was 35.0%. The estimated tax benefit rate in fiscal 2002 was less than the combined federal and state statutory rate primarily due to the impact of non-deductible goodwill amortization.

We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The net cash outflows from operating activities during the nine months ended July 31, 2003 was $47.7 million. The net cash flows used by operating activities for the first nine months of fiscal 2003 was primarily attributable to a net loss before depreciation and amortization of $62.0 million offset by cash provided from reductions in net working capital.

Investing activities used net cash of approximately $33.3 million in the nine months ended July 31, 2003 resulting primarily from the net purchases of available-for-sale securities of $24.2 million plus approximately $4.7 million for the acquisition of SZ assets, $2.2 million for our new Milpitas headquarters, and another $2.6 million for the purchase of other property and equipment to support our business.

In June 2003, we issued $180 million of 1½% convertible subordinated notes (the “Notes”) due May 2008 in a private placement. The Notes are unsecured obligations and are subordinated to all our present and future senior indebtedness. Interest is payable semiannually on May 15 and November 15, commencing November 15, 2003. The Notes are convertible into our common stock at an initial conversion price of $11.31 per share, subject to adjustment in certain events.

Financing activities provided net cash flows of $173.0 million for the nine months ended July 31, 2003. The cash for the first nine months of fiscal 2003 was provided primarily from the issuance in the third quarter of our Notes and common stock through our employee equity plans. Reductions of liabilities related to leased products were $4.9 million.

As of July 31, 2003, we had working capital of approximately $366.4 million, including cash and short-term investments of $289.3 million, and accounts receivable and inventories totaling $134.0 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates” above.

Our principal sources of liquidity as of July 31, 2003 consisted of approximately $142.2 million of cash and cash equivalents, and short-term investments of $147.1 million. In addition, we had $67.3 million of available-for-sale securities, classified as long-term investments at July 31, 2003.

We believe that our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

In February 2003, we acquired certain assets and liabilities of CCC, a non-related leasing company for $5.5 million. The assets of CCC consisted primarily of a portfolio of leases of our equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. We presently intend to continue to operate CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to our customers. See Note 12 to the Condensed Consolidated Financial Statements for further discussion.

We lease our facilities and equipment under operating leases that expire periodically through 2006 of which approximately $0.2 million have been written-off to special operating charges this fiscal year. See Note 13 to the Condensed Consolidated Financial Statements. In addition to the lease commitments, at July 31, 2003, we have open and committed purchase orders totaling approximately $16.2 million.

The following summarizes our minimum contractual cash obligations and other commitments at July 31, 2003, and the effect of such obligations in future periods (in thousands):

	Total	2003	2004	2005	2006	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$5,992	$1,019	$3,044	$891	$562	$476
Liabilities related to leased products	12,142	6,723	4,362	1,057	—	—
Interest on liabilities related to leased products	365	161	196	8	—	—
Interest on convertible subordinated notes	13,050	675	2,700	2,700	2,700	4,275
Minimum payable for information technology outsourcing	18,495	2,148	6,784	6,928	2,635	—
Open non-cancelable purchase order commitments	16,219	16,219	—	—	—	—

Total contractual cash and other obligations	$66,263	$26,945	$17,086	$11,584	$5,897	$4,751

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

In December 2002, we completed the acquisition of certain assets of SZ located in Amerang, Germany for approximately $4.7 million in cash. In January 2003, we acquired Optonics, Inc. headquartered in Mountain View, California for approximately

$21 million in an all-stock transaction. In February 2003, we acquired certain assets and liabilities of CCC for $5.5 million in cash.

For the quarter ended July 31, 2003, we took further steps to reduce headcount by approximately 163 positions or 15% percent our global employee base in response to the continued downturn in our industry and continued uncertainty as to then the beginning of a sustainable recovery may occur. The impact of these headcount reductions were reflected in special charges as operating expenses of $2.2 million during the third quarter of fiscal 2003 of which the majority was paid out in cash during the quarter. Also in the third quarter of fiscal 2003, we recorded additional special charges in cost of sales of approximately $1.9 million related to a legal settlement with an inventory supplier and certain spare part write-downs. These additional special charges taken in the third quarter of fiscal 2003 did not result in cash payments during the quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142.

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

In the quarter ended April 30, 2003, we completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists as of April 30, 2003. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. As a result, we have recognized no transitional impairment loss in the first nine months of fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. We will evaluate goodwill in the fourth quarter of fiscal 2003 at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. We have adopted SFAS 144 effective November 1, 2002. In the quarter ended July 31, 2003, we recorded write-downs related to the life of fixed assets associated with the outsourcing of information technology and our planned move to a new headquarter facility in accordance with SFAS No. 144.

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Our severance and related costs recorded in the quarter ended July 31, 2003 were recorded in accordance with SFAS 146.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition. We do not expect the adoption of this EITF to have a material impact on our consolidated results of operations and financial condition.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to July 31, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, we are required to apply the accounting and disclosure rules set forth in FIN 46 in the fourth quarter of fiscal 2003. We have not yet determined what effect, if any, the adoption of FIN 46 will have on our financial position or results of operations.

RISK FACTORS

Our operating results have fluctuated significantly which has and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and the capital equipment industry specifically;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	timing of new product announcements and new product releases by us or our competitors;

•	market acceptance of our new products and enhanced versions of existing products;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	patterns of capital spending by our customers, delays, cancellations or rescheduling of customer orders due to customer financial difficulties or otherwise;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	expenses associated with alliances and acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts;

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities and of SARS, especially in Asia;

•	our ability to attract and retain qualified employees in a competitive market; and

•	unexpected delays in completion of our IT outsourcing project.

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	manufacturing inefficiencies;

•	long-term pricing reductions by us and our competitors and pricing by our suppliers;

•	hardware and software product sales mix;

•	inventory write-downs;

•	manufacturing volumes;

•	new product introductions;

•	product reliability;

•	overhead absorption levels and the rate of capacity utilization;

•	customization and reconfiguration of systems;

•	international and domestic sales mix and field service margins; and

•	facility relocations and closures.

New and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. Although we have recorded and continue to record inventory write-downs, product warranty costs, and deferred revenue, we cannot be certain that our estimates will be adequate.

We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results have fallen and may continue to fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations has adversely affected the market price of our common stock and may continue to do so. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. Many of these expenses are fixed and will be difficult to reduce in a particular period if our net sales goal for that period is not met. As a result, we cannot be certain that we will be profitable in the future.

The semiconductor industry has been cyclical.

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. There is uncertainty as to if and when the next cyclical growth phase will occur. The downturn has contributed to weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. We anticipate revenue levels to continue to remain under pressure throughout fiscal 2003 due to the prolonged cyclical downturn and uncertainty over the start of the next cyclical growth phase. Revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 245 people. In fiscal 2003, we reduced our worldwide workforce by approximately 70 people in the first quarter and another 163 people in the third quarter excluding the effect of the acquisitions. We took charges related to these reductions in force of approximately $2.2 million in the third quarter of fiscal 2003 and $1.2 million in the first quarter of fiscal 2003, approximately $5.7 million in the fourth quarter of fiscal 2002, and approximately $3.2 million throughout fiscal 2001. Additionally, remaining employees were required to take time off during certain periods throughout fiscal 2001-2003. Other initiatives during these three fiscal years included a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

As a result of the rapid and steep decline in revenue during this latest downturn, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $9.4 million in the fourth fiscal quarter of 2002 for the write down of excess inventories. We recorded special charges in cost of sales of $1.9 million in the third fiscal quarter of 2003 related to a settlement with an inventory supplier and spare part write-downs associated with a discontinued product line. At July 31, 2003, approximately 25% and 10% of the net inventory balances are for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively. With the recent introduction of the personal version of Kalos II the Company will be scrutinizing the value of the current Kalos I inventory in light of the upcoming product transition to Kalos II. In particular, the value of the Kalos inventory will depend on factors such as the general economic conditions of the Flash memory IC market, product development schedules for the production versions of the Kalos II and ultimately the success of the Kalos II product in the marketplace. We may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets if this prolonged industry downturn causes further reductions to our current inventory valuations, value of our long-term assets, or changes our current product development plans.

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

Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in price from $0.2 million to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout fiscal 2001 to the present, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled and delayed in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

We have in the past experienced significant delays in the introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and at this time there are a small number of systems in the field undergoing evaluation by customers. Minimal revenue has been recognized from the Octet product family. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2002. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

Competition in the ATE market requires rapid technological enhancements and new products and services.

Our ability to compete in the Automatic Test Equipment or ATE market depends upon our ability to successfully develop and introduce new hardware and software products and enhancements and related software tools with enhanced features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require testers and software products with additional features and higher performance and other capabilities. Therefore, it is necessary for us to enhance the performance and other capabilities of our existing systems and software products and related software tools, or develop new systems and software products and related software tools, to adequately address these requirements. Any success we may have in developing new and enhanced systems and software products and new features to our existing systems and software products will depend upon a variety of factors, including:

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

Over the last several years we have experienced significant fluctuations in our operating results. In the first nine months of fiscal 2003, our net sales increased by 3% from those recorded in the first nine months of fiscal 2002; however, in fiscal 2002, our net sales fell 45.6% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. In fiscal 2002, we generated revenue of $34.6 million in the first quarter and $43.2 million in the fourth quarter an increase of 24.7%. In fiscal 2001, we generated revenue of $136.3 million in the first quarter and $37.0 million in the fourth quarter, a decrease of 72.9%. In fiscal 2000, we generated revenue of $136.3 million in the first quarter and $221.7 million in the fourth quarter, an increase of 62.7%. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001, we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002, we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy adopted in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 19%, 20% and 13% of our net sales in the first nine months of fiscal 2003 and in fiscal years 2002 and 2001, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

Sales of our systems depend in part upon the decision of semiconductor manufacturers to develop and manufacture new semiconductor devices or to increase manufacturing capacity. As a result, sales of our products are subject to a variety of factors we cannot control. The decision to purchase our products generally involves a significant commitment of capital, with the attendant delays frequently associated with significant capital expenditures. For these and other reasons, our systems have lengthy sales cycles during which we may expend substantial funds and management effort to secure a sale, subjecting us to a number of significant risks, including a risk that our competitors may compete for the sale, a further downturn in the economy or other economic factors causing our customers to withdraw or delay their orders or a change in technological requirements of the customer. As a result, our business, financial condition and results of operations would be materially adversely affected by our long and variable sales cycle and the uncertainty associated with expending substantial funds and effort with no guarantee that a sale will be made.

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets, arrangements involving multiple deliverables, consolidation of variable interest entities, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, effective November 1, 1999, we changed our method of accounting for systems revenue based on guidance provided in SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Note 1 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of stock-based compensation.

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

International sales accounted for approximately 62%, 55%, and 61% of our total net sales for the first nine months of fiscal 2003 and fiscal 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding any recurrence of SARS on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	an outbreak of hostilities in markets where we sell our products including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences; and

•	the difficulty in accounts receivable collection.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 42%, 42% and 38% of our total net sales in the first nine months of fiscal 2003 and fiscal years 2002 and 2001, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

Two end-user customers headquartered in Europe accounted for approximately 13% and 11%, respectively, of our net sales in fiscal 2001 and one end-user customer headquartered in Taiwan accounted for 17% of our net sales in fiscal 2000. No single foreign end-user customer accounted for more than 10% of our net sales in fiscal 2002 or in the first nine months of 2003.

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

Some of our customers have received notices from Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We have been notified by customers that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson’s patents, and that if it is determined that the customers infringe Mr. Lemelson’s patents, those customers may intend to seek indemnification from us for damages and other related expenses.

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

We obtain certain components, subassemblies and services necessary for the manufacture of our testers from a limited group of suppliers. We do not maintain long-term supply agreements with most of our vendors and we purchase most of our components and subassemblies through individual purchase orders. The manufacture of certain of our components and subassemblies is an extremely complex process. We also rely on outside vendors to manufacture certain components and subassemblies and to provide certain services. We have experienced and continue to experience significant reliability, quality and timeliness problems with several critical components including certain custom integrated circuits. We cannot be certain that these or other problems will not continue to occur in the future with our suppliers or outside subcontractors. Our reliance on a limited group of suppliers and on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies have delayed and in the future may delay shipments of our systems and new products and could have a material adverse effect on our business. Our continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could also have a material adverse effect on our business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and have and could continue to allow competitors to penetrate our customer accounts. We cannot be certain that our internal manufacturing capacity or that of our suppliers and subcontractors will be sufficient to meet customer requirements.

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

In addition, any similar future events may disrupt our operations or those of our customers and suppliers. Our markets currently include Korea and Israel, which are experiencing political instability. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

	Balance at	Future maturities of investments held at July 31, 2003
	10/31/02	2003	2004	2005	2006	Thereafter
Cash equivalents
Fixed rate	$50,192	$142,193	—	—	—	—
Average rate	2.07%	0.83%	—	—	—	—
Short term investments
Fixed rate	$82,223	$48,925	$98,178	—	—	—
Average rate	4.98%	2.87%	4.60%	—	—	—
Long term investments
Fixed rate	$108,231	—	$13,972	$45,894	$6,991	—
Average rate	4.56%	—	4.00%	4.67%	6.10%	—

Total investment securities	$240,646	$191,118	$112,150	$45,894	$6,991	—
Average rate	4.19%	1.35%	4.53%	4.67%	6.10%	—
Equity instruments	$1,016	$446	—	—	—	—

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

ITEM 4.— CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

PART II.—OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 2.     Changes in Securities and Use of Proceeds

On June 2, 2003, we issued $150,000,000 of 1.5% convertible subordinated notes due May 2008 (the “Notes”) and on June 5, 2003, we issued an additional $30,000,000 of Notes. The Notes were issued for cash consideration to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Net proceeds from the Notes were approximately $174.2 million. The Notes are convertible into our common stock at an initial conversion price of $11.31 per share, subject to certain adjustments in certain events. We expect to use the net proceeds from the Notes for general corporate purposes.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Subsequent events

        In August 2003, we completed the acquisition of certain assets of SZ Japan for approximately $0.9 million. The acquisition will provide a distribution channel to Japanese customers for the our existing products focused primarily on the Japanese automotive test market. The purchase price will be allocated in the fourth quarter of 2003 to tangible assets, primarily cash, accounts receivable, and fixed assets.

Item 6.     Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on page 34.

(b)	Reports on Form 8-K

1) The Company furnished a report on Form 8-K on May 20, 2003 announcing the Company’s preliminary results for its second quarter ended April 30, 2003.

2) The Company filed a report on Form 8-K on May 27, 2003 announcing the Company was offering approximately $150 million aggregate principal amount of convertible subordinated notes through an offering to qualified institutional buyers and to certain non-United States citizens.

3) The Company filed a report on Form 8-K on June 2, 2003 announcing that the Company had completed an offering of $150 million aggregate principal amount of convertible subordinated notes through an offering to qualified institutional buyers and to certain non-United States citizens.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION (Registrant)

September 12, 2003	/s/ JOHN R. DETWILER

Date	John R. Detwiler John R. Detwiler, Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect

4.1(3)	Form of Rights Agreement dated as of June 1, 1998 by and between the Company and Equiserve Trust Company, N.A.

4.2(3)	Form of Certificate of Designation for the Series A Junior Participating Preferred Stock of the Company

4.3(3)	Form of Rights Certificate

4.4(4)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee

4.5	Form of Global Note (included in Exhibit 4.4)

4.6(5)	Registration Rights Agreement, dated as of June 2, 2003, by and between Credence Systems Corporation and Citigroup Global Markets, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000

(2)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 1998

(4)	Incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-3 as filed with the Commission on August 19, 2003

(5)	Incorporated by reference to exhibit 4.5 to the Company’s Registration Statement on Form S-3 as filed with the Commission on August 19, 2003