Form 10-K
period 2003-10-31
CREDENCE SYSTEMS CORP
filed 2004-01-29
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

0-22366

(Commission file number)

CREDENCE SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2878499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1421 California Circle, Milpitas, California	95035
(Address of principal executive office)	(Zip Code)

(408) 635-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 30, 2003 was approximately $436,530,160 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 6, 2004, approximately 63,953,445 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 23, 2004 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this report.

PART I

In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, statements regarding the intended purpose of the ATE production test systems, our intention to keep pace with rapid advances in IC design and test, our intention to continually enhance our existing systems, our intention to continue to build close working relationships with IC manufacturers, EDA software vendors and ATE machine vendors, our anticipation that international business will continue to account for a significant portion of net sales, our belief that order cancellations and shipment delays will continue, our intention to continue to scrutinize our inventory, our continued development of stabilitzation techniques, our intention to focus our research and development efforts on the Octet product line, our intention to continue to invest significant resources in development of new products and enhancements, our anticipation that revenue levels will continue to remain under pressure, our anticipation that significant portion of orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new devise testing requirements, our intention to pursue additional acquisitions, our anticipation that we will not pay any dividends on our common stock, our expectation that gross margins will improve, our anticipation that R&D expenses will remain significant, our expectation that SG&A expenses will be flat to slightly higher, the effect of the adoption of certain accounting policies, the expectation as to the maturity of the Emiscope II product, the ultimate liability for pending claims, our continuing to defer certain revenue, our intent to sublease the Fremont space, and the use of proceeds from our $180 million convertible note offering.

Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities and other factors set forth in “Risk Factors” and elsewhere herein.

Item 1. Business

We design, manufacture, sell and service engineering validation test equipment, emission-based optical diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute software products that provide automation solutions in the IC design and test flow fields. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile, and static and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, emission-based optical diagnostics and failure analysis and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage, and, second, as they are produced in high volume. Our software products enable design and test engineers to develop and troubleshoot production test programs prior to fabrication of the device prototype. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

We were incorporated in California in March 1982 and were reincorporated in Delaware in October 1993. “Credence” or the “Company”, “we”, “us” and “our” refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 1421 California Circle, Milpitas, California, and our telephone number is (408) 635-4300. Our worldwide website address is www.credence.com. On our Investor Relations page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Mr. John R. Detwiler, the Company’s Senior Vice President, Chief Financial Officer and Secretary at the Company’s headquarters at 1421 California Circle, Milpitas, California 95035. “Credence Systems Corporation,” “Credence,” “IMS,” “Fluence,” “SC,” “ValStar,” “Quartet,” “Octet,” “Electra,” “Vanguard,” “Wavebridge,” “MemBIST,” “TDS,” “TDX,” “BOST,” “MemBOST,” “Kalos,” “DUO,” “TMT,” “MVNA,” “Opmaxx,” “DirectTest,” “Virtual Test,” “Optonics,” “Emiscope”, and “SZ” are certain of our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies.

Background

The semiconductor industry’s successful production of increasingly smaller, faster and more sophisticated ICs has made semiconductor devices available for a wide range of applications resulting in semiconductor content growth in almost all appliances ranging from dishwashers to automobiles, cell phones to PDAs and laptops to servers. At the same time, semiconductors have emerged as the building blocks of the communications, internet and telephony infrastructures. IC proliferation, together with a competitively driven reduction in device average selling prices, has forced IC manufacturers to continually drive to reduce manufacturing costs while improving their time to volume production and profit.

The process of designing and manufacturing ICs is complex and capital-intensive, involving stages of design, prototype manufacture, engineering validation test of the prototypes, device manufacture and production test. Each stage in this process has come under pressure as ICs have increased in complexity and speed. At the design stage, advances in electronic design automation, or EDA, software have allowed design engineers to work with IC designs at increasingly higher levels of abstraction, permitting engineers to design significantly more complex ICs in less time. The ability to design more complex and capable circuits, together with advances in manufacturing processes, has resulted in an approximate doubling of chip speed and complexity every two years. However, as ICs have become more complex and as device manufacturers have increasingly sought ways to introduce products to market more rapidly, critical limitations have become increasingly apparent in the IC design-to-production process flow.

Today, IC design and manufacturing is, to a large extent, a serial process that crosses organizational, functional and often geographical boundaries. In general, a design has to be complete before prototypes can be built; prototypes have to be built before they can be tested; and prototypes have to be production-ready before production test software can be debugged and refined. Production test software can take significant time to debug and refine, so the need to wait until a physical part has been produced to perform that process delays an IC’s introduction to the market. Even then, test failures can raise the question of whether the IC itself is flawed, or the test has an error. In addition, an IC’s design may be so sophisticated that some or all of its functionality cannot effectively be tested. Designs that are discovered to be un-testable when produced require another iteration of the

IC process flow. These challenges are further exacerbated within semiconductor manufacturers by traditional organizational boundaries where design responsibilities end at pre-silicon verification and ownership is transferred to test engineering to create suitable test programs to uncover faults that may occur in production and by the increased level of outsourcing which physically separates the design and test functions. Additionally, the process and technology used to develop and debug production test programs has often been inefficient and inadequate.

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

Production testing is a principal element in the cost structure of semiconductors. Purchasers of production testers now examine more carefully the total cost of ownership of ATE comprising of the initial purchase price of the tester, as well as the tester’s reliability, flexibility, size, power and air conditioning requirements, ability to upgrade, maintenance costs and spare parts.

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

These technical, economic and market trends have created a significant need for an integrated design to production test flow that includes Built in Self Test, or BIST, circuitry, photo emission based optical diagnostic tools, specialized engineering validation test products and high performance, cost effective ATE. Additionally, the market is requiring solutions that enable engineers to develop and debug production test software and ATE interface equipment, or fixtures, in parallel with the design and validation of IC prototypes to increase the process parallelism and improve device time to market.

The Credence Solution and Strategy

We provide high performance IC engineering solutions that address the engineering, debug and validation requirements of increasingly complex devices. Our engineering validation test systems test logic devices, mixed-signal devices that combine both analog and digital functionality, and memory devices. Our engineering validation test systems can also be used to test selected functions of highly integrated, system-on-a-chip, or SoC, devices. By keeping pace with the industry’s advances in speed and pin count requirements, our solutions enable customers to reduce the time required for verification, characterization and failure analysis. This generally results in lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today’s increasingly complex ICs. Our validation systems give engineers a more flexible and cost-effective way to verify and characterize prototype ICs and to perform failure analysis. Each validation system integrates the functions of a variety of individual test instruments into a single system consisting of both hardware and software that offers increased verification and characterization performance with significant cost savings. Our engineering validation test technology allows our systems to send and receive data from an IC at the same speeds the circuit will experience in actual use. As a result, design and test engineers can better identify failures, assess areas of concern, run rapid diagnostic sequences to pinpoint the causes of failure and identify changes needed to correct design errors or weaknesses. With our acquisition of Optonics, we now add unique debug and diagnostic capabilities to our engineering solutions to provide advanced silicon debug, characterization and device failure analysis. Incorporating innovative time resolved emission technology for the backside timing measurement of a wide range of devices from complex multi-layer metal devices in flip-chip packages, to more traditional devices with conventional wire bond and tape automated bonding packaging technologies, this technology helps semiconductor manufacturers bring products to market faster with fewer mask re-designs and at a lower cost. Additionally, our engineering solutions accelerate failure analysis problem resolution with integrated test and diagnostic systems and integrated feedback to the major EDA manufacturers. Our solutions provide IC manufacturers shorter design cycles and faster failure resolution, improving profit opportunities and minimizing failure impact.

We have developed proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable us to produce ATE production test systems that are smaller and require less power than those based on ECL technology. These testers are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today’s ATE market. CMOS technology allows the circuits used in our testers to be reduced, or scaled down in size, as IC process technology improves. This scalability feature enables us to develop and manufacture smaller, higher performance circuits for use in our testers at what we believe to be a lower cost, and with a potentially shorter development cycle, than traditional process technologies.

We believe our software solutions enable test engineers to develop, refine and debug production test software early in the IC design and production process, even before a prototype of the IC is produced. By allowing production test programs to be developed and debugged while the IC is being designed and validated, our software can significantly reduce the time required to introduce ICs to market.

Our objective is to be the leading supplier of design through production test solutions. This includes high performance IC engineering validation test systems, compelling silicon debug and diagnostic systems, cost-effective ATE for production testing of ICs used in high volume applications, and software solutions and other innovations to decrease the cycle time from circuit design to high volume manufacturing. Our business strategy incorporates the following key elements:

•	Maintain Technology Competitiveness. We believe that our proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. In addition, we believe the scalability of this technology will allow us to offer new products and enhancements in a potentially shorter time and at a lower cost than many of our competitors that base their products on traditional less-scalable architecture.

•	Provide Innovative Solutions to Test Increasingly Complex Devices. We intend to keep pace with rapid advances in IC circuit design and test by introducing new engineering validation test systems, optical debug and diagnostic systems and related software designed to test higher speed, more complex and higher pin count devices. We intend to continually enhance our existing systems to add valuable features and functions that meet our customers’ evolving needs.

•	Lower Total Cost of Ownership. We seek to provide ATE to our customers at a lower total cost of ownership than many competing products currently available while meeting the performance requirements of our customers. We believe that the system price, reliability, flexibility, size, power and air conditioning requirements, upgradeability and maintenance costs, including spare parts, of our testers enable our customers to more cost effectively test ICs.

•	Provide Integrated Design to Production Test Solutions to Reduce Time-to-Market. We believe that our customers require increasing levels of sophisticated hardware and software tools to integrate the design to production test flow, assist in the utilization of ATE and minimize time-to-market. We currently are focusing our software efforts on internal development and acquisition of companies or businesses that develop such tools. Through previous acquisitions of Fluence Technology, Inc., or Fluence, and Integrated Measurement Systems, Inc., or IMS, we have a large installed base of automatic test program development software and technology in the areas of analog design, optimization and fault analysis technology and Built in Self Test or BIST. We have developed a next generation test program development product, TestDeveloper, that combines the best of the previous TDS and TDX product lines and extends the capability of the application. The acquisition of IMS added Virtual Test Software designed to develop and debug test programs and model the tester and test environment. With our acquisition of Optonics, we offer a unique silicon debug, diagnostic and failure analysis methodology that enables transistor-level failure location. Incorporating leading high-speed opto-electronic IR detection and imaging technology, our Emiscope product line provides critical information to rapidly locate timing problems in new or failing devices. We believe our acquisitions together with our new software product lines that integrate design and test, will enable us to lead the integrated design to test flow.

•	Target Diverse, High-Volume Markets. Our products target the testing of digital logic, analog mixed-signal, SoC, memory and radio frequency devices that are used in a broad range of growing end-user market segments. Our products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware and communications infrastructure.

•	Leverage Relationships with Industry Leaders to Enhance Market Position. We currently intend to continue to build close working relationships with integrated circuit manufacturers, EDA software vendors and ATE machine vendors to enhance our market position. Working closely with integrated circuit manufacturers helps us anticipate their needs and incorporate specific value-added functionality into our products. We believe our relationships with leading EDA software vendors allow us to design and offer products that can access the device models created with EDA software and effectively use this data to perform validation tests and debug and refine production test programs. Our relationships with several leading ATE vendors strengthen our ability to develop ATE machine simulations, and we believe these relationships have led to increased customer acceptance of our TDS and virtual test software products.

•	Worldwide Technical Support and Customer Service. As semiconductor manufacturers expand their operations worldwide, they require that their test suppliers have the capability to provide global support, service and training. To meet this requirement, we utilize a combination of direct sales, service and support personnel and a broad network of independent distributors located in close proximity to major customer sites. We and our distributors currently maintain locations throughout the world to service and support our customers.

Products

We currently offer a wide variety of products that test digital logic, analog, mixed-signal, SoC, static random access memory, or SRAM, non-volatile or Flash memory and radio frequency wireless ICs. Digital logic semiconductors produce discrete on and off logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Analog semiconductors control external functions such as sound, graphics, and motor controls by producing continuous varying voltage or current signals. When these analog functions are combined onto a digital IC, the resulting device is considered a mixed-signal device and as the levels of integration increase, the circuit is termed an SoC device. For memory devices, dynamic random access memory, or DRAM, loses data without power while non-volatile memory, or NVM, semiconductors retain their data when the power is turned off. RF wireless IC’s are the devices that receive, transmit and convert radio frequency signals typically used in cellular telephones and other communications devices.

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

During fiscal 2003, we introduced Verity, an integrated test and debug platform for the engineering and failure analysis area, and the Personal Kalos 2 and Kalos 2, our next generation NVM test systems. Also during fiscal 2003 we acquired the principal assets of SZ Testsystems AG, SZ Testsystems GmbH and SZ Testsysteme Japan Limited, or, collectively, SZ, and Optonics, Inc., or Optonics. The SZ ATE products, which are produced in Amerang, Germany, are focused on the advanced analog, power automotive and communications markets. Optonics, based in Mountain View, California, is a major supplier of integrated solutions for emission-based optical diagnostics and failure analysis.

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

During fiscal 2001 we acquired the principal assets of Rich Rabkin & Associates, Inc., or Rabkin, and IMS. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. Rabkin was integrated into our Mobile Products Group to offer test solutions that we believe increase manufacturing efficiencies and provide faster time to market for our customers. IMS designs, manufactures, markets and services high-performance engineering validation test systems. These systems are used to test, at the prototype stage, complex digital, mixed-signal and memory devices. In addition, IMS develops, markets and supports a line of virtual test software that we believe enables design and test engineers to develop and debug production test software prior to fabricating the prototype of the actual device. During fiscal 2001, we merged our wholly owned subsidiary, Fluence, into IMS. During fiscal 2002, we merged IMS into the Company.

The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds (ps) or nanoseconds (ns), the number and characteristics of the pins and the density, in megabits(Mb), of the device that can be tested:

Product	Series	Models	Market and Basic Features	Typical Devices Tested

Digital	SC	SC312 SC Micro	ATE: 50-100 MHz 64-304 Pins + 350-500 ps accuracy	Microcontrollers, ASSPs, DSPs and FPGAs

	IMS Vanguard	300 500 550	Engineering validation test: Up to 1Gbs +/- 200 ps accuracy 16-512 Pins	Microprocessors, Network Processors, Chipsets, ASICs, Multi-Chip Modules

Mixed-Signal, SOC	Octet	Octet 200 Octet 400 Octet 800	ATE: 1024 digital pins 200-800 Mbs +/- 150 ps accuracy Analog, Video, Audio	Multimedia devices, mass storage, DSPs, ASICs, Datacom and specialty devices, mobile communication devices, complex audio devices

	Quartet	Quartet	ATE: 512 digital pins 200 MHz +/- 175 ps accuracy Analog, Video, Audio	Multimedia devices, mass storage, DSPs, ASICs, Datacom and specialty devices, mobile communication devices, complex audio devices

	ASL	ASL 3000	ATE: Up to 32 analog instruments with expansion for up to 64 pins of digital and DSP instruments.	Personal communications, A/D and D/A converters as well as multi-site test of traditional linear devices

	SZ Falcon		ATE: Up to 32 analog instruments with expansion for up to 64 pins of digital and DSP instruments.	Automotive and mixed signal devices

	SZ Piranha		ATE: Up to 64 pins 50 MHz digital	Automotive and mixed signal devices

	IMS Electra	Electra, Electra MX	Engineering validation test: 16-576 digital pins 200 MHz Digital 2.4GHz Analog	High pin count SoC’s, A/D and D/A converters, PLL’s

	IMS Gemini	Gemini MS	Engineering validation test: 336 digital pins 330 MHz Digital 2.4GHz Analog

Memory	KALOS 1	Kalos, Kalos xw, Kalos (xp), Personal Kalos	ATE: 50/70 MHz Up to 1G fail memory +/- 1ns Accuracy	Flash memories, EEPROM, EPROM, MROM, Microcontrollers and NVM ASICs

Product	Series	Models	Market and Basic Features	Typical Devices Tested

	KALOS 2	Personal Kalos 2 Kalos 2	ATE: 72 independent sites 100/400 MHz Up to 2G fail memory +/-350 ps accuracy	Flash memories, EEPROM, EPROM, MROM, Microcontrollers and NVM ASICs

	IMS Orion	Orion	Engineering validation test: 200MHz 48-80 Pins 1 Gbit fail memory	SRAM, DRAM, Rambus

Mixed Signal Analog Test Products	ASL	ASL 1000	ATE: Up to 19 analog instruments with 32 14MHz digital pins	Analog or Linear IC such as battery power management IC. Traditional linear devices such as op-amps, comparators and regulators

Mixed Signal Radio Frequency (RF) Wireless	ASL	ASL 3000RF	ATE: Up to 8 ports of 6GHz RF with Analog and digital instruments. MVNA technology	Wireless communications IC such as PAs, Low Noise Amplifiers, Mixers and synthesizers. Bluetooth, CDMA, GSM, and 802.11 WLAN compatible devices

Emission Based Optical Probers	Emiscope	EmiScope I	Debug and failure analysis: Backside timing measurement for complex devices during debug and failure analysis	All flip chip devices with multi-level metal

		EmiScope I GP	Debug and failure analysis: Long working distance lens for backside timing analysis of traditional packaged devices	Traditional packaged devices with design rules down to 0.1 micron

		EmiScope II	Debug and failure analysis: 0.25 micron image resolution for leading-edge device backside timing analysis	All devices with design rules down to 65 nanometer

Software	Design to Test	Test Developer	Generates tester specific files from simulation (EDA) files. Verifies timing specification	Tools apply to digital logic circuits

	Design to Test	Virtual Test	Accelerates the development and debug of test programs	Tools apply to digital logic devices

	Design to Test	MS BIST	BIST generation for digital, analog and mixed-signal devices	Tools apply to analog, high-speed digital and mixed-signal devices

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

IMS Vanguard. The IMS Vanguard, our flagship engineering validation test product introduced by IMS in 1999, can send and receive data from ICs under test at up to 1 Gbs and accounted for the majority of logic family sales in 2002 and 2003. The logic engineering validation test system family includes the Vanguard 500, 330 and most recently introduced 550. The IMS Vanguard systems sell for between $0.7 million and $2.3 million depending on configuration.

SoC and Mixed-Signal Products

Octet. Octet is our latest generation, high performance SoC configurable test platform. Introduced in July 2002 and first shipped in October 2002. Octet targets high performance SoC chips used in chipsets, graphics, audio, video, mass storage and wireless baseband markets. Featuring up to 1024 digital pins and a selection of high performance analog instruments, the Octet is a production ready, high performance tester and meets the market requirements for low cost of test. Prices range from $1.0 million to $2.5 million depending on configuration.

Quartet. Quartet is our high performance mixed-signal product series. The Quartet was introduced in 1998 and started shipping in early fiscal 1999. Quartet builds on the Duo series by addressing the needs of device manufacturers serving the consumer mixed-signal, or CMS, marketplace. CMS devices combine the power of digital processors with CD quality audio, broadcast video and wireless communications onto a single, cost-sensitive SoC. The Quartet, the first of the Quartet series, addresses all four of these requirements in an integrated, ready for volume production package. With 200 MHz digital, 20 bit audio and 300 MHz video, Quartet is designed to meet the demands of the most complex SoC devices. With typical system prices between $0.5 million and $1.5 million depending on configuration, the Quartet provides a low cost of test required by the CMS market.

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

SZ Falcon. The SZ Falcon is a high-performance analog and mixed-signal test system that offers unique analog, DSP and digital capabilities for automotive, smart power, and consumer devices. SZ Falcon delivers high throughput with a 200 MHz digital sequencer per channel architecture, and reduces test costs through its high-speed computer/tester interface, and parallel, multi-site, and concurrent test capabilities. The SZ Falcon offers an innovative tester-per-pin technology for analog and digital applications, as well as special automotive pins offering a voltage swing up to a 30 V. The SZ Falcon also features Giglink, a new high-speed serial bus system, and AWT, a new analog wave tool.

SZ Piranha. The SZ Piranha is an analog and mixed-signal test system that provides a cost-effective solution for high volume devices with low and medium pin counts. The SZ Piranha uses the same hardware and software technology as the SZ Falcon in a smaller housing without a test head. With frequencies up to 50 MHz digital and up to 64 pins, the SZ Piranha also features multi-site and parallel test capabilities to lower test costs. The purchase price of the SZ Piranha ranges from $250,000 to $550,000.

IMS Gemini MS. Our mixed-signal engineering validation test systems are used by customers to verify the designs of complex ICs containing both digital and analog functionality. These mixed-signal ICs are used in applications such as cellular phones, internet appliance, set top boxes and cable modems. The IMS Gemini MS is also used to test selected functions of highly-integrated, or SoC, designs. Depending on configuration, the system can send and receive data ICs under test at up to 330 MHz. The IMS Gemini MS sells for between $0.7 million and $1.5 million depending on configuration.

IMS Electra. The Electra system can send and receive data from ICs under test at up to 200 MHz. Our Electra series includes the Electra, which can test mixed-signal ICs with up to 224 pins, and the Electra MX, which can test mixed-signal ICs with up to 576 pins. Our Electra series systems sell for between $0.3 million and $2.1 million.

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

Kalos 2. Personal Kalos 2 and Kalos 2 were introduced in fiscal year 2003 and represent the next generation non-volatile memory testers. With industry leading speed and innovative tester on a chip (ToC) architecture, the Kalos 2 products provide the highest level of parallel test capabilities. Coupled with minimal footprint and complete engineering to production test coverage, and Kalos 2 delivers the lowest overall cost of test for NVM devices.

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

Emission based optical probers

EmiScope-I. An industry-leading solution for backside timing measurement of flip-chip packaged and complex multi-metal layer devices, the EmiScope-I provides interactive tools to perform transistor level timing measurements in the engineering, debug and failure analysis environments. Using innovative time-resolved emission technology, the system enables semiconductor manufacturers to bring products to market faster, at a lower cost, and accelerate failure analysis problem resolution. Prices range from $1,000,000 to $1,500,000.

EmiScope-I-GP. The EmiScope-I-GP extends time-resolved emission capability to devices packaged with wire bond and tape automated bonding technologies. Featuring a long working distance objective to accommodate the needs of traditional packaging, the system enables probing in a variety of load board and package configurations. Prices range from $1,000,000 to $1,400,000.

EmiScope-II. A next-generation system for transistor-level backside analysis of complex IC designs with both flip-chip and wire bond packaging technologies. Featuring a new Solid Immersioin Lens (SIL), EmiScope-II provides an industry-leading sub-0.25 micron image resolution and enhanced data acquisition rate to enable analysis of device performance at the critical node level. The system’s high-speed acquisition and data processing capabilities enable semiconductor manufacturers to quickly perform design debug, failure analysis and characterization, improving time-to-market and lowering device development costs. Prices range from $1,200,000 to $2,000,000.

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

One customer, Spirox Corporation (a distributor in Taiwan), accounted for 19%, 20% and 13% of the Company’s net sales in fiscal 2003, 2002 and 2001, respectively. STMicroelectronics, headquartered in Europe, accounted for 10% of our net sales in fiscal 2003. Intel, headquartered in the USA, accounted for 20% of the Company’s net sales in fiscal 2002. Tom Franz, one of our Directors, is a Corporate Vice President of Intel. STMicroelectronics and Philips Semiconductors, headquartered in Europe accounted for approximately 13% and 11%, respectively, of our net sales in fiscal 2001.

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

For information on our geographic data and major customers, see Note 4 to the Consolidated Financial Statements included elsewhere herein. Our international sales are primarily denominated in United States dollars. We anticipate that our international business will continue to account for a significant portion of net sales in the foreseeable future. See “Risk Factors—Our international business exposes us to additional risks.”

We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 2003, our order backlog for systems, exclusive of orders for software, spare parts, service and support, was approximately $52.5 million plus an additional $9.4 million of deferred revenue under Staff Accounting Bulletin 101, or SAB 101, as compared with $51.2 and $9.4 million, respectively, as of October 31, 2002. During fiscal years 2001 through 2003, we experienced order cancellations and customer-requested shipment delays in connection with the cyclical downturn in the semiconductor industry. We believe it is probable that order cancellations and customer-requested shipment delays will continue to occur in the future.

Sales, Service and Support

We currently market and sell our products in the United States principally through our direct sales organization, with direct sales employees and representatives in over 14 locations. Outside the United States, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 18 countries. Shipments through distributors represented approximately 28%, 35%, and 44% of net sales during fiscal years 2003, 2002, and 2001, respectively.

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

In fiscal 2003 we purchased Credence Capital Corporation, or CCC. The assets of CCC consist primarily of a portfolio of leases of our equipment and associated lease related liabilities. We presently operate CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to our customers.

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

Research and Development

The engineering validation test, emission-based optical diagnostics, failure analysis and ATE markets are subject to rapid technological change and new product introductions. Our ability to be competitive in this market will depend in significant part upon our ability to successfully develop and introduce new products, enhancements and related software tools on a timely and cost-effective basis. This will enable customers to integrate such products into their operations as they begin volume manufacturing of the next generation of semiconductors.

Historically we have pursued a technology acquisition strategy to complement our internal research and development efforts. This strategy has included the acquisitions of businesses, product lines, instruments and technology. Recent acquisitions include:

•	in May 2000, we acquired TMT, which added lower-end analog and mixed signal testing capability, particularly in the communications segment;

•	in August 2000, we acquired MI, which added radio frequency test technology;

•	in February 2001, we acquired the principal assets of Rabkin, which provides interface solutions and test head positioning devices for the semiconductor test market through patented solutions for high parallel memory testing;

•	in August 2001, we acquired IMS, which designs, manufactures, markets and services high-performance integrated circuit engineering validation test systems. These systems are used to test, at the prototype stage, complex digital, mixed-signal and memory devices;

•	in January 2003, we acquired Optonics, which added emission-based optical diagnostics and failure analysis products.

•	in January 2003, we purchased substantially all of the assets of SZ Testsysteme AG and SZ Testsysteme GmbH. The SZ products are focused on the advanced analog, power automotive, and communications markets for ATE.

Our ASL product lines originally came from the TMT acquisition in fiscal 2000. Since then this product line has evolved to include the ASL3000MS which is a mixed signal version that utilizes technology from Credence. The ASL3000RF product is the technical integration of the original TMT product, the RF instrumentation acquired in the MI acquisition (also acquired in fiscal 2000), and digital and mixed signal technology that was developed by us.

The IMS product group is currently sharing technology development with the Quartet/Octet product family. The ASL product group is currently co-developing technology with the SZ product group. And there are many other examples of technology sharing within the Company. We believe it is essential for our product groups to continue to share developed technology. This allows us to accelerate our development cycles and minimize our investment in research and development.

The CMOS stabilization methods developed by us as well as the methods acquired from Tektronix in the early 1990’s provides a different solution to the tendency of CMOS to experience timing drift as a function of temperature and voltage variation. The first proprietary solution uses a timing phase detection circuit combined with a voltage control mechanism to compensate for thermal, voltage and process drift. The second uses a unique combination of counters and heating circuits to provide stability through thermal means. These methods allow our CMOS-based ICs to achieve the timing repeatability necessary to meet the performance requirements of ATE and to realize the economic and other advantages of CMOS technology over ECL technology. CMOS circuits use less space than those based on ECL as the circuits require less power and can be more closely packed together. In addition to these acquired stabilization methods, we have also developed and continue to develop new and/or improved stabilization techniques for our tester products.

During the past two fiscal years, we developed the Octet family of products, targeted at the high performance, high volume production SoC market. Incorporating greater digital capability and testing at increased data rates, the Octet is our flagship production test product. We presently intend to focus our research and development efforts on the Octet product line to ensure that our products have the ability to efficiently test state-of-the-art customer devices which combine analog, high speed digital logic, and memory on a single IC.

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

Research and development expenses were $73.5 million in fiscal 2003, $85.4 million in fiscal 2002 and $86.4 million in fiscal 2001 (excluding charges for in-process research and development, or IPR&D).

Proprietary Rights

We currently hold 141 United States patents, which expire over time through March 2022. In addition, we currently have 62 foreign patents, which expire over time through April 2021. Two of our United States patents, acquired from ASIX and Tektronix, underlying our proprietary CMOS stabilization methods expire in February 2007 and December 2007, respectively. From time to time we grant licenses under our patents and technology and receive licenses under patents and technology of others.

In 1993, we granted a cross license to Tektronix with respect to patents obtained in the acquisition of the STS Division of Textronix, and certain other intellectual property rights, the Tektronix Rights, including a patent covering one of our proprietary CMOS stabilization technologies, that were assigned to us by Tektronix in 1993. Tektronix has a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to the Tektronix Rights. Tektronix may not grant rights under the Tektronix Rights to make, use, sell or otherwise distribute ATE for testing ICs to any entity other than a Tektronix joint venture affiliate and to a successor-in-interest to Tektronix. Tektronix may not grant or assign such rights to any other party that is a Credence competitor. In addition, Tektronix may not knowingly sell components incorporating the Tektronix Rights to any other party. We and Tektronix have granted to each other a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully-paid, sublicensable and transferable license to all improvements, enhancements, modifications or derivative works created before August 1996, or the Improvements, of intellectual property that was licensed or assigned pursuant to a Technology Agreement dated December 31, 1990, as amended on August 12, 1993, including the Tektronix Rights, to make, use and sell ATE for testing ICs. Tektronix’s license to the improvements is subject to the same restrictions as its license to the Tektronix Rights.

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

Manufacturing and Suppliers

Our manufacturing objective is to produce engineering validation test systems and ATE that conform to our customers’ requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom ICs. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configuration specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers and we are in the process of qualifying a second source for some of those components. There can be no assurance that such alternative source will be qualified or available. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See “Risk Factors—There are limitations on our ability to find the supplies and services necessary to run our business.”

Competition

The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from some of our customers. Our competitors in the digital semiconductor testing market include:

•	Advantest Corp.;

•	Agilent Technologies, Inc.;

•	Yokagawa.;

•	LTX Corp.;

•	NPTest Holding Corporation; and

•	Teradyne, Inc.

In the mixed-signal and analog semiconductor testing market our competitors include:

•	Advantest Corp.;

•	Agilent Technologies, Inc.;

•	Eagle Test Systems, Inc.;

•	LTX, Corp.;

•	Yokagawa.;

•	NPTest Holding Corporation; and

•	Teradyne, Inc.

In the non-volatile memory testing market our competitors include:

•	Advantest, Corp.;

•	Agilent, Inc.; and

•	Nextest, Inc.

In the RF wireless device testing market our competitors include:

•	Advantest, Corp.;

•	Agilent, Inc.;

•	Eagle Test Systems, Inc.;

•	LTX, Corp.;

•	Rohde and Schwarz GmbH and Co. KG.;

•	Roos Instruments, Inc.; and

•	Teradyne, Inc.

In the emission based optical prober market our principle competitors include:

•	NPTest Holding Corporation

The principal competitors in the software design to test market are:

•	Simutest, Inc.;

•	Test Insight Ltd.; and

•	in-house applications developed by companies in the semiconductor industry.

The competitors in the BIST market place include:

•	LogicVision, Inc.

In addition to the competitors listed above, we face competition from various start-up companies in our markets. The principal elements of competition in our markets and the basis upon which our customers select engineering validation testers and ATE include throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership. We believe that we compete favorably with respect to these factors. See “Risk Factors—The ATE industry is intensely competitive which can adversely affect our ability to maintain our current net sales and revenue growth.”

Employees

As of October 31, 2003, we had a total of 1,042 direct employees and 33 temporary or contract employees. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our employees is represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

RISK FACTORS

Our operating results have fluctuated significantly which has and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	labor and materials supply constraints;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities and of Severe Acute Respiratory Syndrome, or SARS, especially in Asia;

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	manufacturing inefficiencies;

•	long-term pricing concessions by us and our competitors and pricing by our suppliers;

•	hardware and software product sales mix;

•	inventory write-downs;

•	manufacturing volumes;

•	new product introductions;

•	product reliability;

•	absorption levels and the rate of capacity utilization;

•	customization and reconfiguration of systems;

•	the possible sale of inventory previously written-off;

•	international and domestic sales mix and field service margins; and

•	facility relocations and closures.

New and enhanced products typically have lower gross margins in the early stages of commercial introduction and production. Although we have recorded and continue to record inventory write-offs, product warranty costs, and deferred revenue, we cannot be certain that our estimates will be adequate.

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

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. There is uncertainty as to if and when the next cyclical growth phase will occur. The downturn has contributed to weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. We anticipate revenue levels to continue to remain under pressure throughout fiscal 2004 due to the prolonged cyclical downturn and uncertainty over the start of the next cyclical growth phase. Revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 225 people. In fiscal 2003, we reduced our worldwide workforce by approximately 70 people in the first quarter and another 163 people in the third quarter excluding the effect of the acquisitions for a total of 20% over the 2003 fiscal year. We took charges related to these reductions in force of approximately $2.2 million in the third quarter of fiscal 2003 and $1.2 million in the first quarter of fiscal 2003, approximately $5.7 million in the fourth quarter of fiscal 2002, and approximately $3.2 million throughout fiscal 2001. Additionally, remaining employees were required to take time off during certain periods throughout fiscal 2001-2003. Other initiatives during these three fiscal years included a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

As a result of the rapid and steep decline in revenue during this latest downturn, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $9.4 million in the fourth fiscal quarter of 2002 for the write-off of excess inventories. We recorded special charges in cost of goods sold of $1.9 million in the third fiscal quarter of 2003 related to a settlement with an inventory supplier and spare part write-offs associated with a discontinued product line. At October 31, 2003, approximately 17% and 8% of the net inventory balances are for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively. With the recent introduction of the Kalos II the Company will continue to scrutinize the value of the current Kalos I inventory in light of the upcoming product transition to Kalos II. In particular, the value of the Kalos inventory will depend on factors such as the general economic conditions of the Flash memory IC market, product development schedules for the production versions of the Kalos II and ultimately the success of the Kalos II product in the marketplace. We may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets if this prolonged industry downturn causes further reductions to our current inventory valuations, value of our long-term assets, or changes our current product development plans.

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

We have a limited backlog and obtain most of our net sales from products that typically range in price from $0.2 million to $2 million and we generally ship products generating most of our net sales near the end of each quarter, which can result in fluctuations of quarterly results.

Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in selling price from $0.2 million to $2.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout the recent fiscal years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled and delayed in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue has been recognized from the Octet product family through October 31, 2003. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We have introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

There are limitations on our ability to find the supplies and services necessary to run our business.

We obtain certain components, subassemblies and services necessary for the manufacture of our testers from a limited group of suppliers. We do not maintain long-term supply agreements with most of our vendors and we purchase most of our components and subassemblies through individual purchase orders. The manufacture of certain of our components and subassemblies is an extremely complex process. We also rely on outside vendors to manufacture certain components and subassemblies and to provide certain services. We have experienced and continue to experience significant reliability, quality and timeliness problems with several critical components including certain custom ICs. We cannot be certain that these or other problems will not continue to occur in the future with our suppliers or outside subcontractors. Our reliance on a limited group of suppliers and on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies have delayed and in the future may delay shipments of our systems and new products and could have a material adverse effect on our business. Our continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could also have a material adverse effect on our business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and have and could continue to allow competitors to penetrate our customer accounts. We cannot be certain that our internal manufacturing capacity or that of our suppliers and subcontractors will be sufficient to meet customer requirements.

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

•	product selection;

•	timely and efficient completion of product design;

•	implementation of manufacturing and assembly processes;

•	successful coding and debugging of software;

•	product performance;

•	reliability in the field;

•	effective worldwide sales and marketing; and

•	labor and supply constraints.

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. In addition, weakness in IC demand may cause integrated device manufacturers, or IDMs, to curtail or discontinue the outsourcing of testing to test houses, relying instead on in-house testing. Because less of our market share is from the IDMs, this trend may reduce the demand for our products. Any decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

The fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources.

Over the last several years we have experienced significant fluctuations in our operating results. In fiscal 2003, our net sales increased by 11% from those recorded in fiscal 2002; however, in fiscal 2002, our net sales fell 45.6% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001, we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002 and 2003, we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy adopted in accordance with SAB 101, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

We face substantial competition from ATE manufacturers throughout the world. We do not currently compete in the production testing of high-end microprocessors or DRAMs. Moreover, a substantial portion of our net sales is derived from sales of mixed-signal testers. As noted in the Competition section of Item 1 above, we face in some cases six and in other cases seven competitors in our primary market segments of digital, mixed signal, and RF wireless ATE. We believe that the ATE industry in total has not been profitable for the last three years, indicating a very competitive marketplace. Several of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

Moreover, our business, financial condition or results of operations will continue to be materially adversely affected by continuing competitive pressure and continued intense price-based competition. We have experienced and continue to experience significant price competition in the sale of our products. In addition, pricing pressures typically have become more intense during cyclical downturns when competitors seek to maintain or increase market share, at the end of a product’s life cycle and as competitors introduce more technologically advanced products. We believe that, to be competitive, we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide. We cannot be certain that we will be able to compete successfully in the future.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 19%, 20% and 13% of our net sales in fiscal years 2003, 2002 and 2001, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets, arrangements involving multiple deliverables, consolidation of variable interest entities, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, effective November 1, 1999, we changed our method of accounting for systems revenue based on guidance provided in SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Notes 1 and 7 to the Consolidated Financial Statements for a discussion of stock-based compensation.

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

International sales accounted for approximately 64%, 55%, and 61% of our total net sales for fiscal 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding any recurrence of SARS on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	an outbreak of hostilities in markets where we sell our products including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences;

•	the possibility of difficulty in accounts receivable collection;

•	greater difficulty in maintaining U.S. accounting standards; and

•	greater difficulty in protecting intellectual property rights.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 38%, 42% and 38% of our total net sales in fiscal years 2003, 2002 and 2001, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

One end-user customer headquartered in Europe accounted for 10% of our net sales in fiscal 2003. No single foreign end-user customer accounted for more than 10% of our net sales in fiscal 2002. Two end-user customers headquartered in Europe accounted for approximately 13% and 11%, respectively, of our net sales in fiscal 2001.

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

The terrorist attacks in September 2001 in the United States and ensuing events and the resulting decline in consumer confidence has had a material adverse effect on the economy. If consumer confidence does not fully recover, our revenues and profitability will continue to be adversely impacted in fiscal 2004 and beyond.

In addition, any similar future events may disrupt our operations or those of our customers and suppliers. Our markets currently include Taiwan, Korea and Israel, which are experiencing political instability. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has revised and continues to revise its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance and financial reporting costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

Item 2. Properties

With the expiration of the lease for our corporate headquarters in Fremont, California occurring in early 2004, and the dramatic decline in commercial real estate prices in the Bay region of Northern California, we pursued the purchase of a new headquarters facility. In August 2002, we acquired two buildings to be used for office space and manufacturing in Milpitas, California for approximately $21.8 million. We have invested an additional $10.6 million in these facilities for structural improvements as well as tenant improvements. The Milpitas buildings and structural and tenant improvements will start depreciating in February 2004. This headquarters facility comprises 180,000 square feet on approximately 14 acres of land. In January 2004, we completed the relocation of our corporate headquarters to this facility. These owned facilities now contain corporate administration, sales, marketing, applications, local customer support, and research & development and manufacturing for our mobile products group.

Until December 2003, we maintained our corporate headquarters in Fremont, California. These leased facilities, comprised of four buildings totaling 166,600 square feet, contained corporate administration, sales, marketing, applications, local customer support, and research & development and manufacturing for our mobile products group. The lease for three of the four buildings expired around December 2003. The lease on the fourth building, consisting of 27,000 square feet, expires in June 2005. We are attempting to sublease this building.

Our SoC products group, as well as additional administration, marketing, applications, engineering and customer support functions, are located in a 180,000 square foot facility, comprised of two buildings in Hillsboro, Oregon, which is owned by the Company. This property is on approximately twenty-nine acres of land and was purchased during fiscal 2000. In addition, the Company owns approximately eighteen acres of land less than a mile from the Hillsboro facility.

As part of the purchase of Optonics, we have leased office and production facilities with approximately 13,600 square feet in Mountain View, California, which lease expires in September 2005. As part of the purchase of SZ, we acquired leases for office and production facilities totaling 61,000 square feet in Amerang, Germany that expire in December 2005. We maintain various remote sales and service offices in the United States including approximately 18,000 square feet in Austin, Texas and 26,000 square feet in Colorado Springs, Colorado. We also lease various smaller facilities worldwide for our sales offices.

Item 3. Legal Proceedings

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders

None.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our executive officers and key employees and their ages and positions as of December 31, 2003, are as follows:

Name	Age	Position
Executive Officers
Dr. Graham J. Siddall	57	Chairman of the Board and Chief Executive Officer
David A. Ranhoff	48	President and Chief Operating Officer
John R. Detwiler	44	Senior Vice President, Chief Financial Officer, and Secretary
Fred Hall	54	Senior Vice President, Human Resources

Key Employees
Carlos Lazalde	46	Senior Vice President, Mobile Products Group
Gary Smith	57	Senior Vice President, SoC Products Group
Bart Freedman	46	Senior Vice President, Worldwide Field Operations
Glyn Davies	41	Vice President, Corporate Marketing
Byron Milstead	47	Vice President and General Counsel
William Steele	56	Vice President, Information Technology
Brian Sereda	43	Vice President Finance and Corporate Controller
Walter Karstad	57	Vice President, Customer Services Division
Earl Biddlecome	46	Vice President, Supply Line Management
John McCoy	53	Vice President, Corporate Quality and Reliability

Dr. Graham J. Siddall has served as the Chairman of the Board and Chief Executive Officer since August 2001 and prior to that was our President, Chief Executive Officer and a Director from July 1999 to August 2001. His current term as a Director ends in 2005. Dr. Siddall joined us from KLA-Tencor where he had been Executive Vice President of the Wafer Inspection Group from May 1997 to May 1999. From December 1995 until May 1997, he served as Executive Vice President and chief operating officer of Tencor Instruments, Inc. Previously, Dr. Siddall served as Senior Vice President for the Tencor Wafer Inspection Division from November 1994 to December 1995. He joined Tencor as a vice president in 1988. Prior to joining Tencor, Dr. Siddall served in a number of key roles at GCA Corporation, Hewlett Packard Laboratories and Rank Taylor Hobson.

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

Gary Smith has served as Senior Vice President of the SoC Products Group or SPG since August 2002. Prior to that Mr. Smith was the Vice President & GM, of the Industrial, Communications and Entertainment Test Division since April 2001. Prior to this position, Mr. Smith was the Vice President of the Low Cost Performance Line since December 1998. Prior to that Mr. Smith was Marketing Director for the ValStar and SC Series products from February 1996 to December 1998. Prior to joining us, from September 1985 to February 1996 Mr. Smith has held various senior management positions in sales, marketing, and operations at Schlumberger Technologies, Inc.

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

Glyn Davies has served as Vice President, Corporate Marketing since October 2000. Prior to joining us, Mr. Davies held various roles through a ten-year career at KLA-Tencor, most recently serving as the Senior Director of Business Development in the Yield Management Software Division. Prior to joining KLA-Tencor, Mr. Davies held various marketing and applications engineering positions including marketing manger at Optical Specialties, Inc. and product manager at Cambridge Instruments. Mr. Davies has over 16 years of experience in the semiconductor equipment industry.

Byron Milstead has served as Vice President and General Counsel since November 2000. Prior to that Mr. Milstead was a partner with the Portland Oregon law firm of Ater Wynne LLP. Prior to joining Ater Wynne LLP in 1996, Mr. Milstead was an associate and partner in the Portland Oregon office of Bogle & Gates PLLC. Mr. Milstead has practiced law since 1982.

William Steele has served as Vice President, Information Technology since December 2003. Prior to joining us, Mr. Steele held various positions of increasing responsibility with Network Computing Devices over a ten-year period, most recently Director of Operations, Information Technology and Controller from 2001 to 2003. Prior to joining Network Computing Devices, Mr. Steele held positions with InterChip Solutions, Inc., Forest Grove Industries, Inc., Tektronix, Inc., Miniscribe Corp., NBI Inc. and Hewlett Packard Company.

Brian Sereda has served as Vice President, Finance & Corporate Controller since April 2002. From 2001 to 2002, Mr. Sereda was Treasurer for Handspring, Inc. From 1999 to 2001, Mr. Sereda served as Treasurer for Sygen plc. From 1993 through 1998, Mr. Sereda worked for Lam Research Corporation and held various positions of increasing responsibility including Assistant Treasurer.

Walter Karstad has served as the Vice President of the Customer Services Division since February 2002. Prior to joining us, Mr. Karstad was the Vice President of the Customer Service Division at Integrated Measurement Systems, Inc. from March 2001. Prior to this position, Mr. Karstad was the Customer Service Operations Manager at Electro Scientific Industries, Inc. from November 1999. From December 1975 to September 1999, Mr. Karstad held various customer service positions of increasing responsibility at Tektronix, Inc.

Earl Biddlecome has served as Vice President of Supply Line Management since joining us in June 2001. Prior to joining us, Mr. Biddlecome was the North America Manufacturing Operations Manager of the Business Computer Organization with Hewlett Packard from July 1998. From June 1987 to July 1998 Mr. Biddlecome was General Manager of World Wide Operations for Unisys, NT Products Group. From July 1985 to June 1987 Mr. Biddlecome was Production Manager for Schlumberger. Prior to this position, he held various manufacturing positions of increasing responsibility at General Electric Corporation.

John McCoy has served as Vice President, Corporate Quality and Reliability since August 2003. Prior to that, Mr. McCoy was our Senior Director of Quality and Reliability. Prior to joining us, Mr. McCoy held positions of Vice President of Worldwide Manufacturing and Senior Director of Manufacturing at Integrated Measurement Systems from 1997 to 2001. Mr. McCoy served as Vice President of Manufacturing, Director of Manufacturing and Director of Quality Assurance at Metheus Corporation from 1983 to 1996. From 1972 to 1983, Mr. McCoy held manufacturing and engineering positions of increasing responsibility with Tektronix Inc., National Semiconductor, and Fairchild Semiconductor.

Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among our executive officers or directors.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low closing stock prices for the last two fiscal years were:

	2003		2002
Quarter Ended	High	Low	High	Low
January 31	$11.80	$7.74	$21.14	$15.18
April 30	8.10	6.44	24.64	14.01
July 31	10.30	7.08	22.09	11.85
October 31	16.59	8.39	14.15	6.30

There were approximately 248 stockholders of record at January 2, 2004. To date, we have not declared or paid any cash dividends on its common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended October 31, 2001, 2002 and 2003 and the selected consolidated balance sheet data as of October 31, 2002 and 2003, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical financial information for all periods includes the operations of Integrated Measurement Systems, Inc., which we acquired in August 2001. The transaction was accounted for using the pooling-of-interests method. The selected consolidated statement of operations data for the fiscal years ending prior to October 31, 2001, and the selected consolidated balance sheet data prior to October 31, 2002, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended October 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$182,414	$164,209	$301,718	$757,351	$253,253
Operating income (loss)	(114,278)	(173,194)	(172,942)	225,550	3,361
Income (loss) before taxes	(112,059)	(163,632)	(155,587)	241,277	4,456
Net income (loss) before extraordinary items	(113,065)	(170,859)	(98,682)	152,035	3,126
Net income (loss) before cumulative effect of accounting change (a)	(113,112)	(170,481)	(98,676)	152,035	4,772
Net income (loss)	(113,112)	(170,481)	(98,676)	120,510	4,772
Net income (loss) per basic share	$(1.80)	$(2.81)	$(1.65)	$2.18	$0.10
Net income (loss) per diluted share	$(1.80)	$(2.81)	$(1.65)	$2.00	$0.10
Consolidated Balance Sheet Data:
Working capital	$367,881	$234,050	$323,946	$426,515	$188,954
Total assets	698,493	582,249	757,419	983,437	428,799
Long-term debt	181,058	—	—	—	96,610
Retained earnings	(184,840)	(71,728)	98,752	197,428	76,919
Stockholders’ equity	430,627	519,237	680,940	767,875	243,228

(a)	Effective November 1, 1999, the Company changed its method of accounting for systems revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. The restatement for SAB 101 has been reflected in the above table for fiscal years 2000 and 2001.

Quarterly 2003

	2003 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
	(unaudited)
Net sales	$36,672	$42,501	$45,460	$57,781
Gross margin	12,464	15,410	14,932	22,115
Research and development	19,496	19,753	17,504	16,767
Selling, general and administrative	20,566	22,815	24,341	23,402
Amortization of purchased intangible assets	1,590	2,622	2,622	2,622
In-process research and development	1,510	—	—	—
Restructuring	1,392	—	2,197	—
Operating income (loss)	(32,090)	(29,780)	(31,732)	(20,676)
Income (loss) before taxes	(30,163)	(29,006)	(31,364)	(21,526)
Net income (loss)	(30,164)	(29,130)	(31,711)	(22,107)
Net income (loss) per basic share	$(0.49)	$(0.46)	$(0.50)	$(0.35)
Net income (loss) per diluted share	$(0.49)	$(0.46)	$(0.50)	$(0.35)

Quarterly 2002

	2002 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
	(unaudited)
Net sales	$34,627	$38,675	$47,722	$43,185
Gross margin	13,161	14,880	19,212	4,810
Research and development	20,492	20,038	22,179	22,646
Selling, general and administrative	21,649	22,448	23,544	22,066
Amortization of purchased goodwill and intangible assets	5,146	5,146	5,271	4,147
Restructuring	—	—	—	18,960
Special charges	—	—	—	11,525
Operating income (loss)	(34,126)	(32,752)	(31,782)	(74,534)
Income (loss) before taxes	(30,755)	(30,391)	(29,197)	(73,289)
Net income (loss)	(20,101)	(19,421)	(18,957)	(112,002)
Net income (loss) per basic share	$(0.33)	$(0.32)	$(0.31)	$(1.84)
Net income (loss) per diluted share	$(0.33)	$(0.32)	$(0.31)	$(1.84)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We believe that most of the major ATE industry participants have not been profitable for the last three years, indicating a very competitive marketplace. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003. The test and assembly sector of the semiconductor equipment industry continues to be impacted by a severe downturn that began in fiscal 2001. Although there has been recent sequential improvements in the business environment, there is uncertainty as to the strength and length of the next cyclical growth phase. Until such time as we return to a period of sustainable growth and due to continued low visibility, we maintain a cautious outlook for future orders and sales levels.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, leased equipment residual values, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this Annual Report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition:

Under SAB 101, we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Our revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with FAS No. 13, “Accounting for Leases” which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 101 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and 2003, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

When we are able to separate multiple deliverables from one another we recognize revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases, our orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the line items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with our revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Installation is considered to be inconsequential and perfunctory. The cost of installation can be reliably estimated and is accrued at shipment. In order to comply with Emerging Issues Task Force “Accounting for Revenue Arrangements with Multiple

Deliverables,” (EITF 00-21), beginning in the fourth quarter of fiscal 2003, revenue related to the total value of installations not completed at the end of the period was deferred.

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in our revenue recognition policies based on the sales channel, due to the business practices that we have adopted with our distributor relationships. Because of these business circumstances we do not use “price protection,” “stock rotation” or similar programs with our distributors. We do not typically sell inventory into our distributors for eventual sale to end-users, but rather we sell product to the distributors on the basis of a purchase order received from an end-user. We evaluate any revenue recognition issues with respect to the end customer in light of our revenue recognition policy and in accordance with SAB 101.

We sell stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”. The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. We also have embedded software in our semiconductor manufacturing equipment. We believe this embedded software is incidental to our products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

Allowance for Doubtful Accounts:

Our sales and distribution partners and we perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example because of bankruptcy or deteriorations in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience. See Schedule II of this Form 10-K for an analysis of our historic bad debt expense.

Inventory Valuation and Residual Values Related to Leased Products:

We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written off, we carry that inventory at its reduced value until it is scrapped or otherwise disposed of. At October 31, 2003, approximately 17% and 8% of the net inventory balances were for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively. With the recent introduction of the Kalos II, the Company intends to continue to review the value of the current Kalos I inventory in light of the anticipated product transition to Kalos II. In particular, the value of the Kalos inventory will depend on factors such as the economic condition of the Flash memory IC market, product development schedules for the production versions of the Kalos II and ultimately the success of the Kalos II product in the marketplace.

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue since early in fiscal 2001 and continued uncertainty regarding the timing of the upturn, if any, in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. In the third quarter of fiscal 2003, we recorded special charges to cost of goods sold of $1.3 million due to a legal settlement on cancelled purchase contracts with an inventory vendor and $0.6 million due to spare parts write-offs related to our Valstar product line. We recorded a charge of $9.4 million in the fourth quarter of fiscal 2002, and charges of $45.0 million and $38.0 million in the second and fourth quarters of fiscal 2001, respectively, for the write-offs of excess inventories. We may be required to take additional charges for excess and obsolete inventory if the current industry downturn causes further reductions to our current inventory valuations or our current product development plans change.

Residual values assigned to the Company’s products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically based on technological change and the forecasted business cycle.

Long-Lived Asset Valuation:

Our long-lived assets consist of plant, property and equipment, goodwill and identified intangible assets.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill effective November 1, 2002. In addition, on adoption, we reclassified certain intangibles with a net book value of $0.4 million, consisting of acquired workforce, which is no longer defined as an acquired intangible under SFAS 142 to goodwill. Accordingly, there was no amortization of acquired workforce in acquisition costs recognized during fiscal 2003. In fiscal 2003, goodwill also increased by approximately $2.8 million due to our acquisition of Optonics, Inc. See Note 1 to the Consolidated Financial Statements for further discussion.

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel, a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

As mandated by SFAS No. 142, we completed our first annual goodwill impairment test as of July 31, 2003 and determined that no potential impairment existed as of the end of the third quarter of fiscal 2003. As a result, we recognized no impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting units, including discount rate used and estimated terminal value reflect our best estimates.

We evaluate the carrying value of our long-lived assets, consisting primarily of our facilities, identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We made certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of the acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of two to ten years.

Other intangible assets subject to amortization were as follows (in thousands):

October 31, 2003	Cost	Accumulated Amortization	Net
Purchased technology	$54,906	$(27,001)	$27,905
Customer relations	7,702	(5,708)	1,994
Trademarks	2,053	(1,437)	616
Patents	862	(560)	302
Non-compete agreements	750	(282)	468

Total	$66,273	$(34,988)	$31,285

October 31, 2002	Cost	Accumulated Amortization	Net
Purchased technology	$41,791	$(20,780)	$21,011
Customer relations	6,051	(3,782)	2,269
Trademarks	2,054	(1,027)	1,027
Patents	862	(388)	474
Assembled workforce	2,079	(1,652)	427

Total	$52,837	$(27,629)	$25,208

The change in the other intangible assets between October 31, 2003 and October 31, 2002 was due to additional intangibles associated with the purchase of Optonics, Inc. (see Note 2 to the Consolidated Financial Statements for further discussion), as well as the reclassification of $0.4 million of acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 142, to goodwill.

Amortization expense for the other intangible assets was $9.5 million for fiscal 2003. Estimated annual amortization expense for the other intangible assets will be $8.7 million for the fiscal year ending October 31, 2004, $6.1 million for the fiscal year ending October 31, 2005, $5.1 million for the fiscal year ending October 31, 2006, and $11.4 million cumulatively for the fiscal years ending October 31, 2007 and thereafter.

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

The following table represents the activity in the warranty accrual for the twelve months ended October 31, 2003 (in thousands):

Balance at October 31, 2002	$4,316
Add: Accruals for warranties issued during the period	5,443
Acquired pre-existing warranty obligations	1,030
Less: Warranty spending	(5,288)

Balance at October 31, 2003	$5,501

Deferred Taxes:

When we prepare our consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our net deferred tax asset balance as of October 31, 2003 was subject to a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. See Note 9 to the Consolidated Financial Statements.

Special Charges:

The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan. In connection with restructuring activities, we recorded estimated special charges in our operating expenses for severance and facility consolidations of approximately $1.4 million in the first quarter of fiscal 2003 and $2.2 million in the third quarter of fiscal 2003.

In addition, we recorded special charges to cost of sales of $1.9 million in the third quarter of fiscal 2003 due to a $1.3 million settlement reached with an inventory supplier relating to cancelled purchase orders and $0.6 million for spare part write-offs associated with our Valstar product line. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives and other special charges. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

In August 2001, we completed a merger with IMS. This transaction was accounted for as a pooling of interests and, therefore, the consolidated financial statements as of October 31, 2001 and for the year then ended, were restated as if the merger took place at the beginning of such period.

The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

	Fiscal Years Ended October 31,
	2003	2002	2001
Net sales	100%	100%	100%
Cost of goods sold—on net sales	63	62	48
Cost of goods sold—special charges	1	6	28

Gross margin	36	32	24

Operating expenses:
Research and development	40	52	29
Selling, general and administrative	50	55	34
Amortization of purchased intangible assets	5	12	8
In-process research and development	1	—	—
Special charges	2	19	10

Total operating expenses	98	138	81

Operating income (loss)	(62)%	(106)%	(57)%

Net income (loss)	(62)%	(104)%	(33)%

2003 vs. 2002

Net sales. Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, lease and rental income and software sales. Net sales increased 11%, primarily due to the $21.6 million in net sales derived from the products obtained in our acquisitions of Optonics and SZ, to $182.4 million in fiscal 2003 from $164.2 million in fiscal 2002.

International net sales accounted for approximately 64% and 55% of total net sales in fiscal 2003 and 2002, respectively. Our net sales to the Asia Pacific region accounted for approximately 38% and 42% of total net sales in fiscal 2003 and 2002, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as recurrence the Severe Acute Respiratory Syndrome health risks in the Asian region may affect future orders to this region and the timing of or payment for shipments made to this region.

Our net sales by product line in fiscal 2003 and 2002 consisted of:

	2003	2002
Digital & Mixed-Signal	51%	56%
Memory	17	18
Service	23	22
Emission Based Optical Probers	4	—
Software and other	5	4

Total	100%	100%

Revenues from software were not material to our operations in fiscal 2003 and 2002, representing less than 4% of our net sales in each respective period. Operating lease and rental revenues were 4% and 1% of our net sales in fiscal 2003 and 2002, respectively.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, sell through of previously written off inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin as a percentage of net sales increased to 35.6% in fiscal 2003 from 31.7% in fiscal 2002. The $12.9 million increase in fiscal 2003 gross margins from fiscal 2002 levels primarily reflects the effect of special charges in fiscal 2003 cost of sales related to a $1.3 million legal settlement with an inventory supplier and $0.6 million spare part write-offs in our Valstar product line compared to $9.4 million of write-offs of excess inventories in fiscal 2002. See Note 3 to the Consolidated Financial Statements. The excess inventory write-offs were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor equipment industries that began in fiscal 2001 and continued through fiscal 2003. We expect gross margins to improve for the foreseeable future primarily due to sales of a mix of higher gross margin products and better manufacturing efficiencies resulting from higher business levels.

Research and Development. Research and development, or R&D, expenses as a percentage of net sales were 40.3% and 52.0%, in fiscal 2003 and fiscal 2002, respectively. R&D expenses decreased in absolute dollars to $73.5 million in fiscal 2003 from $85.4 million in fiscal 2002, reflecting restructuring actions affecting R&D taken during the fourth quarter of fiscal 2002 and first and third quarter of fiscal 2003 when compared to 2002. During the fourth quarter of fiscal 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 25 were in R&D. In the first quarter of fiscal 2003 the Company reduced the headcount by a further 70 persons most of which were in SG&A functions and a small number in R&D. In the third quarter of fiscal 2003 the Company reduced the head count by a further 163 persons, of which approximately 77 were in R&D functions. These headcount reductions reduced our 2003 R&D expenses by approximately $3.3 million. In addition, during fiscal 2003 the completion of the evaluation periods for several new products introduced during fiscal 2002 including the Octet and ASL 3000 resulted in less non recurring engineering (“NRE”) expenses associated with the development of those products. These savings were partially offset by the ongoing investment in new products and R&D expenses associated with the products obtained in the acquisitions of Optonics and SZ in early fiscal 2003. The SZ and Optonics acquisitions added a total of approximately 174 employees to the Company, of which about 30 percent perform R&D. The R&D expenses associated with the acquired products represented approximately $4.3 million of the R&D expenses in fiscal 2003. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain significant in absolute dollar terms and as a percentage of net sales in fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses, or “SG&A,” increased to $91.1 million in fiscal 2003 from $89.7 million in fiscal 2002, an increase of 2%. The slightly higher SG&A spending in fiscal 2003 was primarily due to added SG&A expenses of approximately $6.7 million from the Optonics and SZ acquisitions and accelerated depreciation of $1.1 million for leasehold improvements and other fixed assets related to buildings we planned on vacating in the first quarter of fiscal 2004 when we moved to our new headquarters offset by decreases in payroll related expenses resulting from a lower headcount and ongoing operating expense management. During the fourth quarter of fiscal 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 135 were in SG&A functions. In the first quarter of fiscal 2003 the Company reduced the headcount by a further 70 persons most of which were in SG&A functions and a small number in R&D. In the third quarter of fiscal 2003 the Company reduced the head count by a further 163 persons, of which approximately 48 were in SG&A functions. The SZ and Optonics acquisitions added a total of approximately 174 employees to the Company. As a percentage of net sales, SG&A expenses were 49.9% and 54.6% in fiscal 2003 and fiscal 2002, respectively, reflecting the increase in business levels. We expect SG&A expenses for fiscal 2004 to be flat to slightly higher in absolute dollars when compared to those recorded in fiscal 2003.

Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangible expenses decreased to $9.5 million in fiscal 2003 from $19.7 million in fiscal 2002, a decrease of 52%. This decline was primarily the result of adopting SFAS 142 “Goodwill and Other Intangible Assets” as of

November 1, 2002. The adoption of SFAS 142 reduced the annual amortization expense by approximately $9.5 million. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently under certain circumstances) for impairment. Amortization of purchased intangibles increased by approximately $4.1 million on an annual basis beginning in the second quarter of fiscal 2003 due to the acquisition of Optonics in January 2003.

In-process Research and Development and Special Charges. In January 2004, we relocated our corporate headquarters to our owned facilities in Milpitas, California and vacated our previously leased buildings in Fremont, California. The lease for three of the buildings expired around December 31, 2003. We will attempt to sublease the final building, consisting of 27,000 square feet. This lease expires in June 2005. The Company estimates the above actions will result in a restructuring charge during the first quarter of fiscal 2004 of approximately $1 million.

During the third fiscal quarter of 2003, we recorded restructuring charges of approximately $2.2 million as operating expenses related to headcount reductions. The reduction in force included the elimination of approximately 163 positions or 15 percent of the Company’s worldwide employee base. The majority of these positions were in the R&D function.

In the first quarter of fiscal 2003, we recorded a restructure charge of approximately $1.4 million for severance charges, and a lease write-off that was included in operating expenses. These charges were associated with headcount reductions and the completion of the consolidation of our IMS facility in Beaverton, Oregon into our Hillsboro, Oregon site. During the first fiscal quarter of fiscal 2003, we reduced our headcount by approximately 70 persons. The bulk of the affected employees were in SG&A functions and a smaller number were in R&D.

In addition, we also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. See Note 2 to the Consolidated Financial Statements for discussion of the Optonics purchase price allocation. The charge was recorded as an operating expense.

In the fourth quarter of fiscal 2002, we recorded charges of approximately $19.0 million, consisting of $5.7 million, $9.1 million, and $4.2 million for severance charges, asset disposals, and lease write-offs, respectively, which were included in operating expenses. These charges were associated with headcount reductions and facility consolidations we implemented in the fourth fiscal quarter. During the fourth fiscal quarter of 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 65 were in manufacturing, 25 were in R&D and about 135 were in SG&A functions. As part of this reduction we discontinued our next-generation DRAM IMS product and closed the associated IMS facilities in Switzerland and Germany. We exited the IMS facility in Beaverton, Oregon and consolidated these employees into our facility in Hillsboro, Oregon. Approximately $4.1 million of this charge required cash during the quarter, $4.2 million will require cash over the remaining lease terms of which $2.8 million was paid out in cash during fiscal year 2003 and the remaining $10.7 million was non-cash write-offs. See Note 3 to the Consolidated Financial Statements.

We wrote-off notes receivable in the fourth fiscal quarter of 2002 by approximately $6.4 million. These impairment charges were due to the decline in the fair value of the notes receivable and were judged to be other-than-temporary. The write-offs of these individual notes receivable consisted of a $5.0 million promissory note issued by Credence Capital Corporation, or CCC, then owned, controlled and managed by the Garrett Capital Group, an unaffiliated party, and a $1.4 million promissory note from a customer issued in April 2002 as the result of a settlement on outstanding receivables. The timing of these write-offs was largely driven by the continuation of the downtown experienced by the semiconductor equipment industry during 2002. In the case of CCC, formerly a non-affiliated company that provided lease, structured financing and other financing alternatives to our customers, its continued financial weakness ultimately resulted in our decision to pursue control of CCC. This acquisition occurred in February 2003. In the case of the customer’s promissory note, the customer’s principal venture capital investor threatened to initiate bankruptcy proceedings and we wrote-off this note as part of a restructured settlement on existing equipment leases.

In the fourth quarter of fiscal 2002, we recorded a charge totaling $5.1 million associated with the impairment of the goodwill and intangible assets obtained in the acquisition of DCI in January 2001. The charge consisted of $2.1 million for the remaining intangible assets related to customer lists and $3.0 million for remaining goodwill. This impairment was based on the planned sale of the subsidiary to its management team effective November 1, 2002. DCI had been integrated into our memory products line at the height of the last business cycle in January 2001. The economic advantage of maintaining the capabilities of DCI diminished as the operating results deteriorated dramatically with the onset of this current downturn. In addition, it became evident that it was unlikely the memory products business volume would increase to a level where the operational advantages of DCI would be fully realized.

Interest Income. We generated interest income of $5.8 million and $12.3 million in fiscal 2003 and 2002, respectively. The decline in fiscal 2003 was primarily due to lower average interest rates in fiscal 2003 as well as a declining investment balance throughout the fiscal years until June 2003 when we completed our Convertible Subordinated Notes offering. See Note 6 to the Consolidated Financial Statements.

Interest and Other Expenses. Interest and other expenses increased from $2.7 million in fiscal 2002 to $3.6 million in fiscal 2003. The expense in fiscal 2003 is primarily attributable to $1.1 million of interest and $0.5 million of loan origination expenses related to the convertible subordinated notes that we issued in June 2003, $0.9 million of other interest expenses, $1.4 million in net losses on sales of fixed assets, offset by a $0.5 million gain on the sale of a publicly traded equity security held as an available-for-sale investment. In 2002, we incurred a $1.6 million write down of a publicly traded equity security held as an available-for-sale investment due to the decline in the fair value of this investment that was judged to be other-than-temporary.

Income Taxes. We recorded an income tax provision of $1.0 million and $7.2 million for fiscal 2003 and fiscal 2002, respectively. The income tax expense in 2003 consists of foreign tax on earnings and foreign withholding taxes generated from our foreign operations. We expect to record a full valuation allowance on domestic tax benefits until we can reliably forecast future profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations. Our effective tax rate was 0.9% for fiscal 2003 and 4.4% for fiscal 2002. For fiscal 2002 and 2003, the effective tax rate was greater than the expected federal statutory tax benefit rate of 35% primarily due to the establishment of a full valuation allowance against our net deferred tax assets.

2002 vs. 2001

Net sales. Net sales consist of revenues from system sales, upgrades, spare parts sales, maintenance contracts, lease and rental income, and software sales. Net sales decreased 46% to $164.2 million in fiscal 2002 from $301.7 million in fiscal 2001. Our net sales decreased from $136.3 million in the first quarter of fiscal 2001 to $43.2 million in the fourth quarter of fiscal 2002. During fiscal 2002, our net sales remained relatively low due in significant part to the cyclical downturn in the semiconductor industry that is in sharp contrast to the quarterly increases in fiscal 2000.

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

Our net sales by product line in fiscal 2002 and 2001 consisted of:

	2002	2001
Mixed-Signal	51%	61%
Digital	5	4
Memory	18	19
Service and software	26	16

Total	100%	100%

Revenues from software were not material to our operations in fiscal 2002 and 2001, representing less than 4% of our net sales in each respective period.

Gross Margin. Our net gross margin as a percentage of net sales increased to 31.7% in fiscal 2002 from 24.2% in fiscal 2001. The increase in fiscal 2002 over fiscal 2001 is principally due to the $83.0 million write off of excess inventories recorded during fiscal 2001 compared to $9.4 million in fiscal 2002. See Note 3 to the Consolidated Financial Statements. These charges were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in fiscal 2001 and continuing through fiscal 2002. Excluding the effect of the write-offs, the lower gross margins in fiscal 2002 were primarily attributed to lower manufacturing absorption resulting from the lower business levels in 2002 as well as lower average selling prices during fiscal 2002.

Research and Development. Research and development expenses as a percentage of net sales were 52.0% and 28.7%, in fiscal 2002 and fiscal 2001, respectively. R&D expenses decreased in absolute dollars to $85.4 million in fiscal 2002 from $86.4 million in fiscal 2001, reflecting decreased spending in the development of new products, and enhancements of existing product lines.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses decreased to $89.7 million in fiscal 2002 from $104.2 million in fiscal 2001, a decrease of 14%. The lower spending in fiscal 2002 in absolute dollars was primarily due to lower headcount, salary reductions and lower commission expenses. In February 2001 the Company reduced its headcount by approximately 14% or about 200 persons, in May 2001 the Company reduced its headcount by approximately 7% or about 100 persons, and in August 2001 the Company reduced its headcount by approximately 5% or about 75 persons. These reductions were primarily in the manufacturing and SG&A functions. As a percentage of net sales, SG&A expenses were 54.6% in fiscal 2002 compared to 34.5% in fiscal 2001, reflecting the decrease in business levels.

Amortization of Purchased Goodwill and Intangible Assets. Amortization of purchased goodwill and intangible asset expenses decreased to $19.7 million in fiscal 2002 from $23.2 million in fiscal 2001, a decrease of 15%. The decline was primarily attributable to the year-end write-off in fiscal 2001 of the NMS goodwill and intangible assets which resulted in an annual decline of approximately $2.7 million in amortization expenses as well end of life of other intangible assets.

Special Charges. We wrote off notes receivable in the fourth fiscal quarter of 2002 by approximately $6.4 million. These impairment charges were due to the decline in the fair value of these notes receivable and were judged to be other-than-temporary. The write-off of these individual notes receivable consisted of a $5.0 million promissory note issued by Credence Capital Corporation, or CCC, then owned, controlled and managed by the Garrett Capital Group, an unaffiliated party, and a $1.4 million promissory note from a customer issued in April 2002 as the result of a settlement on outstanding receivables. The timing of these write-offs was largely driven by the continuation of the downtown experienced by the semiconductor equipment industry during 2002. In the case of CCC, formerly a non-affiliated company that provided lease, structured financing, and other financing alternatives to our customers, its continued financial weakness ultimately resulted in our decision to pursue control of CCC. This acquisition occurred in February 2003. In the case of the customer’s promissory note, the customer’s principal venture capital investor threatened to initiate bankruptcy proceedings and we wrote-off this note as part of a restructured settlement on existing equipment leases.

In the fourth quarter of fiscal 2002, we recorded a charge totaling $5.1 million associated with the impairment of the goodwill and intangible assets obtained in the acquisition of DCI in January 2001. The charge consisted of $2.1 million for the remaining intangible assets related to customer lists and $3.0 million for remaining goodwill. This impairment was based on the planned sale of the subsidiary to its management team effective November 1, 2002. DCI had been integrated into our memory products line at the height of the last business cycle in January 2001. The economic advantage of maintaining the capabilities of DCI diminished as the operating results deteriorated dramatically with the onset of this current downturn. In addition, it became evident that it was unlikely the memory products business volume would increase to a level where the operational advantages of DCI would be fully realized.

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

Fees and expenses	$9,951
Write-down of tangible and intangible assets	7,501
Lease and liability accruals	1,390
Employee termination benefits	1,272

$20,114

In the fourth quarter of fiscal 2001 we recorded a $6.6 million charge for the impairment of the remaining intangible assets associated with the acquisition of NMS in October 2000. The impairment consisted of $3.0 million in purchased technology, $0.3 million in patents, and $3.2 million in goodwill. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS. The product originally under development at NMS was abandoned and there are no current activities associated with NMS.

Restructuring Charges. In the fourth quarter of fiscal 2002 we recorded charges of approximately $19 million, consisting of $5.7 million, $9.1 million, and $4.2 million for severance charges, asset disposals, and lease write-offs, respectively, which was included in operating expenses. These charges were associated with headcount reductions and facility consolidations we implemented in the fourth quarter of fiscal 2002. During the fourth fiscal quarter of 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 65 were in manufacturing, 25 were in R&D and about 135 were in SG&A. As part of this reduction we discontinued our next-generation DRAM IMS product and closed the associated IMS facilities in Switzerland and Germany. We exited the IMS facility in Beaverton, Oregon and consolidated these employees into our facility in Hillsboro, Oregon. Approximately $4.1 million of this charge required cash during the quarter, $4.2 million will require cash over the remaining lease terms and the remaining $10.7 million were non-cash write-downs. See Note 3 to the Consolidated Financial Statements.

In the second quarter of fiscal 2001, we recorded a charge of approximately $2.0 million for severance payments and asset disposals associated with headcount reductions we implemented in February 2001. These charges were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in 2001. In the third quarter of fiscal 2001 we recorded a further $1.0 million for severance payments and asset disposals associated with headcount reductions we implemented in May and August 2001. In the fourth quarter of fiscal 2001, we recorded an additional $0.2 million for headcount reductions. We reduced headcount by more than 400 people during the fiscal year across all functional areas. Severance payments were distributed during the year and the remaining accruals at October 31, 2001 were not significant.

In the fourth quarter of fiscal 2001, we recorded a $2.3 million charge for the abandonment of the former TMT facility in Sunnyvale, California as these operations were integrated into our Fremont, California facilities. This charge consisted of $1.8 in estimated future rental payments to be paid through February 2005 and $0.5 million for asset and leasehold improvement write-downs.

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

Liquidity and Capital Resources

In fiscal 2003, the net cash outflows from operating activities was $66.3 million. The net cash flows used by operating activities for fiscal 2003 were primarily attributable to a net loss before depreciation and amortization of $73.1 million offset by cash provided through reductions in net working capital.

Investing activities used net cash of approximately $135.3 million in fiscal 2003 resulting primarily from the net purchases of available-for-sale securities of $118.7 million plus approximately $4.6 million for the acquisition of SZ assets, and $14.7 million for the structural and tenant improvements of our new Milpitas headquarters and other property and equipment to support our business.

Financing activities provided net cash flows of $178.7 million in fiscal 2003. The cash in fiscal 2003 was primarily provided by $174.2 million net proceeds from the issuance of Convertible Notes in the third quarter of fiscal 2003 and the $6.8 million issuance of our treasury and common stock relating to our employee equity plans during the year. These cash receipts were offset by the payments of liabilities related to leased products of $1.6 million.

As of October 31, 2003, we had working capital of approximately $367.9 million, including cash and short-term investments of $285.9 million, and accounts receivable and inventories totaling $149.0 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates”.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

In December 2002, we completed the acquisition of certain assets of SZ, located in Amerang, Germany, for approximately $4.6 million in cash. In January 2003, we acquired Optonics, Inc. headquartered in Mountain View, California for approximately $21 million in an all-stock transaction. In February 2003, we acquired certain assets and liabilities of CCC, a non-related leasing company. The assets of CCC consisted primarily of a portfolio of leases of our equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. We operate CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to our customers. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

In August 2003, we acquired certain assets and liabilities of SZ Testsysteme Japan Limited, a distributor of automotive test equipment, for approximately $1.0 million of cash. The acquisition will provide a distribution channel to Japanese customers for our existing products focused primarily on the Japanese automotive test market.

We lease our facilities and equipment under operating leases that expire periodically through 2010 of which approximately $0.2 million have been written-off to special operating charges this fiscal year. The approximate future minimum lease payments at October 31, 2003 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
2004	$3,636	$1,366	$2,270
2005	1795	946	849
2006	546	56	490
2007	151	0	151
2008 to 2010	212	0	212

	$6,340	$2,368	$3,972

The following summarizes the Company’s minimum contractual cash obligations and other commitments at October 31, 2003, and the effect of such obligations in future periods (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$6,340	$3,636	$1,795	$546	$151	$69	$143
Liabilities related to leased products	10,419	9,362	1,057	—	—	—	—
Interest on liabilities related to leased products	404	396	8	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—
Interest on convertible subordinated notes	12,263	2,700	2,700	2,700	2,700	1,463	—
Minimum payable for information technology	16,096	6,784	9,312	—	—	—	—
Open non-cancelable purchase order commitments	42,091	42,091	—	—	—	—	—

Total contractual cash and other obligations	$267,613	$64,969	$14,872	$3,246	$2,851	$181,532	$143

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. In addition to the above lease commitments, at October 31, 2003, we have open and committed purchase orders totaling approximately $42.1 million.

Net transfer of inventory to property and equipment was $3.3 million. Mature product spare parts that are used in the Company’s service business are classified as property and equipment. In addition, the Company capitalizes a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized spare parts and finished goods are sold to third parties the transaction is recorded as a sale of a fixed asset.

As of October 31, 2003, our principal sources of liquidity consisted of approximately $27.3 million of cash and cash equivalents, and short-term investments of $258.6 million. In addition, we had $50.7 million of available-for-sale securities, classified as long-term investments at October 31, 2003.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” or SFAS 141 and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142.

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. We applied the requirements of SFAS 141 to all business combinations initiated after June 30, 2001. Our purchase of Optonics during the quarter ended January 31, 2003, was subject to these requirements.

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, make use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. GAAP and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager.

Assets and liabilities will be allocated to each reporting unit if the asset will be employed in, or the liability relates to, the operation of a reporting unit or the asset or liability will be considered in determining the fair value of the reporting unit. Goodwill should be allocated to the reporting units that are expected to benefit from the synergies of the combination. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

Under SFAS No. 131, we stated in our prior Form 10-K for fiscal 2002 that we operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment or ATE and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002 and 2001. During 2003, the software segment was significantly decreased in size and the remaining software operations were merged with the ATE segment. Currently we operate in just one industry segment, ATE. We also have a single reporting unit, ATE, primarily because all of the components of our ATE segment are subject to similar economic characteristics. In addition, all our products have common production processes, customers, and product life cycles.

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

In the quarter ended April 30, 2003, we completed the first step of the transitional goodwill impairment test and determined that no potential impairment existed as of October 31, 2002. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. We engaged an outside professional appraiser to evaluate goodwill to complete our annual impairment test and as of the end of the third quarter of fiscal 2003, we again determined that no potential impairment exists. To complete the impairment test, we identified our reporting units and determined the carrying value for each of them by assigning asset and liabilities, including existing goodwill and intangible assets, to those reporting units. We then determined the fair value of each reporting unit and compared it to the reporting unit’s carrying value. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, if required, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. As a result of our completed impairment tests, we recognized no impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. We will continue to evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

The following table presents a reconciliation of current and previously reported net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization for the fiscal years 2003, 2002 and 2001 (in thousands, except per share data):

	2003	2002	2001
Net income (loss) as reported	$(113,112)	$(170,481)	$(98,676)
Goodwill amortization	—	9,690	10,400
Acquired workforce amortization	—	820	859

Pro forma net loss	$(113,112)	$(159,971)	$(87,417)

Basic and diluted net loss per share as reported	$(1.80)	$(2.81)	$(1.65)
Goodwill amortization	—	0.16	0.17
Acquired workforce amortization	—	0.01	0.02

Basic and diluted pro forma net loss per share	$(1.80)	$(2.64)	$(1.46)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of “ and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. We have adopted SFAS 144 effective November 1, 2002. In the quarter ended July 31, 2003, in accordance with SFAS No. 144, we accelerated the depreciation remaining for leasehold improvements related to buildings located in Fremont, California that we plan on vacating in the first quarter of fiscal 2004 when we move to our new headquarters in Milpitas, California. The amount of the accelerated depreciation related to these leasehold improvements was approximately $1.7 million and is being recognized over the three fiscal quarters ending January 31, 2004. Accelerated depreciation related to the leasehold improvements is classified in SG&A expense.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this EITF has not had a material impact on our consolidated results of operations and financial condition since we are able to separate multiple deliverables from one another and we recognize revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In order to comply with EITF 00-21, beginning in our fourth quarter of fiscal 2003, revenue of approximately $65,000 was deferred for the value of installation services not completed at the end of the quarter.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, we are required to apply the accounting and disclosure rules set forth in FIN 46 in the first quarter of fiscal 2004. We have determined that the adoption of FIN 46 will not have any impact on our financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Statndards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial condition or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted–average interest rates by year of maturity for our investment portfolio (in thousands, except percent amounts).

		Future maturities of investments held at October 31, 2003
	Balance October 31, 2002	2003	2004	2005	2006	2007	Thereafter
Cash equivalents
Fixed rate	$50,192	$27,318	—	—	—	—	—
Average rate	2.07%	0.46%	—	—	—	—	—
Short term investments
Fixed rate	$82,223	$112,977	$145,601	—	—	—	—
Average rate	4.98%	1.69%	3.91%	—	—	—	—
Long term investments
Fixed rate	$108,231	—	$4,754	$38,500	$6,930	—	—
Average rate	4.56%	—	7.00%	3.36%	6.10%	—	—

Total investment	$240,646	$140,295	$150,355	$38,500	$6,930	—	—
Average rate	4.19%	1.45%	4.01%	3.36%	6.10%	—	—
Equity instruments	$1,016	$498	—	—	—	—	—

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

Our international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The Company does not currently use derivatives, but will continue to assess the need for these instruments in the future.

Item 8. Financial Statements and Supplementary Data

For the years ended October 31, 2003, 2002 and 2001.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Credence Systems Corporation

We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, in 2003, Credence Systems Corporation changed its method of accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

San Jose, California

November 21, 2003

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	October 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$27,318	$50,192
Short-term investments	258,578	82,223
Accounts receivable, net of allowances of $2,444 and $5,388, respectively	65,627	32,426
Inventories	83,356	105,636
Income tax receivable	581	25,178
Prepaid expenses and other current assets	15,400	7,520

Total current assets	450,860	303,175
Long-term investments	50,682	109,247
Property and equipment, net	102,111	112,256
Goodwill	37,531	34,313
Other intangible assets, net of accumulated amortization of $34,988 and $27,629	31,285	25,208
Other assets	26,024	5,765

Total assets	$698,493	$589,964

LIABILITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank loans and notes payable—leased products	$9,350	$—
Accounts payable	23,303	14,870
Other accrued expenses and liabilities	13,698	16,500
Accrued payroll and related liabilities	9,009	13,679
Deferred revenue	9,981	6,321
Income tax payable	7,581	7,715
Accrued warranty	5,501	4,316
Deferred profit	4,556	5,724

Total current liabilities	82,979	69,125
Convertible subordinated notes (1.50%, due 2008, convertible into common stock at conversion price of $11.31 per share)	180,000	—
Notes payable—leased products	1,058	—
Other liabilities	3,829	1,602

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock:
Authorized shares—1,000 ($0.001 par value); no shares issued	—	—
Common stock:
Authorized shares—150,000 ($0.001 par value); Issued shares—64,347 in 2003 and 61,901 in 2002; Outstanding shares—63,805 in 2003 and 60,914 in 2002	64	62
Additional paid-in capital	628,762	608,845
Treasury stock, at cost, 542 shares in 2003 and 987 shares in 2002	(13,195)	(21,186)
Accumulated other comprehensive income	1,522	3,843
Deferred compensation	(1,685)	(598)
Accumulated deficit	(184,841)	(71,729)

Total stockholders’ equity	430,627	519,237

Total liabilities and stockholders’ equity	$698,493	$589,964

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,
	2003	2002	2001
Net sales:
Systems, upgrades, software	$141,209	$127,753	$261,966
Service, spare parts	41,205	36,456	39,752

Total net sales	182,414	164,209	301,718
Cost of goods sold:
Systems, upgrades, and software	89,923	78,681	119,124
Service and spare parts	25,643	24,024	26,665
Special charges	1,927	9,441	83,023

Gross margin	64,921	52,063	72,906
Operating expenses:
Research and development	73,520	85,355	86,448
Selling, general and administrative	91,124	89,707	104,173
Amortization of purchased intangible assets	9,456	19,710	23,155
In-process research and development	1,510	—	—
Special charges	—	11,525	26,744
Restructuring charges	3,589	18,960	5,328

Total operating expenses	179,199	225,257	245,848

Operating loss	(114,278)	(173,194)	(172,942)
Interest income	5,832	12,306	19,340
Interest and other expenses, net	(3,613)	(2,744)	(1,985)

Loss before income tax provision (benefit)	(112,059)	(163,632)	(155,587)
Income tax (benefit)	1,006	7,227	(56,905)

Loss before minority interest	(113,065)	(170,859)	(98,682)
Minority interest (benefit)	47	(378)	(6)

Net loss	$(113,112)	$(170,481)	$(98,676)

Net loss per share
Basic	$(1.80)	$(2.81)	$(1.65)

Diluted	$(1.80)	$(2.81)	$(1.65)

Number of shares used in computing per share amounts
Basic	62,737	60,570	59,818

Diluted	62,737	60,570	59,818

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Deficit)	Deferred Compensation	Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 31, 2000	60,806	$61	$593,691	(1,176)	$(18,560)	$197,428	$(6,842)	$2,097	$767,875

Purchase of common stock	(77)	(1)	(1,080)	(325)	(6,485)	—	—	—	(7,566)
Issuance of common stock under employee equity plans	697	1	9,607	201	1,510	—	—	—	11,118
Income tax benefit-stock plans	—	—	2,230	—	—	—	—	—	2,230
Amortization of deferred compensation	—	—	—	—	—	—	3,202	—	3,202
Issuance of options to employees at below fair market value	—	—	1,035	—	—	—	(1,035)	—	—
Net loss	—	—	—	—	—	(98,676)	—	—	(98,676)
Unrealized gain on securities, net	—	—	—	—	—	—	—	373	373
Currency translation adjustment	—	—	—	—	—	—	—	2,384	2,384
Comprehensive loss	—	—	—	—	—	—	—	—	(95,919)

Balance at October 31, 2001	61,426	61	$605,483	(1,300)	(23,535)	98,752	(4,675)	4,854	680,940

Issuance of common stock under employee equity plans	475	1	5,544	313	2,349	—	—	—	7,894
Amortization of deferred compensation	—	—	(2,182)	—	—	—	4,077	—	1,895
Net loss	—	—	—	—	—	(170,481)	—	—	(170,481)
Unrealized loss on securities, net	—	—	—	—	—	—	—	(1,396)	(1,396)
Currency translation adjustment	—	—	—	—	—	—	—	385	385
Comprehensive loss	—	—	—	—	—	—	—	—	(171,492)

Balance at October 31, 2002	61,901	62	608,845	(987)	(21,186)	(71,729)	(598)	3,843	519,237

Issuance of common stock for acquisition of Optonics	1,900	2	21,066	—	—	—	(1,819)	—	19,249
Issuance of common stock under employee equity plans	573	—	(1,149)	445	7,991	—	—	—	6,842
Amortization of deferred compensation	—	—	—	—	—	—	732	—	732
Net loss	—	—	—	—	—	(113,112)	—	—	(113,112)
Unrealized loss on securities, net	—	—	—	—	—	—	—	(1,315)	(1,315)
Currency translation adjustment	—	—	—	—	—	—	—	(1,006)	(1,006)
Comprehensive loss	—	—	—	—	—	—	—	—	(115,433)

Balance at October 31, 2003	64,347	$64	$628,762	(542)	$(13,195)	$(184,841)	$(1,685)	$1,522	$430,627

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

(in thousands)

	Year Ended October 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(113,112)	$(170,481)	$(98,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,985	50,405	59,276
Non-cash charges	6,891	35,837	99,588
Loss on disposal of property and equipment	5,967	2,723	1,572
Deferred income tax	—	36,424	(8,199)
Realized net loss (gain) from investments	(449)	1,559	(4,487)
Minority interest	22	(397)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,243)	7,405	147,443
Inventories	18,907	(449)	(95,279)
Income tax receivable and payable	24,463	23,568	(21,636)
Prepaid expenses and other current assets	(5,344)	1,982	(36,102)
Accounts payable	8,433	(2,640)	(38,149)
Accrued expenses and other current liabilities	(4,195)	(7,894)	(41,506)
Deferred profit	(2,588)	(5,983)	(32,368)

Net cash used in operating activities	(66,263)	(27,941)	(68,526)

Cash flows from investing activities:
Purchases of available-for-sale securities	(361,462)	(174,147)	(269,426)
Sales and maturities of available-for-sale securities	242,806	240,608	297,091
Acquisition of property and equipment	(14,668)	(33,534)	(37,052)
Acquisition of purchased intangible assets	—	(1,127)	(14,185)
Acquisition of other assets and other	(4,548)	(6,255)	(7,253)
Proceeds from sale of property and equipment and leased equipment	2,592	—	163

Net cash provided by (used in) investing activities	(135,280)	25,545	(30,662)

Cash flows from financing activities:
Issuance of 1 1/2% convertible notes	174,246	—	—
Issuance of common & treasury stock	6,842	7,894	11,118
Repurchase of common & treasury stock	—	—	(7,566)
Payments of liabilities related to leased products	(1,563)	—	—
Other	(856)	385	2,544

Net cash provided by financing activities	178,669	8,279	6,096

Net increase (decrease) in cash and cash equivalents	(22,874)	5,883	(93,092)
Cash and cash equivalents at beginning of the period	50,192	44,309	137,401

Cash and cash equivalents at end of the period	$27,318	$50,192	$44,309

Supplemental disclosures of cash flow information:
Interest paid	$2,036	$47	$863
Income taxes paid (received)	$(24,715)	$(54,387)	$14,336

Noncash investing activities:
Net transfers of inventory to property and equipment	$3,338	$8,591	$2,055
Acquisition of Optonics using Credence common stock	$(21,066)	—	—
Unrealized gain (loss) on securities	$(1,315)	$(1,396)	$373

Noncash financing activities:
Income tax benefit from stock option exercises	—	—	$2,230
Customer lease payments on liabilities guaranteed by Credence	$(5,041)	—	—

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Organization

Credence Systems Corporation (“Credence” or the “Company”) was incorporated under the laws of the State of California in March 1982 to succeed a sole proprietorship and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of integrated test solutions throughout the design, validation and production processes for semiconductors. As a result of acquisitions made in fiscal years 1997 through 2001, Credence is also involved in the design, development, sale and service of software enabling design and test engineering to develop and debug production test software prior to fabricating the prototype as well as the development of customer test programs used by automatic test equipment.

As a result of the acquisition in December 2002 of certain assets and liabilities of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ, the Company complemented its existing mixed-signal and wireless solutions with a division focused primarily on the automotive test market. In January 2003, the Company acquired Optonics, Inc., a division, which extended the Company’s product offerings in engineering validation test, design verification and diagnostics systems. In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, which allows the Company to offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. CCC is operated as a wholly owned subsidiary.

The Company has subsidiaries in Japan engaged in sales, marketing and service of the Company’s products and subsidiaries in Korea, Malaysia, and the Philippines engaged in service of the Company’s products. Also, the Company has a joint venture with Innotech Corporation in Japan engaged in the customization, development and manufacture of product for sale by both companies. The joint venture is 50.1% owned by the Company and is consolidated in the financial statements based on the Company’s controlling interest in, and ability to control the governance of, the joint venture by virtue of the Company’s majority shareholding. For the 2003, 2002, and 2001 fiscal years, unrelated net sales, net losses, assets and liabilities of Innotech were less than 0.5% of the total of the Company’s consolidated net sales, net losses, assets and liabilities. The Company also has European subsidiaries, which principally distribute, service, and support Credence products in Europe and the Middle East.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation.

In August 2001, the Company completed a merger with Integrated Measurement Systems, Inc., or IMS. IMS designed, manufactured, marketed and serviced integrated circuit validation systems and virtual test software. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board 16 (“APB 16”) and therefore, the consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of IMS (see Note 2 for further discussion).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-offs, depreciation and amortization, residual values of leased assets, product maturity and receivable collectibility for purposes of revenue recognition, warranty costs, restructuring costs, deferred taxes and contingencies.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company records its bad debt expenses as selling, general and administrative expenses. When the Company becomes aware that a specific customer is unable to meet its financial obligations to the Company, for example, because of bankruptcy or deteriorations in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of its aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue since early in fiscal 2001 and continuing uncertainty over any turn-around of the semiconductor equipment industry, the Company continues to monitor its inventory levels in light of product development changes and expectations of an eventual market upturn. The Company recorded a charge in the third quarter of fiscal 2003 of $1.3 million due to a legal settlement with an inventory vendor relating to cancelled purchase contracts and $0.6 million due to spare parts write-offs. The Company recorded a charge of $9.4 million in the fourth quarter of fiscal 2002, and charges of $45.0 million and $38.0 million in the second and fourth quarters of fiscal 2001, respectively, for the write-off of excess inventories. The Company may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to its current inventory valuations or changes its current product development plans. The Company evaluates its inventory reserves based on estimates and forecasts with respect to the next cyclical industry upturn. The forecasts used for computing inventory reserves require the Company to estimate its ability to sell current and future products in the next industry upturn and compares those estimates with its current inventory levels. If these forecasts or estimates change, or its product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. Once inventories are written off, the Company carries that inventory at its reduced value until it is scrapped or otherwise disposed of. At October 31, 2003, approximately 17% and 8% of the net inventory balances were for the Company’s older Quartet mixed signal and Kalos non-volatile memory product families, respectively. With the recent introduction of the Kalos II, the Company will continue to scrutinize the value of the current Kalos I inventory in light of the anticipated product transition to Kalos II. In particular, the value of the Kalos inventory will depend on factors such as the economic condition of the Flash memory IC market, product development schedules for the production versions of the Kalos II and ultimately the success of the Kalos II product in the marketplace.

Residual values assigned to the Company’s products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically against technological change and the forecasted business cycle.

Revenue Recognition

Under SAB 101, the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred on a net basis until customer acceptance. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Lease revenue is recorded in accordance with FAS No. 13, Accounting for Leases which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Deferred revenue includes deferred revenue related to maintenance contracts (and other undelivered services). Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because either the customer-specified acceptance criteria has not been met as of the fiscal period end or the product is not classified as mature as of the fiscal period end and has not been accepted by the customer.

The Company is able to separate multiple deliverables from one another and recognizes revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases, the Company’s orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the line items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with the Company’s revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Prior to the adoption of EITF 00-21, installation was considered to be inconsequential and perfunctory and the cost of installation was reliably estimated and accrued at shipment. In order to comply with EITF 00-21, beginning in the fourth quarter of fiscal 2003, revenue related to the fair value of installations not completed at the end of the period was deferred and will be recognized when installation is completed.

Sales in the United States are principally through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. The Company has no significant differences in revenue recognition policies based on the sales channel, due to the business practices adopted with the Company’s distributor relationships. The Company does not use “price protection,” “stock rotation,” or similar programs with its distributors. The Company does not typically sell inventory into its distributors for eventual sale to end-users, but rather sells product to the distributors on the basis of a purchase order received from an end-user. The Company evaluates any revenue recognition issues with respect to the end customer in light of its revenue recognition policy and in accordance with SAB 101 and EITF 00-21.

Stand-alone software license revenues including more than one product, including maintenance and support services, are recognized using Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. For customer license arrangements meeting the policy set forth above, fees allocated to the software license will generally be recognized upon delivery and acceptance, while fees allocated to services based upon vendor-specific objective evidence of fair value are recognized ratably as the services are performed.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of SOP 97-2 since the embedded software is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

Credence’s products are generally subject to warranty and such estimated costs are provided for in costs of goods sold when product revenue is recognized. Installation and other services are not essential to the functionality of the products as these services do not alter the products capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. The cost of installation is recorded in cost of goods sold when the installation revenue is recognized. Net sales consist of revenues from the sale of systems, upgrades, spare parts, maintenance contracts and software.

For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term accounts receivable after their due dates on a timely basis.

Derivative Instruments and Hedging Activities

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company does not currently use derivatives, but will continue to assess the need for these instruments in the future.

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

At October 31, 2003 and 2002, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of cash equivalents, short-term and long-term debt investments represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

	October 31,
	2003	2002
Money market	$19,675	$19,390
Commercial paper	—	11,487
Corporate bonds	—	3,087

Cash equivalents	19,675	33,964
Cash	7,643	16,228

Cash and cash equivalents	$27,318	$50,192

The short-term investments mature in less than one year. All long-term investments have maturities of one to five years. At October 31, 2003 and 2002, these investments are classified as available-for-sale and consist of the following (in thousands):

	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Aggregate Fair Value
	(In thousands)
October 31, 2003
Auction rate preferred	$53,000	—	—	$53,000
Treasury notes and obligations of U.S. government agencies	91,725	46	(47)	91,724
Asset backed securities	13,564	34	(12)	13,586
Auction rate securities	22,550	—	—	22,550
Equity securities	200	298	—	498
Corporate bonds	116,507	392	(136)	116,763
Mortgage backed securities	—	—	—	—
Municipal bonds	11,017	126	(4)	11,139

Short and long term investments	$308,563	$896	$(199)	$309,260

October 31, 2002
Commercial paper and medium term notes	$9,212	$1	$(1)	$9,212
Treasury notes and obligations of U.S. government agencies	66,526	493	(3)	67,016
Asset backed securities	14,333	134	(12)	14,455
Auction rate securities	3,000	—	—	3,000
Equity securities	1,345	—	(329)	1,016
Corporate bonds	72,154	764	(13)	72,905
Mortgage backed securities	4,282	14	—	4,296
Municipal bonds	19,235	335	—	19,570

Short and long term investments	$190,087	$1,741	$(358)	$191,470

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of cash, cash equivalents, short and long-term investments classified by the maturity date listed on the security is as follows (in thousands):

	October 31,
	2003	2002
Due within 1 year	$285,896	$132,415
Due in 1-2 years	32,331	72,570
Due in 2-3 years	13,176	20,452
Due in 3-5 years	5,175	16,225

Cash, cash equivalents, short and long term investments	$336,578	$241,662

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Shipping and handling expenses for purchased inventory items are expensed to cost of goods sold. Inventories consist of the following (in thousands):

	October 31,
	2003	2002
Raw materials	$54,344	$58,941
Work-in-process	14,009	24,777
Finished goods	15,003	21,918

	$83,356	$105,636

The Company makes inventory commitment and purchase decisions based upon sales forecasts. Each year the Company forecasts an annual operating plan and a three-year strategic plan as part of its strategic planning process. The Company also has a 12-month rolling forecast that estimates business levels for the next four quarters. The Company sells capital equipment with relatively longer technological lives than many of the components that are included in the manufacture of its products. Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (approximately four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. This results in the Company entering into a variety of purchase commitments in order to mitigate component supply constraints, capture purchasing efficiencies and obtain supplies of components that are nearing end of life. The Company reviews Excess and Obsolete inventory on an annual basis in light of its three year strategic planning process and then again on a quarterly basis for significant events that might have an impact on inventories. Once the Company has identified excess or obsolete inventory materials, including purchase commitments, it considers alternative future uses for the items in question. In cases where no alternative future uses have been identified, and if the Company concludes that it is probable that the costs associated with the excess or obsolete materials will not be recovered, then an appropriate write-off is recorded. The Company then writes off 100% of the cost of inventory that it specifically identifies.

The Company evaluates its inventory levels and valuations based on estimates and forecasts of the next cyclical industry upturn. These forecasts require the Company to estimate its ability to sell current and future products in the next industry upturn and compare those estimates with its current inventory levels. It is difficult to predict the timing of the next recovery as well as the strength of that recovery. In evaluating the need for inventory write-offs, the Company considers a number of factors including anticipated product life cycles, new

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product introductions, and expected future use of all raw materials, work-in-process, and finished goods on hand as well as purchase order commitments to purchase inventory. If these forecasts or estimates change, or product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. The Company reviews inventory on a cyclical basis rather than a seasonal or annual basis because of the nature of its industry, the relatively long lives of its products and the volatility of the business from quarter to quarter.

Property and Equipment and Other Assets

Machinery and equipment, software, furniture and fixtures and spare parts are stated at cost and are depreciated using the straight-line method over the assets’ estimated useful lives of three to five years. Mature product spare parts that are used in the Company’s service business are classified as property and equipment. In addition, the Company capitalizes a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized spare parts and finished goods are sold to third parties the transaction is recorded as a sale of a fixed asset.

Personal computer equipment is depreciated over two years. Leasehold improvements are depreciated using the straight-line method over the shorter of seven years or the applicable lease term. Tenant improvements in owned facilities are generally depreciated over seven years. Buildings are depreciated using the straight-line method over the assets’ estimated useful lives of thirty years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Property and equipment consist of the following (in thousands):

	October 31,
	2003	2002
Land	$26,509	$26,509
Buildings	31,422	31,422
Machinery and equipment	95,222	96,991
Software	26,712	23,891
Leasehold improvements	26,800	18,261
Furniture and fixtures	10,786	8,912
Spare parts	28,650	28,681

	246,101	234,667
Less accumulated depreciation	(143,990)	(122,411)

Net property and equipment	$102,111	$112,256

Other intangible assets, excluding goodwill, consist of the following (in thousands):

	October 31,
	2003	2002
Purchased technology	$54,906	$48,367
Other intangible assets	11,367	4,470

	66,273	52,837
Less accumulated amortization and provisions	(34,988)	(27,629)

Other intangible assets, net	$31,285	$25,208

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 1, 2002 the Company adopted Statements of Financial Accounting Standards “Goodwill and Other Intangible Assets” No. 142, or SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets are amortized using the straight-line method over the assets’ estimated useful lives of two to ten years.

In the third quarter of fiscal 2003, the Company accelerated the remaining depreciation for leasehold improvements and other fixed assets related to buildings located in Fremont that the Company plans on vacating in the first quarter of fiscal 2004 when the Company moves to its new headquarters in Milpitas. The amount of the accelerated depreciation related to these leasehold improvements and other fixed assets was approximately $1.7 million and is being recognized in SG&A expenses over the three fiscal quarters ending January 31, 2004.

Bank Loans and Notes Payable—Leased Products

In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, a non-related leasing company. The net assets of CCC consisted primarily of a portfolio of leases of Credence equipment and its liabilities included indebtedness associated with the lease portfolio. The associated liabilities at October 31, 2003, include a bank note and other notes payable. The bank note, which has an annual interest rate of prime (approximately 4% at October 31, 2003), was $5.0 million. The Company guaranteed payment of notes from lessee customers to financial institutions that are included in bank loans and notes payable – leased products in the balance sheet. As of October 31, 2003, these guaranteed payment of lessee notes totaled $1.5 million. See the maturity schedule for these obligations in Note 5.

Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consist of the following (in thousands):

	October 31,
	2003	2002
Accrued distributor commissions	2,395	1,204
Accrued restructure	2,601	5,893
Accrued state taxes	4,302	3,605
Other accrued liabilities	4,400	5,798

	$13,698	$16,500

Stock-Based Compensation

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

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees. Stock-based employee compensation expense already included in the reported net loss is a result of amortization of deferred compensation related to acquisitions.

The fair value for the stock options was estimated at the grant date using a Black-Scholes option-pricing model assuming no expected divisions with the following weighted average assumptions for the years ended October 31, 2003, 2002, and 2001.

	2003	2002	2001
Expected life of options (years)	6.35	6.64	6.39
Expected stock volatility	0.77	0.77	0.78
Risk-free interest rate	3.45%	3.55%	4.77%

The grant date weighted average fair value of options granted during the year was $5.95, $10.19 and $12.35 for 2003, 2002 and 2001, respectively.

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuances made in 2003, 2002 and 2001:

	2003	2002	2001
Expected life of options (years)	0.50	0.50	0.50
Expected stock volatility	0.93	0.75	0.85
Risk-free interest rate	1.42%	1.42%	1.75%

The weighted-average fair value of purchase rights granted during the year was $3.86, $4.77 and $7.93 for 2003, 2002 and 2001, respectively.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its Employee Stock Purchase Plan, the Company’s net loss and net loss per share for the years ended October 31, 2003, 2002 and 2001 would have been as follows (in thousands, except per share data):

	2003	2002	2001
Net loss as reported	$(113,112)	$(170,481)	$(98,676)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (0.9%, 4.4% and 37% effective tax rate for FY03, FY02 and FY01, respectively)	725	3,898	1,959
Less: Stock-based employee compensation expense determined under fair value based methods for all awards net of tax effects (0.9%, 4.4% and 37% effective tax rate for FY03, FY02 and FY01, respectively)	24,095	39,099	30,946

Pro forma net loss	$(136,482)	$(205,682)	$(127,663)

Basic loss per share as reported	$(1.80)	$(2.81)	$(1.65)
Basic loss per share pro forma	$(2.18)	$(3.40)	$(2.13)
Diluted loss per share as reported	$(1.80)	$(2.81)	$(1.65)
Diluted loss per share pro forma	$(2.18)	$(3.40)	$(2.13)

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for the fiscal years ended October 31, (in thousands, except per share amounts):

	2003	2002	2001
Numerator:
Numerator for basic and diluted loss per share-net loss	$(113,112)	$(170,481)	$(98,676)

Denominator:
Denominator for basic net loss per share-weighted-average shares outstanding	62,737	60,570	59,818
Effect of dilutive securities-employee stock options	—	—	—
Effect of dilutive securities-convertible notes	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	62,737	60,570	59,818

Basic net loss per share	$(1.80)	$(2.81)	$(1.65)
Diluted net loss per share	$(1.80)	$(2.81)	$(1.65)

During fiscal 2003, the Company excluded options to purchase 13,195,611 shares of common stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted loss per share calculation because they were anti-dilutive. During fiscal 2002, the Company excluded options to purchase 13,518,149 shares of common stock from the diluted income per share computation because the effect was anti-dilutive in the year. During fiscal 2001, the Company excluded options to purchase 11,728,032 shares of common stock from the diluted income per share computation because the effect was anti-dilutive in the year.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” or SFAS 141 and Statement of Financial Accounting Standard No.142, “Goodwill and Other Intangible Assets,” or SFAS 142.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001 which included the Company’s purchase of Optonics. Total goodwill amortization expense, including impairments, was $9.7 million in fiscal 2002 and $10.0 million in fiscal 2001. The Company adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased goodwill amortization for acquisitions made prior to July 1, 2001. However, it is possible that in the future the Company may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, the Company will continue to amortize most purchased intangible assets and to assess those assets for impairment as appropriate.

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, make use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. GAAP and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager.

Assets and liabilities will be allocated to each reporting unit if the asset will be employed in, or the liability relates to, the operation of a reporting unit or the asset or liability will be considered in determining the fair value of the reporting unit. Goodwill should be allocated to the reporting units that are expected to benefit from the synergies of the combination. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

Under SFAS No. 131, the Company stated in the Company’s prior Form 10-K for fiscal 2002 that it operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment or ATE and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002, 2001, and 2000. During 2003, the software segment was significantly decreased in size and the remaining software operations were merged with the ATE segment. Currently the Company operates in just one industry segment, ATE. The Company also has a single reporting unit, ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

In the second fiscal quarter ended April 30, 2003, the Company completed the first step of the transitional goodwill impairment test and determined that no potential impairment existed as of October 31, 2002. The Company then completed its first annual goodwill impairment test as of July 31, 2003 and determined that no impairment existed as of the end of the third quarter of fiscal 2003. As a result, the Company recognized no impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. The Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment or ATE and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002 and 2001, representing less than 4% of net sales. During 2003, the software segment was further decreased in size and the remaining software operations were merged with the ATE segment. Based on these circumstances, the Company had a single reporting unit for purposes of SFAS 142, ATE, at the end of fiscal 2003. To perform the goodwill impairment test, the Company determined it had only one reporting unit

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and determined its carrying value by assigning the assets and liabilities, including existing goodwill and intangible assets, to that reporting unit as of the date of adoption. The Company then determined the fair value of the reporting unit and compared it to the reporting unit’s carrying amount. The implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141. Whenever a Company’s reporting unit’s carrying amounts exceed their fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. Because the Company determined that no impairment existed, this second step was not required in fiscal 2003, the year of adoption, and no impairment loss was recognized.

The following table presents a reconciliation of current and previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization for the fiscal years 2003, 2002, and 2001 (in thousands, except per share data):

	2003	2002	2001
Net loss as reported	$(113,112)	$(170,481)	$(98,676)
Goodwill amortization	—	9,690	10,400
Acquired workforce amortization	—	820	859

Pro forma net loss	$(113,112)	$(159,971)	$(87,417)

Basic and diluted net loss per share as reported	$(1.80)	$(2.81)	$(1.65)
Goodwill amortization	—	0.16	0.17
Acquired workforce amortization	—	0.01	0.02

Basic and diluted pro forma net loss per share	$(1.80)	$(2.64)	$(1.46)

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The Company adopted SFAS 144 effective November 1, 2002. In the quarter ended July 31, 2003, in accordance with SFAS No. 144, the Company accelerated the depreciation remaining for leasehold improvements related to buildings located in Fremont, California that the Company plans on vacating in the first quarter of fiscal 2004 when the Company moves to its new headquarters in Milpitas, California. The amount of the accelerated depreciation related to these leasehold improvements was approximately $1.7 million and is being recognized over the three fiscal quarters ending January 31, 2004. Accelerated depreciation related to the leasehold improvements was classified in SG&A expenses.

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating manufacturing facilities or personnel. SFAS 146 specifies that a

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company’s severance and related costs recorded in the quarter ended July 31, 2003 were recorded in accordance with SFAS 146. In the first quarter of fiscal 2004, the Company expects to accrue lease payments of approximately $1 million related to the Company’s vacated corporate headquarters in Fremont, California in accordance with SFAS 146 (see Note 13).

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this EITF has not had a material impact on the Company’s consolidated results of operations and financial condition. The Company is able to separate multiple deliverables from one another and recognizes revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In order to comply with EITF 00-21, beginning in the fourth quarter of fiscal 2003, revenue of approximately $65,000 was deferred for the value of installation services not completed at the end of the quarter.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company has not entered into any arrangements or made any investments which qualify as a VIE in the period after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, the Company was required to apply the accounting and disclosure rules set forth in FIN 46 in the first quarter of fiscal 2004. The Company has determined that the adoption of FIN 46 will not have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Statndards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Acquisitions

In August 2003, the Company completed the acquisition of certain assets of SZ Testsysteme Japan Limited, a distributor of automotive test equipment, for approximately $1.0 million in cash including acquisition costs. The acquisition will provide a distribution channel to Japanese customers for the Company’s existing products focused primarily on the Japanese automotive test market. The purchase price was allocated in the fourth quarter of 2003 to assets and liabilities, primarily cash, inventory, fixed assets, and accrued liabilities. The Company’s Statement of Operations for the fiscal year ended 2003 includes the operations of SZ Testsysteme Japan Limited from the date of the Company’s purchase of their net assets in August 2003. In December 2002, the Company completed the acquisition of certain assets of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ. The assets of these companies were purchased out of bankruptcy and the Company hired approximately 135 former employees to re-launch the business. The acquisition is designed to complement the Company’s existing mixed-signal and wireless solutions with a new division focused primarily on the automotive test market. The Credence-SZ division operates from a facility located in Amerang, Germany and focuses on the advanced analog, power automotive and communications markets. The purchase price for the assets was approximately $4.6 million in cash and the purchase price was allocated to tangible assets, primarily inventory and fixed assets. The Company’s Statement of Operations for the fiscal year ended October 31, 2003 includes the results of operations of SZ from the date of the Company’s purchase of their net assets in December 2002.

In January 2003, the Company acquired Optonics, Inc., a company that designs and manufactures integrated systems for emission-based optical diagnostics and failure analysis. The addition of Optonics is designed to extend the Company’s product offerings in engineering validation test, design verification and diagnostics systems. The total purchase price of approximately $21.0 million included consideration of approximately 1.9 million common shares of Credence valued at $20.1 million and $0.9M in assumed Optonics stock options that were converted to options to purchase approximately 100,000 shares of Credence common stock. The net tangible asset deficit assumed was approximately $0.5 million. The Company’s Statement of Operations for the fiscal year ended 2003 includes the results of operations of Optonics from the date of acquisition in January 2003.

The total purchase cost of Optonics was as follows (in thousands):

Credence common stock	$20,152
Assumption of Optonics’ stock options	894

Total purchase cost	$21,046

The purchase price allocation was as follows (dollars in thousands):

	Amount	Annual Amortization	Amortization Period (Years)
Purchase Price Allocation:
Tangible net assets (deficit)	$(463)	—	—
Deferred compensation	1,819	606	3
Intangible assets acquired:
Developed technology	12,990	$2,598	5
In-process research and development	1,510	—	—
Non-compete agreements	750	375	2
Customer relationships	1,650	550	3
Goodwill	2,790	—	—

Total purchase price allocation	$21,046	$4,129

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation of the purchased assets was undertaken by a third party valuator to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, and expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $1.5 million of the purchase price being charged to acquired in-process research and development using a discount rate of 35%. The IPR&D acquired from Optonics consists of features and projects related to the Emiscope II, which is the next generation Emiscope with added functionality including solid immersion lens and spray cooling system. The Company estimated that these projects varied in terms of completion from 15% to 50% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The Emiscope II is currently in beta testing at a customer. Optonics will spend approximately $0.4 million on the Emiscope II in the next two quarters after which Emiscope II is expected to become a mature product. The intangible assets, consisting primarily of developed technology, customer relationships, non-compete agreements and goodwill, were assigned a value of $18.2 million and are being amortized, except for goodwill, over their estimated useful lives, ranging from two to five years. In addition, $1.8 million of the purchase price was allocated to deferred compensation, calculated using the Black-Scholes stock option valuation model, and represents the value of unvested options and unvested restricted shares assumed by the Company in the transaction. The deferred compensation is amortized as compensation cost over the weighted average remaining future vesting period of the unvested options (three years). The balance of the deferred compensation is reflected as a contra-equity in the Consolidated Statements of Shareholders’ Equity.

In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, a non-related leasing company. The acquisition allows the Company to directly offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. The Company paid $5.5 million and contemporaneous with the transaction, CCC’s sole shareholder repaid indebtedness to CCC in the approximate amount of $5.2 million resulting in a net cash outflow of $0.3 million. The net assets of CCC consisted primarily of a $15.3 million portfolio of leases of Credence equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. The Company operates CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to Credence customers. The Company’s Statement of Operations for the year ended October 31, 2003 includes the results of operations of CCC from the date of acquisition in February 2003.

Prior to the acquisition, the Company’s business arrangement with CCC included selling products to CCC when there was an end-user customer purchase order in place. In cases where third party financing was to be obtained, Garrett Capital Group, which then owned, controlled, and managed CCC, obtained committed funding for the transaction. CCC was compensated by the Company for its distribution activities with a commission rate similar to other distributors.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Separate results of operations for the year ended October 31, 2001 is as follows (in thousands):

	2001
	Net sales	Net loss
Credence	$250,182	$(88,210)
IMS	51,536	(10,466)

Combined	$301,718	$(98,676)

In January 2001 and February 2001, Credence acquired Dimensions Consulting, Inc., or DCI, and the principal assets of Rich Rabkin & Associates, Inc., or Rabkin, respectively. DCI specializes in providing interface solutions for the semiconductor test and development market through ATE board design and test socket systems. Rabkin specializes in providing interface solutions and test head positioning devices for the semiconductor test market through its patented solution for high parallel memory testing. DCI and Rabkin were integrated into the Memory Products Division to offer test solutions, which the Company believes increase manufacturing efficiencies and provide faster time to market for its customers. These transactions were accounted for as purchases and accordingly, the accompanying financial statements include the results of operations of DCI and Rabkin subsequent to the acquisition dates. The total purchase price of $13.5 million consisted of $13.3 million paid in cash at the closing and the cancellation of $0.2 million in existing receivables. Credence also created a $1.5 million deferred tax liability through the accounting for the acquisitions. Additionally, the Company agreed to make payments to the employees of DCI and Rabkin based on the attainment of performance criteria for their respective businesses and the business of the Memory Products Division for a period of two years following the acquisition. These payments have been recorded as compensation expense as they have been incurred. The net tangible assets purchased were approximately $0.8 million.

The total purchase cost of the DCI and Rabkin acquisitions were as follows (in thousands):

Cash paid	$13,286
Deferred tax liability	1,491
Cancelled receivable	214

Total purchase cost	$14,991

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is as follows (dollars in thousands):

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

In the fourth quarter of fiscal 2002, the Company recorded a charge totaling $5.1 million associated with the acquisition of DCI in January 2001. See Note 3—Special Charges and Restructuring for further discussion.

In the fourth fiscal quarter of 2001 the Company recorded an impairment charge of approximately $6.6 million for the write-down of the remaining NMS goodwill and intangible assets. The impairment consisted of $3.0 million in purchased technology, $0.3 million in patents, and $3.2 million in goodwill purchased in fiscal 2000. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS. The product originally under development at NMS was abandoned and there are no current activities associated with NMS. See Note 3—Special Charges and Restructuring for further discussion.

In conjunction with the acquisition of IMS in August 2001, Fluence was merged with IMS. The integration of Fluence with IMS resulted in the write-down of $2.3 million of the goodwill and purchased technology intangible assets of Opmaxx. This impairment was based on product decisions for the newly combined operations of Fluence and IMS.

Note 3—Special Charges and Restructuring

Special charges—cost of goods sold

The Company reviews excess and obsolete inventory annually based on information available from the strategic planning process and also on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. See Note 1—Inventories, for further discussion of the Company’s reserve methodology.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes special charges recorded in cost of goods sold by fiscal quarter for the three-year period ended October 31, 2003 (in thousands):

Fiscal 2003—third quarter	$1,927

Fiscal 2003—total	$1,927

Fiscal 2002—fourth quarter	$9,441

Fiscal 2002—total	$9,441

Fiscal 2001—second quarter	$45,020
Fiscal 2001—fourth quarter	38,003

Fiscal 2001—total	$83,023

During the third quarter of fiscal 2003, the Company recorded cost of goods sold - special charges of $1.3 million due to a settlement reached with an inventory supplier relating to cancelled purchase orders and $0.6 million for write-offs of spare parts relating to the Valstar product line.

During the fourth quarter of fiscal 2002, the Company recorded a $9.4 million special charge relating to inventories based on information gathered during the Company’s annual strategic plan regarding the continued negative effect of the semiconductor industry recession. The write-down of inventories affected three categories of exposures:

1. $2.1 million for the RFx product line as management made estimates for the end-of-life of this product.

2. $2.0 million for the SC product line as management made estimates for the end-of-life of this product.

3. $5.3 million related to other product inventory on hand as well as future vendor commitments in excess of estimated future customer demand.

During fiscal 2003, $3.1 million of the inventory that was reserved in fiscal 2002 was scrapped and $6.3 million was on hand as of October 31, 2003.

During fiscal 2001, the Company recorded cost of goods sold-special charges of $83 million.

The first inventory related special charge in fiscal 2001 was recorded during second fiscal quarter for approximately $45 million. The charge was recorded based on information received prior to the Company’s annual strategic planning process, when management determined that the deteriorating market conditions represented a major downturn in the industry necessitating a review of the inventory reserves. The second quarter fiscal 2001 inventory charge was principally made up of three major components:

1. $22.2 million related to the Company’s decision to suspend development of the ValStar product line.

2. $3.9 million for the write-off of excess capacity.

3. $18.9 million for a combination of write-offs and write-downs that the Company believed was prudent as the magnitude of the 2001 technology recession became apparent.

Since the $45 million inventory related special charge was recorded in the second quarter of fiscal 2001, $25.4 million of the excess and obsolete inventory was scrapped, $18.4 million was written off and most of this material has been disposed of, and $1.2 million was donated at October 31, 2003.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The second charge in fiscal 2001 was recorded in the fourth fiscal quarter for approximately $38 million. This charge was calculated as a result of information received during the annual strategic planning process, which indicated that the technology recession continued and the effect of the business cycle downturn impacted the entire technology industry. In addition, the recession appeared to be more severe than those previously experienced by the industry and the Company, and would likely last longer than those experienced in the past. The fourth quarter fiscal 2001 inventory related charge was principally made up of four major components:

1. $9.5 million of mixed signal product inventory on hand in excess of estimated future customer demand.

2. $22 million of memory product inventory on hand in excess of estimated future customer demand.

3. $1.2 million related to SC product inventory on hand in excess of estimated future customer demand.

4. $5.3 million related to other product inventory on hand as well as future vendor commitments in excess of estimated future customer demand.

During fiscal 2002 and fiscal 2003, $13.7 million of this excess and obsolete inventory was scrapped, $1.2 million was written down and disposed of, $0.1 million was donated, and approximately $23.0 million was still on hand as of October 31, 2003.

The schedule below shows the special charges related to inventory in the two-year period ended October 31, 2002. These charges totaled approximately $92.5 million. Of this, approximately $42.3 million was scrapped, $19.6 million was written off and largely disposed of, $1.3 million was donated and the remaining $29.3 million was still on hand as of October 31, 2003.

	Q2 FY01	Q4 FY01	Q4 FY02
Special Charges	$45,020	$38,003	$9,440
FY01 Capacity Write-off	(3,904)
FY01 Scrapping	(24,118)
FY01 ValStar write-off and disposal	(7,868)
FY01 Write-off and largely disposed	(6,410)

10/31/01 Balance	2,720	38,003	—

FY02 Scrapping	(1,326)	(6,205)
FY02 Write-off and largely disposed	(221)	(1,150)
FY02 Donation	(1,173)	(91)

10/31/02 Balance	—	30,557	9,440

FY03 Scrapping		(7,538)	(3,134)

10/31/03 Balance	—	23,019	6,306

During fiscal 2003, the Company sold $1.1 million of previously written off inventories, which represents 0.6% of the net sales in fiscal 2003.

Restructuring charges

In the quarter ended July 31, 2003, the Company recorded restructuring cost of approximately $2.2 million as operating expenses related to headcount reductions across all areas of the Company, with approximately half

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurring in the R&D functions. The reduction in force was part of a continuing effort to reduce expenses and appropriately size the Company for prevailing market conditions. The headcount reductions included the elimination of approximately 163 positions or 15 percent of the Company’s global employee base. Approximately 151 positions in the United States were affected, with the remaining reduction in other locations worldwide.

For the quarter ended January 31, 2003, the Company recorded restructuring charges of approximately $1.4 million as operating expenses related to headcount reductions and facility consolidations, which the Company implemented in the quarter. During this period, the Company reduced headcount by approximately 70 persons. The bulk of the affected employees were in SG&A functions and a smaller number were in R&D. Also, during the quarter, the Company completed its plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining Oregon employees into its Hillsboro, Oregon facility.

The following table illustrates the quarterly restructuring cost activity for the twelve-month period ended October 31, 2003 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Severance	Operating Leases	Total
Balance at October 31, 2002	$(716)	$(5,177)	$(5,893)

Charges	(1,191)	(201)	(1,392)
Cash payments	795	607	1,402

Balance at January 31, 2003	(1,112)	(4,771)	(5,883)
Cash payments	118	656	774

Balance at April 30, 2003	(994)	(4,115)	(5,109)
Charges	(2,197)	—	(2,197)
Cash payments	2,535	1,174	3,709

Balance at July 31, 2003	(656)	(2,941)	(3,597)
Cash payments	423	573	996

Balance at October 31, 2003	$(233)	$(2,368)	$(2,601)

Estimated timing of future payouts:

Fiscal 2004	233	1,366	1,599
Fiscal 2005	—	946	946
Fiscal 2006 and beyond	—	56	56

Total	$233	$2,368	$2,601

The opening balances at October 31, 2002 in the above table are associated with headcount reductions and facility consolidations the Company implemented in the fourth quarter of fiscal 2002.

In the fourth quarter of fiscal 2002, the Company recorded approximately $19.0 million of restructure charges. The restructure charges were associated with headcount reductions and facility consolidations the Company implemented in the fourth fiscal quarter of 2002. During the fourth fiscal quarter, the Company reduced headcount by approximately 225 heads. Of this total about 65 were in manufacturing, 25 were in R&D and about 135 were in SG&A functions. As part of this reduction the Company discontinued its next-generation DRAM IMS product and closed the associated IMS facilities in Switzerland and Germany. The Company also began taking steps to exit the IMS facility in Beaverton, Oregon and consolidate these employees into its facility in Hillsboro, Oregon. Approximately $4.1 million of this charge required cash during the fourth quarter of 2002,

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.2 million will require cash over the remaining lease terms, and the remaining $10.7 million were non-cash write-downs. The restructure charges, shown in the table below, are summarized as follows:

Amount
Restructure charges included in operating expenses in fiscal 2002 (in thousands):
Employee severance charges	$5,694
Asset disposals	9,107
Operating leases written off	4,159

Total restructure charges in fiscal 2002	$18,960

In the fourth quarter of fiscal 2001, the Company recorded a $2.3 million charge for the abandonment of the former TMT facility in Sunnyvale, California as these operations were integrated into its Fremont, California facilities. This charge consisted of $1.8 million in estimated future rental payments less expected subleases to be paid through February 2005 and $0.5 million for equipment, furniture and leasehold improvement disposals.

In the third quarter of fiscal 2001, the Company recorded a further $1.0 million for severance payments and asset disposals associated with headcount reductions the Company implemented in May and August 2001. In the fourth quarter of fiscal 2001 the Company recorded a further $0.2 million for headcount reductions associated with headcount reductions occurring during fiscal 2001. The Company reduced headcount by more than 400 people during the fiscal year across all functional areas. Severance payments were distributed during the year and the remaining accruals at October 31, 2001 were not significant.

In the second quarter of fiscal 2001 the Company recorded a charge of approximately $2.0 million for severance payments and asset disposals associated with headcount reductions the Company implemented in February 2001. These charges were recorded as a result of the Company’s response to a major downturn in the business outlook for the ATE and related semiconductor and semiconductor equipment industries in 2001.

Special charges—operating expenses

Special charges recorded in the fourth quarter of fiscal 2002 were approximately $11.5 million. The Company wrote-off two notes receivable in the fourth fiscal quarter of 2002 of approximately $6.4 million. These impairment charges are due to the decline in the fair value of these notes receivable and were judged to be other-than-temporary. The write-off of these individual private investments consisted of a $5.0 million promissory note issued by CCC, then owned, controlled and managed by the Garrett Capital Group, an unaffiliated party, and a $1.4 million promissory note from a customer issued in April 2002 as the result of a settlement on outstanding receivables. The timing of these write-offs was largely driven by the continuation of the downtown experienced by the semiconductor equipment industry in 2002. In the case of CCC, formerly a non-affiliated company that provided lease, structured financing and other financing alternatives to our customers, its continued financial weakness ultimately resulted in our decision to pursue control of CCC. The acquisition occurred in February 2003. In the case of the customer’s promissory note, the customer’s principal venture capital investor threatened to initiate bankruptcy proceedings and the Company wrote-off this note as part of a restructured settlement on existing equipment leases.

In the fourth quarter of fiscal 2002, the Company recorded a charge totaling $5.1 million associated with the impairment of the goodwill and intangible assets obtained in the acquisition of DCI in January 2001. The charge consisted of $2.1 million for the remaining intangible assets related to customer lists and $3.0 million for remaining goodwill. This impairment was based on the planned sale of the subsidiary to its management team effective November 1, 2002. DCI had been integrated into the Company’s memory products line at the height of the last business cycle in January 2001. The economic advantage of maintaining the capabilities of DCI

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

diminished as the operating results deteriorated dramatically with the onset of this current downturn. In addition, it became evident that it was unlikely the memory products business volume would increase to a level where the operational advantages of DCI would be fully realized. As a result of these facts and circumstances, effective November 1, 2002, the Company sold eighty percent (80%) of the stock of DCI to DCI’s management team for an amount equal to the approximate book value of DCI’s tangible assets and accounts receivable of approximately $0.5 million. The consideration received for the shares of DCI was in the form of a two-year promissory note bearing market-rate interest. The Company’s 20% interest in DCI will be sold to DCI’s management team in November 2004 for a price based on a retained earnings calculation. In addition as part of the transaction, the Company received a $0.1 million prepayment credit toward the future purchase of services (at ordinary market prices) from DCI. In most recent fiscal quarter prior to disposition, DCI had revenue of approximately $0.7 million with a net loss of approximately $0.1 million. This write-down was related to the ATE segment of the Company’s business.

In the second and third quarters of fiscal 2001 the Company recorded charges of approximately $3.2 million related to fees and expenses associated with the acquisition of IMS. A further $16.9 million was recorded in the fourth quarter for the closing of the IMS transaction and the integration of their operations with Credence and Credence’s subsidiary, Fluence. The elements of the IMS acquisition charges are as follows (in millions of dollars):

Credence fees and expenses associated with IMS acquisition	Q3 2001	$1.7
IMS fees and expenses associated with acquisition	Q3 2001	1.5

	Subtotal Q3 2001	3.2

IMS fees and expenses associated with the acquisition	Q4 2001	2.9
Credence fees and expenses associated with the acquisition	Q4 2001	3.8

Total Fees and expenses		9.9

IMS capitalized software write-off	Q4 2001	3.3
IMS service spares and fixed asset write-off	Q4 2001	1.7
Credence (Fluence) goodwill and intangible asset write-downs	Q4 2001	2.5

Write-down of tangible and intangible assets		7.5

Fluence Technology building lease commitment and expenses	Q4 2001	0.4
IMS lease and liability accruals	Q4 2001	1.0

Lease and liability accruals		1.4

Fluence Technology termination benefits	Q4 2001	0.1
IMS termination benefits	Q4 2001	1.2

Employee termination benefits		1.3

	Subtotal Q4 2001	16.9

Total IMS Acquisition Charges		$20.1

In the fourth quarter of fiscal 2001 the Company recorded a $6.6 million charge for the impairment of the remaining unamortized goodwill and intangible assets associated with the acquisition of NMS in October 2000. This impairment was based on significant NMS employee turnover in fiscal 2001 as well as a change in the technological direction of the remaining research and development project that originated in NMS. This write-down related to the ATE segment of the Company’s business. The impairment consisted of $3.0 million in purchased technology, $0.3 million in patents, and $3.2 million in goodwill. The product originally under development at NMS was abandoned and there are no current activities associated with NMS.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of ATE used in the production of semiconductors. The Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment or ATE and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002 and 2001, representing less than 4% of net sales. During 2003, the software segment was further decreased in size and the remaining software operations were merged with the ATE segment. At the end of fiscal 2003, the Company had a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

The Company’s net sales by product line consisted of:

	Year Ended October 31,
	2003	2002	2001
Digital & Mixed Signal	51%	56%	65%
Memory	17	18	19
Service	23	22	13
Emission Based Optical Probers	4	—	—
Software and other	5	4	3

Total net sales	100%	100%	100%

The Company sells its products primarily to distributors and semiconductor manufacturers located in the United States, Asia Pacific and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses historically have been within management’s expectations.

Most of the Company’s products are manufactured in the US. Export sales from the US are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or in the Euro. The SZ product line is manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and the Euro. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended October 31,
	2003	2002	2001
North America	36%	45%	39%
Asia Pacific	38	42	38
Europe & Middle East	26	13	23

Total net sales	100%	100%	100%

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One customer, Spirox Corporation (a distributor in Taiwan), accounted for 19%, 20% and 13% of the Company’s net sales in fiscal 2003, 2002 and 2001, respectively. For the fiscal period ended October 31, 2003, Sprirox Corporation accounted for 25% of gross accounts receivable. One end-user customer headquartered in Europe accounted for 10% of the Company’s net sales in fiscal 2003 and 24% of the Company’s 2003 fiscal year-end gross accounts receivable. One end-user customer headquartered in the USA accounted for 20% of the Company’s net sales in fiscal 2002. Two end-user customers headquartered in Europe accounted for approximately 13% and 11%, respectively, of the Company’s net sales in fiscal 2001.

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

Note 5—Commitments and Contingencies

Our corporate by-laws require that the Company indemnifies its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Credence. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of Credence that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2003.

As is customary in the Company’s industry and as provided for under local law in the U.S. and other jurisdictions, many of standard contracts provide remedies to customers and others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sell and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2010 of which approximately $0.2 million have been written-off to special operating charges during the fiscal year ended 2003. See Note 13 for further discussion.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments for unique components are relatively inflexible in terms of deferral or cancellation. At October 31, 2003, the Company has open and committed purchase orders totaling approximately $42.1 million.

The following summarizes our minimum contractual cash obligations and other commitments at October 31, 2003, and the effect of such obligations in future periods (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$6,340	$3,636	$1,795	$546	$151	$69	$143
Bank loans and notes payable related to leased products	10,419	9,362	1,057	—	—	—	—
Interest on liabilities related to leased products	404	396	8	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—
Interest on convertible subordinated notes	12,263	2,700	2,700	2,700	2,700	1,463	—
Minimum payable for information technology outsourcing including fees for early termination	16,096	6,784	9,312	—	—	—	—
Open non-cancelable purchase order commitments	42,091	42,091	—	—	—	—	—

Total contractual cash and other obligations	$267,613	$64,969	$14,872	$3,246	$2,851	$181,532	$143

Rent expense was approximately $ 3,694,425, $5,265,000 and $6,610,000 for the years ended October 31, 2003, 2002, and 2001, respectively.

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures.

The following table represents the activity in the warranty accrual for the twelve months ended October 31, 2003 (in thousands):

Balance at October 31, 2002	$4,316
Add: Accruals for warranties issued during the period	5,443
Acquired pre-existing warranty obligations	1,030
Less: Warranty spending	(5,288)

Balance at October 31, 2003	$5,501

Note 6—Convertible Subordinated Notes

In June 2003, the Company issued $180 million of 1 1/2% convertible subordinated notes (the “Notes”) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing November 15, 2003. The Notes are convertible into common stock of the Company

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses of $5.8 million associated with the offering were capitalized upon issuance and are included in other current assets and in other long-term assets. Such expenses are being amortized to interest and other expenses over the term of the Notes. The Company expects to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

Note 7—Stockholders’ Equity

Deferred Compensation

The deferred compensation is amortized as compensation cost over the weighted average remaining future vesting period of the unvested options. The balance for the deferred compensation is reflected as a contra-equity in the Consolidated Statements of Shareholders’ Equity.

The Company allocated $1.8 million of the purchase price of Optonics to deferred compensation in January 2003, calculated using the Black-Scholes stock option valuation model, and represents the value of unvested options and unvested restricted shares assumed by the Company in the purchase of Optonics. The amount is being amortized using the straight-line method over an expected vesting period of three years.

The Company recorded $1.0 million of deferred compensation and additional paid-in capital in fiscal 2001 upon the issuance of certain stock options issued to IMS employees by IMS, prior to the Company acquiring IMS, at less than fair market value at the date of grant. On the date of grant, deferred compensation was recorded for the difference between the fair market value and the actual option exercise price. This amount is being amortized using the straight-line method over an expected vesting period of four years.

The Company recorded $8.3 million of deferred compensation and additional paid-in capital upon the assumption of the outstanding TMT options in May 2000. The deferred compensation was being amortized using the straight-line method over an expected life of 2.75 years and was fully amortized in fiscal 2002.

During the periods ended October 31, 2003, 2002, and 2001, the Company recognized compensation expense related to the amortization of IMS deferred compensation of $0.3 million, $0.3 million, and $0.1 million, respectively.

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

In January 2003, the Company acquired Optonics, Inc., issuing approximately 1.9 million shares of Credence common stock in exchange for all the outstanding shares of Optonics. In addition, the Company assumed Optonics stock options which were converted to options to purchase approximately 100,000 shares of Credence common stock at exercise prices ranging from $0.57 to $5.03.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the activity under all plans, as defined below (in thousands, except per share amounts) is as follows:

	Options Available for Grant (Authorized)	Number of Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at October 31, 2000	289	10,214	$0.27-67.99	$20.32
Increase in authorized shares	2,337	—	—	—
Options granted	(4,282)	4,282	$8.61-24.39	$17.14
Options canceled	2,071	(2,071)	$0.27-67.99	$22.51
Options exercised	—	(697)	$0.27-22.22	$10.99
Options expired	(21)	—	—	—

Balance at October 31, 2001	394	11,728	$1.07-67.99	$19.16
Increase in authorized shares	2,618	—	—	—
Options granted	(3,536)	3,536	$7.00-20.32	$14.29
Options canceled	1,271	(1,271)	$1.64-65.75	$26.38
Options exercised	—	(475)	$1.64-22.22	$9.05
Options expired	(89)	—	—	—

Balance at October 31, 2002	658	13,518	$1.07-67.99	$17.56
Increase in authorized shares	2,132	—	—	—
Assumed Optonics options	85	31	$0.57-5.03	$4.17
Options granted	(2,704)	2,704	$0.57-15.85	$8.49
Options canceled	2,469	(2,469)	$0.58-67.99	$18.67
Options exercised	—	(589)	$0.57-16.19	$8.55
Options expired	(286)	—	—	—

Balance at October 31, 2003	2,354	13,195	$0.58-67.99	$15.85

The Company has reserved for issuance approximately 15,549,000 shares of common stock in connection with the stock option plans. See Part III of this Form 10-K for disclosure of equity compensation plans not approved by shareholders.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at October 31, 2003 (in thousands except per share amounts):

Options Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Options Outstanding at Oct. 31, 2003			Options Currently Exercisable Oct. 31, 2003	Weighted Average Exercise Price
$ 0.58-$ 8.07	3,093	8.13	$7.53	1,169	$7.08
$ 8.13-$14.90	2,526	7.12	$11.33	1,546	$10.94
$14.94-$16.19	2,591	7.51	$15.59	1,421	$15.71
$16.59-$20.75	2,864	6.90	$18.54	2,320	$18.53
$21.00-$67.99	2,121	6.50	$30.02	1,809	$29.88

$ 0.58-$67.99	13,195	7.29	$15.85	8,265	$17.49

These options will expire, if not exercised, at specific dates from July 2004 to October 2013.

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base wages to the plan. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. Approximately 444,472, 282,358, and 201,342 shares were issued pursuant to the plan in 2003, 2002 and 2001, respectively. Approximately 30,810 shares were issued pursuant to the final purchase of the IMS Stock Purchase Plan in 2002. At October 31, 2003, approximately 406,263 shares were reserved for issuance under the 1994 Plan.

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

Note 8—Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contributions to this plan have been –0-, $1,074,000 and $1,000,000 in the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

The Company maintains a profit sharing plan for those domestic employees that are not otherwise eligible for incentive-based compensation. Contributions to this plan are subject to the discretion of the Board of Directors. The Company made contributions of –0-, -0- and $824,000 in the fiscal years ended 2003, 2002 and 2001, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9—Income Taxes

The tax provision (benefit) consisted of the following (in thousands):

	Year Ended October 31,
	2003	2002	2001
Federal:
Current	—	$(29,352)	$(48,976)
Deferred	—	29,721	(3,383)

		369	(52,359)
State:
Current	—	—	—
Deferred	—	6,703	(5,160)

	—	6,703	(5,160)
Foreign:
Current	1,006	155	614

Income tax provision (benefit)	$1,006	$7,227	$(56,905)

Pre-tax income (loss) from foreign operations was approximately $4,725,000, $(4,755,000) and $1,665,000 in 2003, 2002 and 2001, respectively.

Reconciliation between the Company’s effective tax rate of 0.9% in 2003, 4.4% in 2002, and (37%) in 2001 and the U.S. statutory rate of 35% is as follows (in thousands):

	Year Ended October 31,
	2003	2002	2001
Tax computed at statutory rate	$(39,221)	$(57,271)	$(54,455)
State income tax (net of federal benefit)	—	6,703	(6,709)
US losses not benefited	39,043	54,995	—
Non-deductible in-process research and development	529	—	—
Non-deductible goodwill amortization	—	4,355	5,223
Research and development credits	(491)	(961)	(1,230)
Other items	1,146	(594)	266

Income tax provision (benefit)	$1,006	$7,227	$(56,905)

The income tax provision in 2003 consists of foreign tax on earnings and foreign withholding taxes generated from our foreign operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	October 31,
	2003	2002
Deferred tax assets:
Accounting for inventories	$35,507	$39,667
Allowance for doubtful accounts	959	1,582
Accruals not currently deductible	4,676	20,894
Net operating loss and credit carryforwards	65,151	8,781
Book over tax depreciation	4,069	3,971
Deferred revenue/profit/commissions	4,789	1,471

Total deferred tax assets	115,151	76,366
Valuation allowance for deferred tax assets	(104,749)	(68,131)

	10,402	8,235
Deferred tax liability:
Intangibles	(10,402)	(8,235)

Net deferred tax assets	$—	$—

At October 31, 2003, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $152.2 million and $1.3 million, respectively, which expire in 2004 through 2023. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carryforwards before full utilization.

Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of its deferred tax assets, the company has provided a valuation allowance equal to its net deferred assets at October 31, 2003 and October 31,2002. The Company had a net increase of $36.6 million in the valuation allowance in fiscal 2003, $66.1 million in the valuation allowance in fiscal 2002 and a net decrease of $0.3 million in fiscal 2001. Approximately $2.5 million of the valuation allowance for deferred tax assets is attributable to stock option deductions, the benefit of which will be credited to equity when realized.

Note 10—Legal Matters

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

Note 11—Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At October 31, 2003 and 2002, the Company had a balance of net unrealized gains of $0.7 million and $2.0 million, respectively,

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on available-for-sale investments. Additionally, at October 31, 2003 and 2002, the Company had a balance of $0.8 million and $1.8 million, respectively, of net foreign currency translation gains.

Accumulated other comprehensive income (loss) and changes thereto consist of (in thousands):

	Year Ended October 31,
	2003	2002	2001
Beginning balance, net of tax	$3,843	$4,854	$2,097
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,315)	(1,396)	373
Currency translation adjustment, net of tax	(1,006)	385	2,384

Ending balance, net of tax of $-0-, $-0-, and $1,102, respectively	$1,522	$3,843	$4,854

Note 12—Related Party Transactions

Bernard V. Vonderschmitt, a director of the Company until his retirement in March 2003, was the founder and the chairman of Xilinx, Inc. and Dr. William G. Howard Jr., a director of the Company, is a director of Xilinx. For the years ended October 31, 2003, 2002, and 2001, the Company sold approximately $465,000, $810,000, and $536,000, respectively, of products and services to Xilinx. For the years ended October 31, 2003, 2002, and 2001, the Company purchased goods and services of approximately $11,000, zero, and zero, respectively, from Xilinx. The Company had no amounts owed from Xilinx at October 31, 2003, 2002 and 2001, respectively.

Thomas Franz, a director of the Company, is a Corporate Vice President of Intel Corporation. For the years ended October 31, 2003, 2002 and 2001, the Company sold approximately $15.1 million, $32.5 million and $18.3 million of products and services to Intel. The amounts receivable from Intel were approximately $3.5 million, $1.8 million and $9.5 million at October 31, 2003, 2002 and 2001, respectively.

Note 13—Subsequent Events (Unaudited)

During August 2002, the Company acquired two buildings to be used for office space and manufacturing in Milpitas, California for approximately $21.8 million. The Company has invested an additional $10.6 million in these facilities for structural improvements as well as tenant improvements. The facility comprises 180,000 square feet on approximately 14 acres of land. In January 2004, the Company relocated its corporate headquarters to this facility and vacated four leased buildings in Fremont, California. The lease for three of the buildings expired around December 31, 2003. The Company will attempt to sublease the fourth building, consisting of 27,000 square feet until June 2005, when the lease on this building expires. The Company estimates the above actions will result in a restructuring charge during the first quarter of fiscal 2004 of approximately $1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors and Officers of the Registrant

The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers and Key Employees” in Part I of this Form 10-K Annual Report. The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and controller. A copy of the Code of Ethics is available without charge upon written request to: Mr. John R. Detwiler, the Company’s Senior Vice President, Chief Financial Officer and Secretary at the Company’s headquarters at 1421 California Circle, Milpitas, California 95035.

Item 11. Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of October 31, 2003 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (5) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon the exercise of those assumed options as of October 31, 2003, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (4)
Equity Compensation Plans Approved by Stockholders (1)(3)	10,482,814	$16.77	2,187,804
Equity Compensation Plans Not Approved by Stockholders (2)	1,305,987	$13.00	166,068

Total	11,788,801	$16.35	2,353,872

(1)	Consists of the 1993 Stock Option Plan (the “1993 Plan”).
(2)	Consists solely of the Supplemental Stock Option Plan. Options under this Plan are not held by any directors or executive officers of the Company.
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
(4)	Consists of shares available for future issuance under the Plans. As of October 31, 2003, an aggregate of 406,263 shares of Common Stock were available for issuance under the 1994 Plan and 2,187,804 shares of Common Stock were available for issuance under the 1993 Plan. However, pursuant to the automatic share increase provisions of the 1994 Plan and the 1993 Plan, the number of shares reserved for each such plan will automatically increase on the first trading day of each fiscal year over the term of the relevant plan by a number of shares equal to one half of one percent (0.5%) and three and a half percent (3.5%), respectively, of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year. In no event, however, may any such annual increase to the share reserve of the 1994 Plan and 1993 Plan exceed 500,000 shares and 3,000,000 shares, respectively, as adjusted from time to time to reflect any subsequent stock dividends or stock splits.
(5)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of October 31, 2003, a total of 1,406,810 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $11.60 per share. No additional options may be granted under those assumed plans.

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

Rule 10b5-1 Stock Selling Plans

The Company has been informed that one of its executive officers, John R. Detwiler, adopted a stock selling plan in September 2003, under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which he intends to sell shares of the Company’s common stock from time to time.

The term of Mr. Detwiler’s plan begins on January 1, 2004 and terminates on December 31, 2004. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 129,600 shares have been sold pursuant to the plan.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of the Annual Report on Form 10-K:

1. Financial Statements. The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedule. The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2003, 2002 and 2001, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page
Schedule II—Valuation and Qualifying Accounts	97

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3. Exhibits. See Exhibit Index on page 98.

(b) Reports on Form 8-K. The Company furnished a Current Report on Form 8-K on August 19, 2003 announcing its earnings for the fiscal quarter ended July 31, 2003.

(c) See Exhibit Index on page 88.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 28, 2004.

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

Signature	Title	Date

/s/ GRAHAM J. SIDDALL Graham J. Siddall	Chairman of the Board of Directors and Chief Executive Officer	January 28, 2004

/s/ JOHN R. DETWILER John R. Detwiler	Senior Vice President, Chief Financial Officer and Secretary	January 28, 2004

/s/ WILLIAM G. HOWARD, JR. William G. Howard, Jr.	Director	January 28, 2004

/s/ HENK J. EVENHUIS Henk J. Evenhuis	Director	January 28, 2004

/s/ BRUCE R. WRIGHT Bruce R. Wright	Director	January 28, 2004

Signature	Title	Date

/s/ RICHARD M. BEYER Richard M. Beyer	Director	January 28, 2004

/s/ JON D. TOMPKINS Jon D. Tompkins	Director	January 28, 2004

/s/ THOMAS R. FRANZ Thomas R. Franz	Director	January 28, 2004

Item 15(a)(2).

Schedule II

CREDENCE SYSTEMS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Write-offs	Balance at End of Year
Year ended October 31, 2003 Allowance for doubtful accounts	$5,388	$192	$3,136	$2,444
Year ended October 31, 2002 Allowance for doubtful accounts	$8,235	$899	$3,746	$5,388
Year ended October 31, 2001 Allowance for doubtful accounts	$7,604	$1,182	$551	$8,235

EXHIBIT INDEX

Exhibit Number

3.1(5)	Amended and Restated Certificate of Incorporation of the Company.

3.2(9)	Amended and Restated Bylaws of the Company, as currently in effect

4.3(3)	Form of Rights Agreement, dated as of June 2, 1998, by and between the Company and Equiserve Trust Company, N.A. (formerly known as BankBoston, N.A.), as Rights Agent.

4.4(3)	Form of Certificate of Designation for the Series A Junior Participating Preferred Stock of the Company.

4.5(3)	Form of Rights Certificate.

4.6(4)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.7(5)	Form of Global Note (included in Exhibit 10.15).

10.1	Form of Indemnification Agreement Between the Company and each of its officers and directors.

10.2(10)	1993 Stock Option Plan, as Amended and Restated through March 19, 2003.

10.3(2)	Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.

10.4(2)	Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.

10.5(2)	Addendum to the Stock Option Agreement (Special Tax Elections).

10.6(2)	Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).

10.7(2)	Addendum to the Stock Option Agreement (Change in Control).

10.8(2)	Addendum to the Stock Option Agreement (Financial Assistance).

10.9(2)	Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.10(2)	Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.11(6)	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

10.12(2)	Form of Stock Purchase Agreement.

10.13(2)	Form of Enrollment/Change Form.

10.14(7)	Supplemental Stock Option Plan, as amended and restated through November 27, 2000.

10.15(11)	Registration Rights Agreement, dated as of June 2, 2003, by and between Credence Systems Corporation and Citigroup Global Markets, Inc.

10.16(4)	Employment Agreement by and between the Company and Graham J. Siddall, dated July 29, 1999.

10.17(5)	Amendment to Graham J. Siddall Employment Agreement.

10.18(8)	Employment Agreement, dated January 15, 2002, by and between the Company and John R. Detwiler.

10.19(8)	Employment Agreement, dated January 15, 2002, by and between the Company and David A. Ranhoff.

Exhibit Number

10.20(8)	Employment offer letter, dated October 1, 2001, by and between the Company and Fred Hall.

10.21(8)	Letter Agreement, dated January 15, 2002, by and between the Company and Fred Hall.

10.22(1)	Joint Venture Agreement dated June 10, 1997, between the Company and Innotech Corporation.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (reference is made to the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997.
(2)	Exhibits 10.3 through 10.10 and Exhibit 10.12 and 10.13 are incorporated herein by reference to exhibits included in the Company’s Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.
(3)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 1998.
(4)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.
(5)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(6)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50432), as filed with the Commission on November 21, 2000.
(7)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-58100), as filed with the Commission on April 2, 2001.
(8)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.
(9)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(10)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003.
(11)	Exhibits 10.15 through 10.17 are incorporated herein by reference to exhibits included in the Company’s Registration Statement on Form S-3 (File No. 333-108069) declared effective with the Securities and Exchange Commission on November 26, 2003.