Form 10-Q
period 2004-01-31
CREDENCE SYSTEMS CORP
filed 2004-03-15
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

95035

(Address of principal executive offices)

(Zip Code)

(408) 635-4300

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

At February 29, 2004, there were 64,248,977 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2004	October 31, 2003[a]
ASSETS
Current assets:
Cash and cash equivalents	$33,396	$27,318
Short-term investments	257,131	258,578
Accounts receivable, net	68,781	65,627
Inventories	83,287	83,356
Prepaid expenses and other current assets	13,973	15,981

Total current assets	456,568	450,860
Long-term investments	49,722	50,682
Property and equipment, net	102,049	102,111
Goodwill	37,531	37,531
Other intangible assets, net	28,815	31,285
Other assets	23,355	26,024

Total assets	$698,040	$698,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans and notes payable – leased products	$7,172	$9,350
Accounts payable	27,124	23,303
Accrued expenses and other liabilities	52,101	45,770
Deferred profit	4,715	4,556

Total current liabilities	91,112	82,979
Convertible subordinated notes	180,000	180,000
Notes payable – leased products	—	1,058
Other liabilities	3,953	3,829
Stockholders’ equity	422,975	430,627

Total liabilities and stockholders’ equity	$698,040	$698,493

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2003.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,
	2004	2003
Net sales:
Systems, upgrades, software	$57,331	$26,475
Service, spare parts	10,794	10,197

Total net sales	68,125	36,672
Cost of goods sold
Systems, upgrades, software	29,842	17,820
Service, spare parts	6,380	6,388

Gross margin	31,903	12,464
Operating expenses:
Research and development	15,239	19,496
Selling, general and administrative	23,716	20,566
Amortization of purchased intangibles and deferred compensation	2,622	1,590
In-process research and development	—	1,510
Restructuring charges	653	1,392

Total operating expenses	42,230	44,554

Operating loss	(10,327)	(32,090)
Interest and other income, net	294	1,927

Loss before income tax provision	(10,033)	(30,163)
Income tax	1,359	82

Loss before minority interest	(11,392)	(30,245)
Minority interest (benefit)	77	(81)

Net loss	($11,469)	($30,164)

Net loss per share
Basic	($0.18)	($0.49)

Diluted	($0.18)	($0.49)

Number of shares used in computing per share amount
Basic	63,936	61,145

Diluted	63,936	61,145

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,469)	$(30,164)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,725	7,496
In-process research and development	—	1,510
(Gain) loss on disposal of property and equipment	(275)	227
Realized net loss from sale of available-for-sale securities	2	899
Minority interest (benefit)	77	(81)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,995)	(153)
Inventories	(114)	(85)
Income tax receivable and payable	1,835	(2,789)
Prepaid expenses and other current assets	1,460	(133)
Other assets	1,772	—
Accounts payable	3,821	2,771
Accrued expenses and other current liabilities	5,191	(2,728)
Deferred profit	159	(2,591)

Net cash provided by (used in) operating activities	9,189	(25,821)
Cash flows from investing activities:
Purchases of available-for-sale securities	(55,777)	(45,398)
Sales and maturities of available-for-sale securities	58,211	53,236
Acquisition of property and equipment	(5,358)	(1,697)
Acquisition of other assets and other	(919)	(5,880)
Proceeds from sale of property and equipment and leased equipment	971	—

Net cash provided by (used in) investing activities	(2,872)	261
Cash flows from financing activities:
Issuance of common and treasury stock	2,597	242
Payments of bank loans and notes payable related to leased products	(2,815)	—
Other	(21)	—

Net cash provided by (used in) financing activities	(239)	242

Net increase (decrease) in cash and cash equivalents	6,078	(25,318)
Cash and cash equivalents at beginning of period	27,318	50,192

Cash and cash equivalents at end of period	$33,396	$24,874

Supplemental disclosures of cash flow information:
Interest paid	$1,412	$—
Income taxes paid (received)	$82	$2,912
Noncash investing activities:
Net transfers of inventory to property and equipment	$395	$304
Acquisition of Optonics using Credence common stock	$—	$21,066

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three month periods ended January 31, 2004 and 2003 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (“Credence” or the “Company”) for the interim periods. The results of operations for the three-month periods ended January 31, 2004 and 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2003 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attack and other geopolitical instability, effect of Sarbanes-Oxley, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation.

Use of Estimates – The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS No. 13”), which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 104 revenue recognition policy, the Company defers revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and 2003, the Company introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 and the first quarter of fiscal 2004 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting the Company’s testers in production. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

When the Company is able to separate multiple deliverables from one another it recognizes revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the line items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with our revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Installation is considered to be inconsequential and perfunctory. The cost of installation can be reliably estimated and is accrued at shipment. In order to comply with Emerging Issues Task Force “Accounting for Revenue Arrangements with Multiple Deliverables,” (EITF 00-21), beginning in the fourth quarter of fiscal 2003, revenue related to the total value of installations not completed at the end of the period was deferred.

Sales in the United States are principally through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. It does not typically sell inventory into its distributors for eventual sale to end-users, but rather the Company sells product to the distributors on the basis of a purchase order received from an end-user. The Company evaluates any revenue recognition issues with respect to the end customer in light of its revenue recognition policy and in accordance with SAB 104.

The Company sells stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”. The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. The Company also has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

3. Stock-Based Compensation

At January 31, 2004 the Company had several stock-based employee compensation plans. The Company follows the intrinsic value method to account for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees. Stock based compensation expense already included in the reported net loss is primarily a result of amortization of deferred compensation related to acquisitions.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its Employee Stock Purchase Plan, the Company’s net loss and net loss per share for the three months ended January 31, 2004 and 2003, respectively, would have been as follows (in thousands, except per share data):

	Three Months Ended January 31,
	2004	2003
Net (loss) as reported	$(11,469)	$(30,164)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (1)	218	$69
Less: Stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects (1)	(5,714)	(7,884)

Pro forma net loss	$(16,965)	$(37,979)

Basic loss per share as reported	$(0.18)	$(0.49)
Basic loss per share pro forma	$(0.27)	$(0.62)
Diluted loss per share as reported	$(0.18)	$(0.49)
Diluted loss per share pro forma	$(0.27)	$(0.62)

(1)	The Company has established a full valuation allowance for its net deferred tax assets. Therefore, for the three months ended January 31, 2004 and 2003, total stock based compensation expense has not been tax affected.

4. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	January 31, 2004	October 31, 2003
Raw materials	$47,471	$54,344
Work-in-process	15,438	14,009
Finished goods	20,378	15,003

	$83,287	$83,356

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

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has econcomic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. The Company operates in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment, or ATE, and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002, 2001, and 2000. During 2003, the software segment was significantly decreased in size and the remaining software operations were merged with the ATE segment. Currently, the Company operates in one industry segment, ATE. We also have a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

The Company tests goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel, a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

As mandated by SFAS No. 142, the Company evaluates goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company completed its first annual goodwill impairment test as of July 31, 2003 and determined that no potential impairment existed. As a result, no impairment loss was recognized in connection with the adoption of SFAS No. 142 or during the first three months of fiscal 2004. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including discount rate used and estimated terminal value reflect the Company’s best estimates.

The Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring the Company to write down the assets. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of two to ten years.

Other intangible assets subject to amortization were as follows (in thousands):

January 31, 2004	Cost	Accumulated Amortization	Net
Purchased technology	$54,906	$(28,716)	$26,190
Customer relations	7,702	(6,224)	1,478
Trademarks	2,053	(1,540)	513
Patents	862	(603)	259
Non-compete agreements	750	(375)	375

Total	$66,273	$(37,458)	$28,815

October 31, 2003	Cost	Accumulated Amortization	Net
Purchased technology	$54,906	$(27,001)	27,905
Customer relations	7,702	(5,708)	1,994
Trademarks	2,053	(1,437)	616
Patents	862	(560)	302
Non-compete agreements	750	(282)	468

Total	$66,273	$(34,988)	$31,285

6. Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2003
Numerator:
Numerator for basic and diluted net income per share-net loss	$(11,469)	$(30,164)

Denominator:
Denominator for basic net loss per share - weighted-average shares outstanding	63,936	61,145
Effect of dilutive securities - employee stock options	—	—
Effect of dilutive securities – convertible notes	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	63,936	61,145

Basic net loss per share	$(0.18)	$(0.49)

Diluted net loss per share	$(0.18)	$(0.49)

At January 31, 2004 and 2003, there were options to purchase 14,283,829 and 14,484,833 shares of common stock outstanding at a weighted average exercise price of $16.01 and $16.43, respectively, which were excluded from the diluted loss per share calculation for the three months ended January 31, 2004 and 2003 as their effect was anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 that were excluded from the diluted loss per share calculation for the three months ended January 31, 2004 because they were anti-dilutive.

7. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks or rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company has not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN

46 had no impact on the Company’s financial statements. For VIEs acquired before February 1, 2003, FIN 46 required the Company to apply the accounting and disclosure rules in the first quarter of fiscal 2004. This requirement was superseded by issuance of revision to Interpretation No. 46, as noted below.

In December 2003, the FASB issued revision to Interpretation No. 46 (“FIN 46R”) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on the results of operations or financial condition of the Company.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

8. Contingencies and Guarantees

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Credence. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of Credence that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of January 31, 2004 and October 31, 2003.

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

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2010 of which $0.7 million and $0.2 million have been written-off to special operating charges during the first quarter of fiscal 2004 and 2003, respectively. See Note 10 to the Condensed Consolidated Financial Statements for further discussion.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At January 31, 2004, the Company had open and committed purchase orders totaling approximately $58.9 million.

The following summarizes our minimum contractual cash obligations and other commitments at January 31, 2004, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$5,829	$2,228	$2,167	$698	$524	$69	$143
Bank loans and notes payable related to leased products	7,158	6,101	1,057	—	—	—	—
Interest on liabilities related to leased products	191	183	8	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—
Interest on convertible subordinated notes	11,588	2,025	2,700	2,700	2,700	1,463	—
Minimum payable for information technology outsourcing including fees for early termination	14,400	5,088	9,312	—	—	—	—
Open non-cancelable purchase order commitments	58,905	58,905	—	—	—	—	—

Total contractual cash and other obligations	$278,071	$74,530	$15,244	$3,398	$3,224	$181,532	$143

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures.

The following table represents the activity in the warranty accrual for the three months ended January 31, 2004 (in thousands):

Balance at October 31, 2003	$5,501
Accruals for warranties issued during the period	3,137
Adjustments of prior period accrual estimates	(105)
Warranty claims made during the period	(1,740)

Balance at January 31,2004	$6,793

9. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended January 31,
	2004	2003
Net loss	$(11,469)	$(30,164)

Unrealized gains (losses) on available-for-sale securities	82	(616)
Currency translation adjustment	786	1,515

Other comprehensive income (loss)	868	899

Total comprehensive loss	$(10,601)	$(29,265)

10. Restructuring and Special Charges

Special charges – cost of goods sold

The Company reviews excess and obsolete inventory annually based on information available from the strategic planning process and also on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. See Note 1 in the Company’s Annual Report on Form 10-K under the heading “Inventories” for further discussion of the Company’s reserve methodology.

There were no special charges recorded in cost of goods sold since October 31, 2003. The schedule below shows all transactions relating to inventory that were originally expensed as a special charge to cost of goods sold. The total charges from the second and fourth quarter of fiscal 2001 and the fourth quarter of fiscal 2002 are approximately $92.5 million. Of this, approximately $42.4 million was scrapped, $19.6 million was written off and largely disposed of, $7.2 million was written down for lower of cost or market provisions, $1.3 million was donated and the remaining $22.1 million was still on hand as of January 31, 2004.

	Q2 FY01	Q4 FY01	Q4 FY02
Special Charges	$45,020	$38,003	$9,440
FY01 Capacity Write-off	(3,904)	—	—
FY01 Scrapping	(24,118)	—	—
FY01 ValStar write-off and disposal	(7,868)	—	—
FY01 Write-off and largely disposed	(6,410)	—	—

10/31/01 Balance	2,720	38,003	—

FY02 Scrapping	(1,326)	(6,205)	—
FY02 Write-off and largely disposed	(221)	(1,150)	—
FY02 Donation	(1,173)	(91)	—

10/31/02 Balance	—	30,557	9,440

FY03 Scrapping	—	(7,538)	(3,134)

10/31/03 Balance	—	23,019	6,306

Q1 FY04 Scrapping	—	(48)	—
Q1 FY04 Kalos lower of cost or market write-down	—	(7,215)	—

1/31/04 Balance	—	15,756	6,306

During the first quarter of fiscal 2004 the Company’s gross margin benefited by $0.3 million from the sale of Kalos components previously written-down for a lower of cost or market provision.

Restructuring – operating expenses

For the quarter ended January 31, 2003, the Company recorded restructuring charges of approximately $1.4 million as operating expenses related to headcount reductions and facility consolidations, which the Company implemented in the quarter. During this period, the Company reduced headcount by approximately 70 persons. The bulk of the affected employees were in SG&A functions and a smaller number were in R&D. Also, during the quarter, the Company completed its plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining Oregon employees into its Hillsboro, Oregon facility. In addition to these restructuring charges, the Company also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for in-process research development resulting from the purchase of Optonics in January 2003.

In January 2004, the Company relocated its corporate headquarters to its owned facilities in Milpitas, California and vacated its previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. The Company will attempt to sublease the final building, consisting of 27,000 square feet. This lease expires in June 2005. During the quarter ended January 31, 2004, a special charge was recorded in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income.

The following table illustrates the activity for the three-month period ended January 31, 2004 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Severance	Operating Leases	Total
Balance at October 31, 2003	$(233)	$(2,368)	$(2,601)
Operating leases written off	—	(653)	(653)
Cash Payments	223	457	680

Balance at January 31, 2004	$(10)	$(2,564)	$(2,574)

Estimated timing of future payouts:
Balance of fiscal 2004	10	1,278	1,288
Fiscal 2005	—	918	918
Fiscal 2006 and beyond	—	368	368

Total	$10	$2,564	$2,574

The opening balances at October 31, 2003 in the above table are associated with headcount reductions and facility consolidations implemented by the Company.

11. Subsequent Event

On February 23, 2004, the Company announced a definitive agreement pursuant to which Credence would acquire NPTest Holding Corporation (“NPTest”). Under the terms of the agreement, Credence will acquire NPTest in a combined stock-for-stock and cash transaction valued at approximately $660 million based on the closing price of Credence stock on February 20, 2004. Each NPTest common share outstanding as of the closing date would be converted into the right to acquire 0.80 shares of Credence common stock and $5.75 in cash, resulting in an estimated $230 million of cash to be paid by Credence for the acquisition. The acquisition will be accounted for as a purchase transaction. The transaction is subject to various closing conditions, including approval by Credence and NPTest stockholders and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In the event the definitive agreement is terminated under certain circumstances, the terminating party may be required to pay a termination fee of $20 million to the other party. Credence anticipates the acquisition will close in its third fiscal quarter.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include statements regarding the anticipated closing of the acquisition of NPTest, the fluctuation of sales, gross margins and operating results, the deferral of revenue recognition, the review of value of inventory, the improvement of gross margins, the investment of significant resources in the development and completion of new products and product enhancements, SG&A expenses remaining flat, estimated annual amortization expenses, the sublease of the Fremont facility, recordation of full valuation allowance on tax benefits and the recognition of tax benefits, investments in inventory representing a significant portion of working capital, sufficiency of cash and investments to meet anticipated business requirements, the introduction of new products and product enhancements in the future, revenue levels remaining under pressure, the dependence of new orders upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements, the intent to pursue additional acquisitions and international sales accounting for a significant portion of total net sales. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

We believe that most of the major ATE industry participants have not been profitable for the last three years, indicating a very competitive marketplace mired in a cyclical downturn of unprecedented length and depth. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003. The test and assembly sector of the semiconductor equipment industry continues to be impacted by a severe downturn that began in fiscal 2001. Although there have been recent sequential improvements in the business environment, there is uncertainty as to the strength and length of the next cyclical growth phase. Until such time as we return to a period of sustainable growth and due to continued low visibility, we maintain a cautious outlook for future orders and sales levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, leased equipment residual values, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this quarterly report on Form 10-Q.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Our revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS No. 13”), which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 104 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and 2003, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 and the first quarter of fiscal 2004 have been deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and related gross profit by us.

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

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in our revenue recognition policies based on the sales channel, due to the business practices that we have adopted with our distributor relationships. Because of these business circumstances we do not use “price protection,” “stock rotation” or similar programs with our distributors. We do not typically sell inventory into our distributors for eventual sale to end-users, but rather we sell product to the distributors on the basis of a purchase order received from an end-user. We evaluate any revenue recognition issues with respect to the end customer in light of our revenue recognition policy and in accordance with SAB 104.

We sell stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”. The stand-alone software products are applications for Integrated Circuit, or IC, manufacturers and test and assembly contractors to help improve quality and shorten development lead times. We also have embedded software in our semiconductor manufacturing equipment. We believe this embedded software is incidental to our products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

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

Inventory Valuation and Residual Values Related to Leased Products

We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical industry upturn. These forecasts require us to estimate our ability to sell current and future products in the next industry upturn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written off, we carry that inventory at its reduced value until it is scrapped or otherwise disposed of. At January 31, 2004, approximately 15% and 9% of the net inventory balances were for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively. With the recent introduction of the Kalos II, the Company intends to continue to review the value of the current Kalos I inventory in light of the anticipated product transition to Kalos II. In particular, the value of the Kalos inventory will depend on factors such as the economic condition of the Flash memory IC market, product development schedules for the production versions of the Kalos II and, ultimately, the success of the Kalos II product in the marketplace.

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue since early in fiscal 2001 and continued uncertainty regarding the timing of the upturn, if any, in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of an eventual market upturn. In the third quarter of fiscal 2003, we recorded special charges to cost of goods sold of $1.3 million due to a legal settlement on cancelled purchase contracts with an inventory vendor and $0.6 million due to spare parts write-offs related to our Valstar product line. In addition, over the past three years we have recorded a total of $92.5 million in charges for the write-offs of excess and obsolete inventories. We may be required to take additional charges for excess and obsolete inventory if the current industry downturn causes further reductions to our current inventory valuations or our current product development plans change.

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

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has econcomic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. We operate in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment, or ATE, and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to our operations in fiscal years 2002, 2001 and 2000. During 2003, the software segment was significantly decreased in size and the remaining software operations were merged with the ATE segment. Currently, we operate in one industry segment, ATE. We also have a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of our ATE segment are subject to similar economic characteristics. In addition, all of our products have common production processes, customers, and product life cycles.

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

As mandated by SFAS 142, we evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. We completed our first annual goodwill impairment test as of July 31, 2003 and determined that no potential impairment existed. As a result, no impairment loss has been recognized in connection with the adoption of SFAS 142 or during the first three months of fiscal 2004. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

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

We evaluate the carrying value of our long-lived assets, consisting primarily of our facilities, identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We made certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of the acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of two to ten years.

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

Deferred Taxes

When we prepare our consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our net deferred tax asset balance as of January 31, 2004 was subject to a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Restructuring Charges

The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan. In connection with restructuring activities, we recorded estimated restructuring charges in our operating expenses for relocating our corporate headquarters in the amount of $0.7 million, net of expected sublease income, during the first quarter of fiscal 2004, and restructuring charges for severance and facility consolidations of approximately $1.4 million in the first quarter of fiscal 2003. Given the significance of and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives and other special charges. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended January 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	53.2	66.0

Gross margin	46.8	34.0
Operating expenses
Research and development	22.4	53.2
Selling, general and administrative	34.8	56.1
Amortization of purchased intangibles and deferred compensation	3.8	4.3
Restructuring charges and IPR&D	1.0	7.9

Total operating expenses	62.0	121.5

Operating loss	(15.2)	(87.5)

Net loss	(16.8)%	(82.2)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, lease and rental income and software sales. Net sales were $68.1 million for the first quarter of fiscal 2004 representing an increase of 86% from sales of $36.7 million during the first quarter of fiscal 2003. This increase is due primarily to a general upturn in the industry. In particular, revenue from our digital and mixed signal products increased from $19.3 million during the first quarter of fiscal 2003 to $41.0 million during the same period of 2004, constituting 69% of the total increase in net sales. Sustainability of the revenue levels during the first quarter of fiscal 2004 is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein.

International net sales accounted for approximately 62% of total net sales in the first quarter of fiscal 2004 compared with 56% in the first quarter of fiscal 2003. Our net sales to the Asia Pacific region accounted for approximately 42% and 39% of total net sales in the first quarter of fiscal 2004 and 2003, respectively, and thus are subject to the risk of economic instability in that region that materially adversely affected the demand for our products in 1998 and early 1999. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as recurrence the Severe Acute Respiratory Syndrome health risks in the Asian region may affect future orders to this region and the timing of or payment for shipments made to this region.

Our net sales by product line in the first three months of fiscal 2004 and fiscal years 2003 and 2002 consisted of:

	Fiscal Quarter Ended January 31, 2004	Fiscal Years Ended October 31,
		2003	2002
Digital and Mixed-Signal	60%	51%	56%
Memory	15	17	18
Service	16	23	22
Emission Based Optical Probers	7	4	—
Software and Other	2	5	4

Total	100%	100%	100%

Revenues from software were not material to our operations in the first three months of 2004 or during fiscal years 2003 and 2002, representing less than 4% of our net sales in each respective period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, sell-through of previously written-off inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin as a percentage of net sales increased to 46.8% during the first quarter of fiscal 2004 from 34.0% during the same period of fiscal 2003. The increase in gross margin reflects the higher utilization we have at higher production levels, as well as a better mix of both newer products and also higher margin products. In addition, during the first quarter of fiscal 2004 our gross margin benefited by $0.3 million from the sale of Kalos components previously written-down for a lower of cost or market provision. We expect gross margins to improve for the foreseeable future primarily due to sales of a mix of higher gross margin products and better manufacturing efficiencies resulting from higher business levels.

Research and Development

Research and development, or R&D, expenses as a percentage of net sales were 22.4% and 53.2% during the first quarter of fiscal 2004 and 2003, respectively. The decrease in R&D expenses as a percentage of net sales is primarily attributable to the higher sales levels during the first quarter of 2004 as compared with 2003. R&D expenses also decreased in absolute dollars to $15.2 million during the first quarter of fiscal 2004 from $19.5 million during the comparable period of fiscal 2003. This decrease is primarily due to the 163 person reduction in headcount made by the Company in the third quarter of fiscal 2003, of which 77 were in R&D. In addition, there are several products, including ASL3000 and Kalos2, that have either been released or are nearing release to manufacturing, resulting in less non recurring engineering (“NRE”) expenses associated with the development of those products. These savings were partially offset by the ongoing investment in new products and R&D expenses associated with the products obtained in the acquisition of Optonics, Inc., or Optonics, and the purchase of the net assets of SZ Testsysteme AG and SZ Testsysteme GmbH, or collectively SZ, in January 2003. SZ and Optonics added a total of approximately 174 employees to the Company, of which about 30 percent perform R&D. The R&D expenses associated with the acquired products represented approximately $1.5 million of the R&D during the first quarter of fiscal 2004 as compared with $0.2 million during the same period of the previous fiscal year. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain relatively flat in absolute dollars for the rest of the fiscal year.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses decreased as a percentage of net sales from 56.1% during the first quarter of fiscal 2003 to 34.8% during the first quarter of fiscal 2004, reflecting the increase in business levels during fiscal 2004. In absolute dollars SG&A expenses increased to $23.7 million during the first quarter of fiscal 2004 from $20.6 during the same period of the previous fiscal year. This increase is primarily due to a $2.3 million increase in commissions paid to distributors relating to an overall increase in sales as well as a function of product mix and geographic mix. In addition, we acquired Optonics and purchased the net assets of SZ in January of 2003. During fiscal 2004, we have recorded a full quarter of SG&A expenses for these entities, versus expenses for only January or a portion of January during the previous year, offset partially by some acquisition costs in the previous year, causing a net increase in SG&A expenses for these entities of $0.5 million as compared with the first quarter of fiscal 2003. In the third quarter of fiscal 2003, the Company accelerated the remaining depreciation for leasehold improvements and other fixed assets related to buildings located in Fremont that the Company vacated in the first quarter of fiscal 2004 when the Company moved to its new headquarters in Milpitas. The amount of the accelerated depreciation related to these leasehold improvements recognized during the first quarter of fiscal 2004 was $0.6 million and is recorded in SG&A expenses. Due to expenses associated with higher sales we expect SG&A expenses for the remainder of fiscal 2004 to be slightly higher in absolute dollars when compared to those expenses recorded in fiscal 2003.

Amortization of Purchased Intangibles and Deferred Compensation

Amortization of purchased intangible and deferred compensation expenses was $2.6 million in the first three months of fiscal 2004, compared to $1.6 million for the same period in fiscal 2003 due to the additional amortization resulting from the purchase of Optonics. As of November 1, 2002, we adopted Statements of Financial Accounting Standards “Goodwill and Other Intangible Assets” No. 142, or SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Remaining estimated annual amortization expense for purchased intangibles and deferred compensation is expected to be $6.6 million, $6.7 million, $5.2 million, $4.9 million, $3.0 million, $2.3 million, and $1.2 million for the remaining three quarters of fiscal 2004 and for fiscal years 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Restructuring Charges and In-process Research and Development

In January 2004, we relocated our corporate headquarters to our owned facilities in Milpitas, California and vacated our previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. We will attempt to sublease the final building, consisting of 27,000 square feet. This lease expires in June 2005. During the quarter ended January 31, 2004 we recorded a restructure charge in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income.

During the first quarter of fiscal 2003, we recorded a restructure charge of approximately $1.4 million for severance charges, and a lease write-off that was included in operating expenses. These charges were associated with headcount reductions and the completion of the consolidation of our Integrated Measurement Systems, Inc., or IMS, facility in Beaverton, Oregon into our Hillsboro, Oregon site. During the first fiscal quarter of fiscal 2003, we reduced our headcount by approximately 70 persons. The bulk of the affected employees were in SG&A functions and a smaller number were in R&D. In addition, we recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. The charge was recorded as an operating expense.

Interest and Other Income Expenses, Net

We generated net interest and other income of $0.3 million for the first three months of fiscal 2004, as compared to $1.9 million for the same period of fiscal 2003. The decrease was primarily attributable to $0.7 million of interest expenses related to the convertible subordinated notes that we issued in June 2003. In addition, we recorded $0.8 million lower interest income during the first quarter of fiscal 2004 as compared with 2003 due to decreasing returns on our cash investments as longer-term investments mature and are re-invested at currently lower short-term rates partially offset by higher average cash and investment balances.

Income Taxes

The Company recorded an income tax provision of $1.4 million and $0.1 million for the three months ended January 31, 2004 and 2003, respectively. The income tax expense for the periods consist of foreign tax on earnings and foreign withholding taxes generated from our foreign operations. We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In the first fiscal quarter of fiscal 2004 net cash provided by operating activities was $9.2 million. The primary source of this cash resulted from reductions in net working capital in the amount of $11.1 million. This cash source was partially offset by the use of cash to fund our net loss after non-cash adjustments during the quarter, totaling $1.9 million.

Investing activities used cash of $2.9 million during the first quarter of fiscal 2004, primarily attributable to $5.4 million cash used for purchases of structural and tenant improvements of our new Milpitas headquarters and other property and equipment to support our business, partially offset by $2.4 million of cash received from net sales of available-for-sale securities.

Financing activities used net cash of $0.2 million during the first quarter of fiscal 2004. The cash used was primarily for payments of bank loans and notes payable related to leased products of $2.8 million. This use of cash was largely offset by $2.6 million received from the issuance of common stock relating to our employee equity plans during the quarter.

As of January 31, 2004, we had working capital of $365.5 million, including cash and short-term investments of $290.5 million, and accounts receivable and inventories totaling $152.1 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

On February 23, 2004, we announced a definitive agreement pursuant to which we would acquire NPTest Holding Corporation (“NPTest”). Under the terms of the agreement, we will acquire NPTest in a combined stock-for-stock and cash transaction valued at approximately $660 million based on the closing price of our stock on February 20, 2004. Each NPTest common share outstanding as of the closing date would be converted into the right to acquire 0.80 shares of our common stock and $5.75 in cash, resulting in an estimated $230 million of cash to be paid by us for the acquisition. The acquisition will be accounted for as a purchase transaction. The transaction is subject to various closing conditions, including approval by our and NPTest stockholders and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In the event the definitive agreement is terminated under certain circumstances, the terminating party may be required to pay a termination fee of $20 million to the other party. We anticipate the acquisition will close in our third fiscal quarter.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

We lease our facilities and equipment under operating leases that expire periodically through 2010 of which $0.7 million have been written-off to special operating charges during the first quarter of fiscal 2004, net of expected sublease income. The approximate future minimum lease payments at January 31, 2004 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2004	$2,228	$1,375	$853
Fiscal 2005	2,167	820	1,347
Fiscal 2006	698	368	330
Fiscal 2007	524	—	524
Fiscal 2008 to 2010	212	—	212

	$5,829	$2,563	$3,266

The following summarizes our minimum contractual cash obligations and other commitments at January 31, 2004, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$5,829	$2,228	$2,167	$698	$524	$69	$143
Bank loans and notes payable related to leased products	7,158	6,101	1,057	—	—	—	—
Interest on liabilities related to leased products	191	183	8	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—
Interest on convertible subordinated notes	11,588	2,025	2,700	2,700	2,700	1,463	—
Minimum payable for information technology outsourcing including fees for early termination	14,400	5,088	9,312	—	—	—	—
Open non-cancelable purchase order commitments	58,905	58,905	—	—	—	—	—

Total contractual cash and other obligations	$278,071	$74,530	$15,244	$3,398	$3,224	$181,532	$143

Net transfer of inventory to property and equipment was $0.4 million. Mature product spare parts that are used in our service business are classified as property and equipment. In addition, we capitalize a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized spare parts and finished goods are sold to third parties, the transaction is recorded as a sale of a fixed asset.

As of January 31, 2004, our principal sources of liquidity consisted of approximately $33.4 million of cash and cash equivalents, and short-term investments of $257.1 million. In addition, we had $49.7 million of available-for-sale securities, classified as long-term investments at January 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks or rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, FIN 46 required us to apply the accounting and disclosure rules in the first quarter of fiscal 2004. This requirement was superseded by issuance of revision to Interpretation No. 46, as noted below.

In December 2003, the FASB issued revision to Interpretation No. 46 (“FIN 46R”) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on our results of operations or financial condition.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

RISK FACTORS

Our operating results have fluctuated significantly which has and may continue to adversely affect our stock price.

[GRAPHIC]

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	labor and materials supply constraints;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities and of Severe Acute Respiratory Syndrome, or SARS, especially in Asia.

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

In addition, acquisitions involve numerous other risks, including:

•	difficulties assimilating the domestic and international operations, personnel, research and development, technologies, sales channels, manufacturing, products and corporate information technology and administrative infrastructure of the acquired companies;

•	demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

•	diversion of our management’s attention from other business concerns;

•	increased complexity and costs associated with international and domestic internal management structures;

•	risks of entering markets in which we have no or limited experience; and

•	the potential loss of key employees or key distributing, marketing, customer and other business relationships of the acquired companies.

We have entered into a definitive purchase agreement to acquire NPTest that is pending completion. The size and scope of this transaction with NPTest increases both the scope and consequence of these ongoing integration risks. Even if the acquisition is successfully integrated, we may not receive all of the expected benefits of the transaction.

For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

The semiconductor industry has been cyclical.

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. There is uncertainty as to if and when the next cyclical growth phase will occur. The downturn has contributed to weakened order activity, order cancellation activity, and customer-requested shipment delays from our existing backlog. This business weakness is worldwide, but we see it in particular with customers in Asia. Until such time as we return to a growth period, we expect a continuing volatility in order activity. We anticipate revenue levels to continue to remain under pressure throughout fiscal 2004 due to the prolonged cyclical downturn and uncertainty over the start of the next cyclical growth phase. Revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 225 people. Throughout fiscal 2003, we reduced our worldwide workforce by 233 people, excluding the effect of the acquisitions for a total of 20% over the 2003 fiscal year. We took charges related to these reductions in force of $3.2 million throughout fiscal 2001, $5.7 million during fiscal 2002 and $3.4 million during fiscal 2003. Additionally, remaining employees were required to take time off during certain periods throughout fiscal 2001-2003. Other initiatives during these three fiscal years included a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

As a result of the rapid and steep decline in revenue during this latest downturn, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $9.4 million in the fourth fiscal quarter of 2002 for the write-off of excess inventories. In addition, during the third quarter of fiscal 2003, we recorded special charges in cost of goods sold of $1.9 million related to a settlement with an inventory supplier and spare part write-offs associated with a discontinued product line. At January 31, 2004, approximately 15% and 9% of the net inventory balances are for our older Quartet mixed signal and Kalos non-volatile memory product families, respectively. With the recent introduction of the Kalos II, we will continue to scrutinize the value of the current Kalos I inventory in light of the upcoming product transition to Kalos II. In particular, the value of the Kalos inventory will depend on factors such as the general economic conditions of the Flash memory IC market, product development schedules for the production versions of the Kalos II and, ultimately, the success of the Kalos II product in the marketplace. We may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets if this prolonged industry downturn causes further reductions to our current inventory valuations, value of our long-term assets, or changes our current product development plans.

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

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue was recognized from the Octet product family through October 31, 2003. These delays have been primarily related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 104, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

There are limitations on our ability to find the supplies and services necessary to run our business.

We obtain certain components, subassemblies and services necessary for the manufacture of our testers from a limited group of suppliers. We do not maintain long-term supply agreements with most of our vendors, and we purchase most of our components and subassemblies through individual purchase orders. The manufacture of certain of our components and subassemblies is an extremely complex process. We also rely on outside vendors to manufacture certain components and subassemblies and to provide certain services. We have experienced and continue to experience significant reliability, quality and timeliness problems with several critical components including certain custom ICs. We cannot be certain that these or other problems will not continue to occur in the future with our suppliers or outside subcontractors. Our reliance on a limited group of suppliers and on outside subcontractors involves several risks, including an inability to obtain an adequate supply of required components, subassemblies and services and reduced control over the price, timely delivery, reliability and quality of components, subassemblies and services. Shortages, delays, disruptions or terminations of the sources for these components and subassemblies have delayed and in the future may delay shipments of our systems and new products and could have a material adverse effect on our business. Our continuing inability to obtain adequate yields or timely deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could also have a material adverse effect on our business, financial condition or results of operations. Such delays, shortages and disruptions would also damage relationships with current and prospective customers and have and could continue to allow competitors to penetrate our customer accounts. We cannot be certain that our internal manufacturing capacity or that of our suppliers and subcontractors will be sufficient to meet customer requirements.

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

Over the last several years we have experienced significant fluctuations in our operating results. In fiscal 2003, our net sales increased by 11% from those recorded in fiscal 2002; however, in fiscal 2002, our net sales fell 46% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001, we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002 and 2003, we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy adopted in accordance with SAB 104, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

We face substantial competition from ATE manufacturers throughout the world. We do not currently compete in the production testing of high-end microprocessors or DRAMs. Moreover, a substantial portion of our net sales is derived from sales of mixed-signal testers. We face in some cases six and in other cases seven competitors in our primary market segments of digital, mixed signal, and RF wireless ATE. We believe that the ATE industry in total has not been profitable for the last three years, indicating a very competitive and volatile marketplace. Several of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 18%, 19%, 20% and 13% of our net sales in the first quarter of fiscal 2004 and the fiscal years ended October 31, 2003, 2002 and 2001, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets, arrangements involving multiple deliverables, consolidation of variable interest entities, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, effective November 1, 1999, we changed our method of accounting for systems revenue based on guidance provided in SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2003 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of stock-based compensation.

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

International sales accounted for approximately 62%, 64%, 55%, and 61% of our total net sales for the first quarter of fiscal 2004, and for the fiscal years 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 42% of our total net sales during the first quarter of fiscal 2004 and 38%, 42% and 38% of our total net sales in fiscal years 2003, 2002 and 2001, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

No single foreign end-user customer accounted for more than 10% of our net sales during the first quarter of fiscal 2004 or 2003. However, one end-user customer headquartered in Europe accounted for 10% of our net sales in fiscal 2003.

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

If the protection of our proprietary rights is inadequate, our business could be harmed.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has revised and continues to revise its requirements for companies that are Nasdaq-listed. These developments have increased our legal compliance and financial reporting costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

	Balance at 10/31/03	Future maturities of investments held at January 31, 2004
		2004	2005	2006	2007	Thereafter
Cash equivalents
Fixed rate	$27,318	$33,396	—	—	—	—
Average rate	0.46%	0.33%	—	—	—	—
Short term investments
Fixed rate	$258,578	$256,606	—	—	—	—
Average rate	2.94%	2.65%	—	—	—	—
Long term investments
Fixed rate	$50,184	—	$38,343	$11,379	—	—
Average rate	4.08%	—	4.68%	6.57%	—	—

Total investment securities	$336,080	$290,002	$38,343	$11,379	—	—
Average rate	2.91%	2.38%	4.68%	6.57%	—	—
Equity instruments	$498	$525	—	—	—	—

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

Our international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We do not currently use derivatives, but will continue to assess the need for these instruments in the future.

ITEM 4. – CONTROLS AND PROCEDURES

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

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

On February 19, 2004, our board of directors voted to amend its existing Rights Agreement dated June 1, 1998 by and between the Company and Equiserve Trust Company, N.A. to exclude from the definition of an “acquiring person” any person who acquires 15% or more of the Company’s common stock in a transaction approved by the board of directors of the Company. The First Amendment to the Rights Agreement dated as of February 19, 2004 is attached hereto as Exhibit 4.1 and is incorporated in its entirety herein by reference.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K

1) The Company furnished a report on Form 8-K on November 13, 2003, containing a press release that was issued reporting better than expected revenue and bookings for the Company’s fiscal quarter ended October 31, 2003.

2) The Company furnished a report on Form 8-K on November 24, 2003, containing the Company’s preliminary results for its fourth quarter and year ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

March 15, 2004	/S/ JOHN R. DETWILER
Date	John R. Detwiler John R. Detwiler, Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

4.1	Form of First Amendment to Rights Agreement dated as of February 19, 2004 by and between the Company and Equiserve Trust Company, N.A.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002