Form 10-Q
period 2004-04-30
CREDENCE SYSTEMS CORP
filed 2004-06-10
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

At May 27, 2004, there were 64,346,664 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2004	October 31, 2003[a]
ASSETS
Current assets:
Cash and cash equivalents	$65,669	$27,318
Short-term investments	188,371	258,578
Accounts receivable, net	98,043	65,627
Inventories	95,157	83,356
Prepaid expenses and other current assets	15,168	15,981

Total current assets	462,408	450,860
Long-term investments	86,175	50,682
Property, plant and equipment, net	99,888	102,111
Goodwill	38,068	37,531
Other intangible assets, net	26,344	31,285
Other assets	18,384	26,024

Total assets	$731,267	$698,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans and notes payable – leased products	$6,796	$9,350
Accounts payable	42,116	23,303
Accrued expenses and other liabilities	63,364	45,770
Deferred profit	7,345	4,556

Total current liabilities	119,621	82,979
Convertible subordinated notes	180,000	180,000
Notes payable – leased products	—	1,058
Other liabilities	3,910	3,829
Stockholders’ equity	427,736	430,627

Total liabilities and stockholders’ equity	$731,267	$698,493

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2003.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net sales
Systems, upgrades, software	$82,177	$31,323	$139,508	$57,798
Services, spare parts	12,959	11,178	23,753	21,375

Total net sales	95,136	42,501	163,261	79,173

Cost of goods sold
Systems, upgrades, software	37,518	19,895	67,360	37,715
Services, spare parts	8,137	7,196	14,517	13,584

Total cost of goods sold	45,655	27,091	81,877	51,299
Gross margin	49,481	15,410	81,384	27,874
Operating expenses:
Research and development	15,850	19,753	31,089	39,249
Selling, general and administrative	26,953	22,815	50,669	43,382
Amortization of purchased intangibles and deferred compensation	2,622	2,622	5,244	4,212
In-process research and development	—	—	—	1,510
Restructuring charges	—	—	653	1,392

Total operating expenses	45,425	45,190	87,655	89,745

Operating income (loss)	4,056	(29,780)	(6,271)	(61,871)
Interest income	1,296	1,126	2,525	3,105
Interest expense	(790)	(436)	(1,654)	(432)
Other income and expense, net	784	84	713	28

Income (loss) before income tax provision	5,346	(29,006)	(4,687)	(59,170)
Income tax	1,066	115	2,425	197

Income (loss) before minority interest (benefit)	4,280	(29,121)	(7,112)	(59,367)
Minority interest (benefit)	27	9	104	(72)

Net income (loss)	$4,253	$(29,130)	$(7,216)	$(59,295)

Net income (loss) per share
Basic	$0.07	$(0.46)	$(0.11)	$(0.94)

Diluted	$0.06	$(0.46)	$(0.11)	$(0.94)

Number of shares used in computing per share amount
Basic	64,211	63,064	64,250	62,993

Diluted	81,117	63,064	64,250	62,993

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,216)	$(59,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,896	17,856
Non-cash charges	—	3,965
Inventory write downs	5,130	3,431
In-process research and development	—	1,510
Provision for allowance for doubtful accounts	339	500
(Gain) loss on disposal of property, plant and equipment	(870)	1,015
Realized gain on available-for-sale securities	(58)	(2,845)
Minority interest (benefit)	117	(72)
Changes in operating assets and liabilities:
Accounts receivable	(32,999)	(8,622)
Inventories	(17,411)	(1,410)
Income tax receivable and payable	2,860	425
Prepaid expenses and other current assets	770	(6,789)
Other assets	5,341	—
Accounts payable	18,424	5,306
Accrued expenses and other current liabilities	14,191	(2,714)
Deferred profit	2,789	(6,093)

Net cash provided by (used in) operating activities	12,303	(53,832)
Cash flows from investing activities:
Purchases of available-for-sale securities	(183,166)	(67,006)
Sales and maturities of available-for-sale securities	214,887	116,264
Acquisition of property, plant and equipment	(8,393)	(3,362)
Acquisition of business, net of cash and cash equivalents	(257)	—
Acquisition of other assets and other	—	(4,409)
Proceeds from sale of property, plant and equipment and leased equipment	1,612	—

Net cash provided by investing activities	24,683	41,487
Cash flows from financing activities:
Issuance of common and treasury stock	4,541	1,868
Payments of bank loans and notes payable related to leased products	(2,815)	—
Other	(213)	(72)

Net cash provided by financing activities	1,513	1,796

Effects of exchange rate on cash and cash equivalents	(148)	—

Net increase (decrease) in cash and cash equivalents	38,351	(10,549)
Cash and cash equivalents at beginning of period	27,318	50,192

Cash and cash equivalents at end of period	$65,669	$39,643

Supplemental disclosures of cash flow information:
Interest paid	$1,527	$—
Income taxes paid	$294	$2,912
Noncash investing activities:
Net transfers of inventory to property, plant and equipment	$648	$304
Acquisition of Optonics using Credence common stock	$—	$21,066
Unrealized loss on available-for-sale investments	$820	$—

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three and six month periods ended April 30, 2004 and 2003 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (“Credence” or the “Company”) for the interim periods. The results of operations for the three and six month periods ended April 30, 2004 and 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2003 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive nature of our industry, customization of products, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, our dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attack and other geopolitical instability, effect of the Sarbanes-Oxley Act, and effects of certain anti-takeover provisions. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation.

Use of Estimates – The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (SFAS No. 13), which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 104 revenue recognition policy, the Company defers revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and 2003, the Company introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 and the six months of fiscal 2004 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future with new products. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting the Company’s testers in production. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

When the Company is able to separate multiple deliverables from one another, it recognizes revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with our revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Installation is considered to be inconsequential and perfunctory. The cost of installation can be reliably estimated and is accrued at shipment. In order to comply with Emerging Issues Task Force “Accounting for Revenue Arrangements with Multiple Deliverables,” (EITF 00-21), beginning in the fourth quarter of fiscal 2003, revenue related to the total value of installations not completed at the end of the period was deferred.

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

The Company sells stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”. The stand-alone software products are applications for integrated circuit, or IC, manufacturers and test and assembly contractors to help improve quality and shorten development lead times. The Company also has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed, instrumentation, and pin count, which are primarily a function of the hardware.

3. Stock-Based Compensation

At April 30, 2004, the Company has several stock-based employee compensation plans. The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, using the intrinsic value method. In addition, the Company applies the disclosure requirements of FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). Under SFAS 123, as amended by SFAS 148, the Company determines stock-based compensation costs based on the estimated fair value at the grant date for its stock options, and the estimated fair value at the issuance date for its employee stock purchase plan. Under APB 25, the Company does not recognize compensation expense unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants its stock options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes options pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of its stock-based awards to its employees. Stock based compensation expense already included in the reported net income (loss) is primarily a result of amortization of deferred compensation related to acquisitions.

The following table illustrates the effect on reported net income (loss) and income (loss) per share for the three and six months ended April 30, 2004 and 2003, respectively, as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net income (loss) as reported	$4,253	$(29,130)	$(7,216)	$(59,295)
Stock-based employee compensation expense included in reported net loss, net of related tax effects (1)	202	221	420	290
Less: Stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects (1)	(5,871)	(6,529)	(11,549)	(14,395)

Net loss, pro forma	$(1,820)	$(35,438)	$(18,345)	$(73,400)

Basic income (loss) per share as reported	$0.07	$(0.46)	$(0.11)	$(0.94)
Basic loss per share pro forma	$(0.03)	$(0.56)	$(0.28)	$(1.17)
Diluted income (loss) per share, as reported	$0.06	$(0.46)	$(0.11)	$(0.94)
Diluted loss per share pro forma	$(0.03)	$(0.56)	$(0.28)	$(1.17)

(1)	The Company has established a full valuation allowance for its net deferred tax assets. Therefore, for the three and six months ended April 30, 2004 and 2003, total stock based compensation expense has not been tax effected.

4. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	April 30, 2004	October 31, 2003
Raw materials	$52,996	$54,344
Work-in-process	21,479	14,009
Finished goods	20,682	15,003

	$95,157	$83,356

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

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. Previously, the Company operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment, or ATE, and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002, 2001, and 2000. During 2003, the software segment was significantly decreased in size and the remaining software operations were merged with the ATE segment. Currently, the Company operates in one industry segment, ATE. We also have a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

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

No impairment loss was recognized in connection with the adoption of SFAS No. 142 or during the first six months of fiscal 2004. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including discount rate used and estimated terminal value, reflect the Company’s best estimates.

The Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. In assessing the recoverability of the Company’s long-lived assets, the Company compares the carrying value of these assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of these assets, such assets are written down based on the excess of the carrying value over the fair value of these assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives ranging from two to ten years.

Other intangible assets subject to amortization were as follows (in thousands):

April 30, 2004	Cost	Accumulated Amortization	Net
Purchased technology	$54,906	$(30,432)	$24,474
Customer relations	7,702	(6,740)	962
Trademarks	2,053	(1,642)	411
Patents	862	(646)	216
Non-compete agreements	750	(469)	281

Total	$66,273	$(39,929)	$26,344

October 31, 2003	Cost	Accumulated Amortization	Net
Purchased technology	$54,906	$(27,001)	$27,905
Customer relations	7,702	(5,708)	1,994
Trademarks	2,053	(1,437)	616
Patents	862	(560)	302
Non-compete agreements	750	(282)	468

Total	$66,273	$(34,988)	$31,285

6. Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$4,253	$(29,130)	$(7,216)	$(59,295)
Interest on convertible subordinated notes	675	—	—	—
Amortization of convertible subordinated notes cost	288	—	—	—

Numerator for basic and diluted net income (loss) per share – net income (loss)	$5,216	$(29,130)	$(7,216)	$(59,295)

Denominator:
Denominator for basic net income (loss) per share- Weighted-average shares	64,211	63,064	64,250	62,993
Effect of dilutive securities-employee stock options	991	—	—	—
Effect of dilutive securities-convertible notes	15,915	—	—	—

Denominator for diluted earnings (loss) per share-adjusted weighted-average shares and assumed conversions	81,117	63,064	64,250	62,993

Basic net income (loss) per share	$0.07	$(0.46)	$(0.11)	$(0.94)

Diluted net income (loss) per share	$0.06	$(0.46)	$(0.11)	$(0.94)

At April 30, 2004 and 2003, there were options to purchase 9,779,015 and 14,335,522 shares of common stock outstanding at a weighted average exercise price of $20.43 and $16.21, respectively, which were excluded from the diluted net income (loss) per share calculation for the three and six months ended April 30, 2004 and 2003 as their effect was anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 that were included in the diluted income per share calculation for the three months ended April 30, 2004 because they were dilutive; however these shares were excluded from the diluted loss per share calculation for the six months ended April 30, 2004 as their effect was anti-dilutive in this period.

7. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks or rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company has not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on the Company’s financial statements. For VIEs acquired before February 1, 2003, FIN 46 required the Company to apply the accounting and disclosure rules in the first quarter of fiscal 2004. This requirement was superseded by issuance of revision to Interpretation No. 46, as noted below.

In December 2003, the FASB issued a revision to Interpretation No. 46 (FIN 46R) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to the issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the results of operations or financial condition of the Company.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

8. Contingencies and Guarantees

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Credence. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of Credence that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of April 30, 2004 and October 31, 2003.

As is customary in the Company’s industry and as provided for under local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sell and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

The Company leases some of its facilities and equipment under operating leases that expire through 2010 of which $0.7 million and $0.2 million have been written-off to special operating charges during the first six months of fiscal 2004 and 2003, respectively. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At April 30, 2004, the Company had open and committed purchase orders totaling approximately $124.5 million.

The following summarizes our minimum contractual cash obligations and other commitments at April 30, 2004, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$7,068	$1,794	$2,439	$1,028	$918	$492	$397
Bank loans and notes payable related to leased products	6,796	738	6,058	—	—	—	—
Interest on liabilities related to leased products	93	85	8	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—
Interest on convertible subordinated notes	10,913	1,350	2,700	2,700	2,700	1,463	—
Minimum payable for information technology outsourcing including fees for early termination	12,704	3,392	9,312	—	—	—	—
Open and non-cancelable purchase order commitments	124,523	124,523	—	—	—	—	—

Total contractual cash and other obligations	$342,097	$131,882	$20,517	$3,728	$3,618	$181,955	$397

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. The warranty accrual is included in the accrued expenses and other liabilities in the condensed consolidated balance sheets.

The following table represents the activity in the warranty accrual for the six months ended April 30, 2004 and 2003 (in thousands):

	Six Months Ended
	April 30, 2004	April 30, 2003
Beginning balance	$5,501	$4,316
Accruals for warranties issued during the period	9,029	2,609
Acquired pre-existing warranty obligations	—	614
Adjustments of prior period accrual estimates	(105)	(660)
Warranty claims made during the period	(5,330)	(2,273)

Ending balance	$9,095	$4,606

9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net income (loss)	$4,253	$(29,130)	$(7,216)	$(59,295)

Unrealized losses on available-for sale securities	(902)	(138)	(820)	(754)
Currency translation adjustment	806	(3,607)	(20)	(2,092)

Other comprehensive loss	(96)	(3,745)	(840)	(2,846)

Total comprehensive income (loss)	$4,157	$(32,875)	$(8,056)	$(62,141)

10. Acquisition

In February 2004, the Company acquired all assets of Credence - SZ GmbH (SZ GmbH) for approximately $649,000 in cash. Of the $649,000 paid, approximately $537,000 was accounted for as goodwill and included in the Company’s Condensed Consolidated Balance Sheet at April 30, 2004. SZ GmbH was the employer of the employees that were contracted to Credence-SZ Testsysteme GmbH. Credence-SZ Testsysteme GmbH is based in Amerang, Germany, with approximately 135 employees and is managed within the Company’s Mobile Products Group. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

11. Restructuring and Special Charges

Special charges – cost of goods sold

The Company reviews excess and obsolete inventory annually based on information available from the strategic planning process and also on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K under the heading “Inventories” for further discussion of the Company’s reserve methodology.

There were no special charges recorded in cost of goods sold since October 31, 2003. The schedule below shows all transactions relating to inventory that were originally expensed as a special charge to cost of goods sold. The total charges from the second and fourth quarter of fiscal 2001 and the fourth quarter of fiscal 2002 were approximately $92.5 million. Of this, approximately $43.6 million was scrapped, $19.6 million was written off and largely disposed of, $7.2 million was written down for lower of cost or market provisions, $1.3 million was donated and the remaining $20.8 million was still on hand as of April 30, 2004.

	Q2 FY01	Q4 FY01	Q4 FY02
Special Charges	$45,020	$38,003	$9,440
FY01 Capacity Write-off	(3,904)	—	—
FY01 Scrapping	(24,118)	—	—
FY01 ValStar write-off and disposal	(7,868)	—	—
FY01 Write-off and largely disposed	(6,410)	—	—

10/31/01 Balance	2,720	38,003	—

FY02 Scrapping	(1,326)	(6,205)	—
FY02 Write-off and largely disposed	(221)	(1,150)	—
FY02 Donation	(1,173)	(91)	—

10/31/02 Balance	—	30,557	9,440

FY03 Scrapping	—	(7,538)	(3,134)

10/31/03 Balance	—	23,019	6,306

FY04 Scrapping	—	(1,346)	—
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	—	(7,215)	—

4/30/04 Balance	$—	$14,458	$6,306

Restructuring – operating expenses

For the quarter ended January 31, 2003, the Company recorded restructuring charges of approximately $1.4 million as operating expenses related to headcount reductions and facility consolidations, which the Company implemented in the quarter. During this period, the Company reduced headcount by approximately 70. The bulk of the affected employees were in SG&A functions and a smaller number were in R&D. Also, during the quarter, the Company completed its plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining Oregon employees into its Hillsboro, Oregon facility. In addition to these restructuring charges, the Company also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for in-process research development resulting from the purchase of Optonics in January 2003.

In January 2004, the Company relocated its corporate headquarters to its owned facilities in Milpitas, California and vacated its previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. The Company will attempt to sublease the final building, consisting of 27,000 square feet. This lease expires in June 2005. During the quarter ended January 31, 2004, a special charge was recorded in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income for a lease in Austin, Texas.

The restructuring accrual is included in the accrued expenses and other liabilities in the condensed consolidated balance sheets. The following table illustrates the activity for the six months period ended April 30, 2004 and the estimated timing of future payments for major restructuring categories in the restructuring accrual (in thousands):

	Severance	Operating Leases	Total
Balance at October 31, 2003	$(233)	$(2,368)	$(2,601)
Operating leases written off	—	(653)	(653)
Cash Payments	230	1,000	1,230

Balance at April 30, 2004	$(3)	$(2,021)	$(2,024)

Estimated timing of future payouts:
Balance of fiscal 2004	3	988	991
Fiscal 2005	—	1,033	1,033
Fiscal 2006 and beyond	—	—	—

Total	$3	$2,021	$2,024

The opening balances at October 31, 2003 in the above table are associated with headcount reductions and facility consolidations implemented by the Company.

12. Industry Segment

The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of ATE used in the production of semiconductors. The Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment or ATE and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in the first three and six months of fiscal 2004 and 2003, representing less than 4% of net sales. The Company had a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

The Company’s net sales by product line consisted of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Digital and Mixed-Signal	61%	52%	61%	52%
Memory	19	8	17	11
Service	14	26	15	27
Emission Based Optical Probers	5	7	6	5
Software and Other	1	7	1	5

Total	100%	100%	100%	100%

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
North America	25%	32%	30%	38%
Taiwan	20	17	17	15
China	10	3	6	4
Southeast Asia	29	12	15	9
Rest of Asia Pacific	6	21	18	18
Europe & Middle East	10	15	14	16

Total net sales	100%	100%	100%	100%

For the three and six months ended April 30, 2004, one customer accounted for 13% of the Company’s net sales. For the three and six months ended April 30, 2003, no single customer accounted for 10% or more of the Company’s net sales.

As of April 30, 2004, two customers accounted for 11% and 29% of the Company’s gross accounts receivable, respectively. As of October 31, 2003, two customers accounted for 25% and 24% of the Company’s gross accounts receivable, respectively.

13. Subsequent Events

On May 27, 2004, the Company held a stockholders’ meeting to approve the purchase of NPTest Holding Corporation. The acquisition was approved by 91% of the Company’s voting shares.

On May 28, 2004, the Company completed its acquisition of NPTest Holding Corporation (NPTest) for an estimated preliminary purchase price of $678 million consisting of Credence stock and cash. On May 28, 2004, each NPTest common share outstanding immediately prior to the consummation of the merger was converted, directly or indirectly, into the right to receive 0.8 shares of Credence common stock and $5.75 in cash. The Company will issue approximately 32 million shares of Credence common stock and approximately $230 million of cash in exchange for approximately 40 million shares of NPTest common stock outstanding immediately prior to the merger. In addition, all outstanding options to purchase NPTest common stock were automatically converted into options to purchase approximately 4.1 million shares of Credence common stock. The approximate $230 million paid by Credence for the acquisition excludes transaction costs. This cash expenditure is partially offset by approximately $90 million of cash and investments held by NPTest. The acquisition of NPT will enable the Company to provide customers with a broader portfolio of solutions. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations.” The Company plans to complete the preliminary purchase price allocation during the third quarter of fiscal 2004.

On June 1, 2004, the Company announced restructuring activities related to the acquisition and integration of NPTest. These activities included a reduction in force of approximately 145 direct and temporary employees for the combined company, the consolidation of duplicate facilities and decisions on future product investment and development. The reduction in force included approximately 50 employees in manufacturing and service, approximately 45 employees in R&D and approximately 50 employees in SG&A functions. The Company expects to incur severance and related expenses of approximately $4 million in the third quarter of fiscal 2004 of which $2 million, related to former NPTest employees, will be included in the Company’s purchase cost of the NPTest acquisition and the remaining $2 million will be recorded as restructuring charges in operating expenses. The decisions regarding the consolidation of duplicate facilities will be determined over the next several weeks.

The decisions regarding future product development will be communicated in detail to the Company’s customers over the next several weeks. Under the Company’s inventory valuation policy, the Company reviews excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory values. The Company believes the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus the Company will be evaluating the current inventory valuations of our products in the upcoming months to determine if the inventory values have been impaired as a result of changes in customer purchasing patterns as a result of the announced future product plans. The primary area of market segment overlap is in the high-end system-on-a-chip marketplace where the Company has chosen to focus future investment on the development of the NPTest Sapphire product as opposed to the Company’s Octet product.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include statements regarding the continuing of revenue recognition practices, estimated future restructuring payments; communication of future product development to customers; evaluation of inventory valuations of products; recovery of test and assembly sector of semiconductor industry and the future outlook of our orders and sales; the fluctuation of sales, gross margins and operating results; taking of additional charges for excess and obsolete inventory; R&D expenses remaining flat; investment of significant resources in the development and completion of new products and product enhancements; SG&A expenses becoming higher; estimated annual amortization expenses; the sublease of the Fremont facility; recordation of full valuation allowance on tax benefits and the recognition of tax benefits; stability of gross margins; investments in inventory representing a significant portion of working capital; change to estimate of net realizable value of receivables, inventories or other assets and adequacy of accrued liabilities; payment to Schlumberger Limited; sufficiency of cash and investments to meet anticipated business requirements; future minimum lease payments and contractual cash obligations and other commitments; the introduction of new products and product enhancements in the future; the intent to pursue additional acquisitions utilizing cash, debt or equity securities; volatility in order activity; significant increase in the ASL and Kalos product line revenues; the dependence of our business upon capital expenditures of manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; continuation of shipment delays, delays in commitments and restructured purchase orders; the dependence of new orders upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; orders requiring more rapid delivery; higher shipment levels of larger production versions of Kalos 2; continued acceptance, volume production, timely delivery and customer satisfaction of our newer testers being critical to our financial performance; ATE industry being a competitive and volatile marketplace; continuing to face additional competition from larger competitors; our belief that to remain competitive, we must continue to expend significant resources; international sales accounting for a significant portion of total net sales; the difficulty and expense in obtaining director and officer liability insurance; our assessment of the need for derivatives; our anticipation that net sales for the third quarter will increase approximately 20% from the second quarter; and the completion of the preliminary purchase price allocation for the acquisition of NPTest. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, highly competitive nature of our industry, customization of products, rapid technological change, customer concentration, lengthy sales cycle, changes in financial accounting standards and accounting estimates, our dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attack and other geopolitical instability, effects of the Sarbanes-Oxley Act, and effects of certain anti-takeover provisions and those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

OVERVIEW

We design, manufacture, sell and service engineering validation test equipment, emission-based optical diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute software products that provide automation solutions in the IC design and test flow fields. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile, and static and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, emission-based optical diagnostics and failure analysis and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage, and, second, as they are produced in high volume. Our software products enable design and test engineers to develop and troubleshoot production test programs prior to fabrication of the device prototype. Collectively, our customers include major semiconductor manufacturers, fables design houses, foundries and assembly and test services companies.

Major business developments during the second quarter of fiscal 2004 include:

•	First quarterly profit in twelve quarters.

•	Stronger sales from our ASL and Kalos products.

•	Improved gross margin due to product mix and increased factory utilization.

•	Maintained strong cash and investment position.

•	Initiated the acquisition of NPTest and as of May 28, 2004, we completed the acquisition of NPTest which will enable us to provide customers with a broader portfolio of solutions.

We believe that most of the major ATE industry participants have not been consistently profitable for the years 2001 through 2003, indicating a very competitive marketplace mired in a cyclical downturn of unprecedented length and depth. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003. The test and assembly sector of the semiconductor equipment industry appears to be recovering from the severe downturn that began in fiscal 2001. There have been recent sequential improvements in the business environment; however, there is uncertainty as to the strength and length of the next cyclical growth phase. Until such time as we return to a period of sustainable profitability and due to continued low visibility, we maintain a cautious outlook for future orders and sales levels.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. On May 28, 2004, we completed our acquisition of NPTest for a preliminary purchase price of $678 million consisting of stock and cash. Our ability to effectively integrate NPTest will affect our future sales, gross margins and operating results. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

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

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Our revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (SFAS No. 13), which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 104 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and 2003, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 and the first six months of fiscal 2004 have been deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future with new products. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and related gross profit by us.

When we are able to separate multiple deliverables from one another, we recognize revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases, our orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with our revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Installation is considered to be inconsequential and perfunctory. The cost of installation can be reliably estimated and is accrued at shipment. In order to comply with Emerging Issues Task Force “Accounting for Revenue Arrangements with Multiple Deliverables,” (EITF 00-21), beginning in the fourth quarter of fiscal 2003, revenue related to the total value of installations not completed at the end of the period was deferred.

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

Allowance for Doubtful Accounts

Our sales and distribution partners perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example because of bankruptcy or deteriorations in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Inventory Valuation and Residual Values Related to Leased Products

We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical turn in our industry. These forecasts require us to estimate our ability to sell current and future products in the next cyclical industry turn and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written off, we carry that inventory at its reduced value until it is scrapped or otherwise disposed of. At April 30, 2004, approximately 12% of the net inventory balances are for our older Quartet mixed signal product.

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue in the period 2001 through 2003 and continued uncertainty regarding the timing and strength of the recovery in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of a cyclical recovery. In the third quarter of fiscal 2003, we recorded special charges to cost of goods sold of $1.3 million due to a legal settlement on cancelled purchase contracts with an inventory vendor and $0.6 million due to spare parts write-offs related to our Valstar product line. In addition, over the past three years we have recorded a total of $92.5 million in charges for the write-offs of excess and obsolete inventories. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or our current product development plans change.

On May 28, 2004, we completed the acquisition of NPTest. On June 1, 2004, we announced restructuring activities that included decisions on future product investment. The decisions regarding future product development will be communicated in detail to our customers over the next several weeks. Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we will be evaluating the current inventory valuations of our products in the upcoming months to determine if the inventory values have been impaired as a result of changes in customer purchasing patterns as a result of the announced future product plans. The primary area of market segment overlap is in the high-end system-on-a-chip marketplace where we have chosen to focus future investment on the development of the NPTest Sapphire product as opposed to our Octet product. We may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets as a result of this integration.

Residual values assigned to our products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically based on technological change and the forecasted business cycle.

Long-Lived Asset Valuation

Our long-lived assets consist primary of property, plant and equipment, goodwill and identified intangible assets.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “ Goodwill and Other Intangible Assets,” (SFAS 142), which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill effective November 1, 2002. In addition, on adoption, we reclassified certain intangibles with a net book value of $0.4 million, consisting of acquired workforce, which is no longer defined as an acquired intangible under SFAS 142 to goodwill.

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. Previously, we operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment, or ATE, and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to our operations in fiscal years 2002, 2001 and 2000. During 2003, the software segment was significantly decreased in size and the remaining software operations were merged with the ATE segment. Currently, we operate in one industry segment, ATE. We also have a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of our ATE segment are subject to similar economic characteristics. In addition, all of our products have common production processes, customers, and product life cycles.

We test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to a significant adverse change in the business climate or legal factors, unanticipated competition, loss of key personnel, a significant change in direction with respect to investment in a product or market segment, the likelihood that a significant portion of the business will be sold or disposed of, or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

No impairment loss has been recognized in connection with the adoption of SFAS 142 or during the first six months of fiscal 2004. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

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

We evaluate the carrying value of our long-lived assets, consisting primarily of our facilities, identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Identifiable long-lived assets that we acquired in acquisitions were generally evaluated by both interviews and data analysis to determine related fair value. Purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of two to ten years.

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

Deferred Taxes

When we prepare our consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our condensed consolidated balance sheet as part of the accrued expenses and other liabilities. The net deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our net deferred tax asset balance as of April 30, 2004 was subject to a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Restructuring Charges

The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan. In connection with restructuring activities, we recorded estimated restructuring charges in our operating expenses for relocating our corporate headquarters in the amount of $0.7 million, net of expected sublease income of a lease in Austin, Texas, during the first quarter of fiscal 2004, and restructuring charges for severance and facility consolidations of approximately $1.4 million in the first quarter of fiscal 2003. Given the significance of and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives and other special charges. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

RESULTS OF OPERATIONS

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.0	63.7	50.2	64.8

Gross margin	52.0	36.3	49.8	35.2
Operating expenses
Research and development	16.7	46.5	19.1	49.6
Selling, general and administrative	28.3	53.7	31.0	54.8
Amortization of purchased intangibles and deferred compensation	2.7	6.2	3.2	5.3
Restructuring charges including IPR&D	—	—	0.4	3.7

Total operating expenses	47.7	106.4	53.7	113.4

Operating income (loss)	4.3	(70.1)	(3.9)	(78.2)

Interest and other income, net	1.3	1.9	1.0	3.4

Income (loss) before income tax provision	5.6	(68.2)	(2.9)	(74.8)
Income tax provision	1.1	0.3	1.5	0.2

Income (loss) before minority interest (benefit)	4.5	(68.5)	(4.4)	(75.0)
Minority interest (benefit)	—	—	—	(0.1)

Net income (loss)	4.5%	(68.5)%	(4.4)%	(74.9)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, capital and operating lease and software sales. Net sales were $95.1 million for the second quarter of fiscal 2004 representing an increase of 124% from net sales of $42.5 million during the second quarter of fiscal 2003. Net sales increased approximately 40% from $68.1 million in the first quarter of fiscal 2004. Net sales increased $84.1 million, or 106%, to $163.3 million for the six months ended April 30, 2004 from $79.2 million for the six months ended April 30, 2003. These improvements in net sales were due primarily to a general upturn in the industry. In particular, revenue from our digital and mixed signal products increased from $21.9 million during the second quarter of fiscal 2003 to $58.0 million during the same period of 2004, constituting 61% of the total increase in net sales. For the six months ended April 30, 2004 and 2003, revenue from our digital and mixed signal products were $98.9 million and $41.2 million, respectively. Sustainability of the revenue levels is dependent upon the economic and geopolitical climate, as well as other risks described under the title “Risk Factors” herein. We anticipate that net sales for the third quarter will increase approximately 20% from the second quarter of fiscal year 2004, excluding any net sales from newly acquired companies.

International net sales accounted for approximately 75% of total net sales in the second quarter of fiscal 2004 compared with 68% in the second quarter of fiscal 2003. International net sales accounted for approximately 70% and 62% of total net sales in the first six months of fiscal 2004 and 2003, respectively. Our net sales to the Asia Pacific region accounted for approximately 65% and 53% of total net sales in the second quarter of fiscal 2004 and 2003, respectively, and thus are subject to the risk of economic instability in that region that may materially adversely affect the demand for our products. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may reoccur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as a recurrence of the Severe Acute Respiratory Syndrome health risks in the Asian region may affect future orders to this region and the timing of or payment for shipments made to this region.

Our net sales by product line in the first three and six months of fiscal 2004 and 2003 consisted of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Digital and Mixed-Signal	61%	52%	61%	52%
Memory	19	8	17	11
Service	14	26	15	27
Emission Based Optical Probers	5	7	6	5
Software and Other	1	7	1	5

Total	100%	100%	100%	100%

Revenues from software were not material to our operations in the first three and six months of 2004 and 2003, representing less than 4% of our net sales in each respective period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, sell-through of previously written-off inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin was 52% and 50% for the three and six month periods ended April 30, 2004, respectively. For the comparable periods ended April 30, 2003 the gross margins were 36% and 35%, respectively. The increase in gross margin reflects the higher utilization of manufacturing capacity we have at higher production levels, as well as a better mix of both newer products and also higher margin products. In addition, during the three and six month periods ended April 30, 2004 our gross margin benefited by $0.7 million and $1.0 million from the sale of Kalos components previously written-down for a lower of cost or market provision. We expect gross margins to be stable for the foreseeable future primarily due to sales of a mix of higher gross margin products and better manufacturing efficiencies resulting from higher business levels.

Research and Development

Research and development, or R&D, expenses were $15.9 million in the three months ended April 30, 2004, compared to $19.8 million for the same period in the prior fiscal year, a decrease of 20%. R&D expenses were $31.1 in the first six months of fiscal 2004, compared to $39.2 million from the same period in the prior fiscal year, a decrease of 21%. This decrease is primarily due to the reduction in our headcount of 163 people in the third quarter of fiscal 2003, of which 77 were in R&D. In addition, there are several products, including ASL3000 and Kalos2, that have either been released or are nearing release to manufacturing, resulting in less non recurring engineering (NRE) expenses associated with the development of those products. These savings were partially offset by the ongoing investment in new products and R&D expenses associated with the products obtained in the acquisition of Optonics, Inc., or Optonics, and the purchase of the net assets of SZ in January 2003. SZ and Optonics added a total of approximately 174 employees to Credence, of which about 30% perform R&D. As a percentage of net sales, R&D expenses were 17% and 19% for the three and six months of 2004, respectively, compared to 47% and 50% for the same periods in fiscal 2003, respectively. The decrease in R&D expenses as a percentage of net sales is primarily attributable to the higher sales levels during the three and six months of 2004 as compared with the same periods in fiscal 2003. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain relatively flat in absolute dollars for the rest of the fiscal year, excluding any expenses from newly acquired companies.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $27.0 million in the three months ended April 30, 2004, compared to $22.8 million for the same period in the prior fiscal year, an increase of 18%. SG&A expenses were $50.7 million in the first six months of fiscal 2004, compared to $43.4 million for the same period in the prior fiscal year, an increase of 17%. The increase is primarily due to an increase in variable compensation of $8.5 million for the six months period relating to an overall increase in net sales and profitability. In the third quarter of fiscal 2003, we accelerated the remaining depreciation for leasehold improvements and other fixed assets related to buildings located in Fremont that we vacated when we moved to our new headquarters in Milpitas. These accelerated depreciation charges ended in the first quarter of fiscal 2004. As a percentage of net sales, SG&A expenses were 28% and 31% for the first three and six months of fiscal 2004, respectively, compared with 54% and 55% for the same periods in fiscal 2003, respectively. The decrease in SG&A expenses as a percentage of net sales is primarily attributable to the higher sales levels during the first three and six months of 2004 as compared with the same periods in fiscal 2003. Due to expenses associated with higher sales levels, we expect SG&A expenses for the remainder of fiscal 2004 to be higher in absolute dollars when compared to those expenses recorded in the last six months of fiscal 2003, excluding any expenses from newly acquired companies.

Amortization of Purchased Intangibles and Deferred Compensation

Amortization of purchased intangible and deferred compensation expenses of $2.6 million for the three months ended April 30, 2004, remained consistent with $2.6 million for the same period of the prior fiscal year. Amortization of purchased intangible and deferred compensation expenses were $5.2 million for the six months of fiscal 2004, compared to $4.2 million for the same period in the prior fiscal year, an increase of 25%. The increase in amortization expense for the first six months was due to the additional amortization resulting from the purchase of Optonics. As of November 1, 2002, we adopted Statements of Financial Accounting Standards “Goodwill and Other Intangible Assets” No. 142, or SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Remaining estimated annual amortization expense for purchased intangibles and deferred compensation is expected to be $4.0 million, $6.7 million, $5.2 million, $4.9 million, $3.0 million, $2.3 million, and $1.2 million for the remaining two quarters of fiscal 2004 and for fiscal years 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Restructuring Charges and In-process Research and Development

In January 2004, we relocated our corporate headquarters to our owned facilities in Milpitas, California and vacated our previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. We will attempt to sublease the final building, consisting of 27,000 square feet. This lease expires in June 2005. During the quarter ended January 31, 2004, we recorded a restructuring charge in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income for a lease in Austin, Texas.

During the first quarter of fiscal 2003, we recorded a restructure charge of approximately $1.4 million for severance charges, and a lease write-off that was included in operating expenses. These charges were associated with headcount reductions and the completion of the consolidation of our Integrated Measurement Systems, Inc., or IMS, facility in Beaverton, Oregon into our Hillsboro, Oregon site. During the first fiscal quarter of 2003, we reduced our headcount by approximately 70 persons. The majority of the affected employees were in SG&A functions with a smaller number were in R&D. In addition, we recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. The charge was recorded as an operating expense.

Interest and Other Income, Net

We generated net interest and other income of $1.3 million and $1.6 for the first three and six months of fiscal 2004, respectively, as compared to $0.8 million and $2.7 for the same periods of fiscal 2003, respectively. The sequential increase for the three months ended April 30, 2004, was primarily attributable to a $0.4 million gain on fixed asset sales. The decrease for the six months was primarily attributable to $1.4 million of interest expenses related to the convertible subordinated notes that we issued in June 2003.

Income Taxes

We recorded an income tax provision of $1.1 million and $2.4 million for the three and six months ended April 30, 2004, respectively, as compared to $0.1 million and $0.2 million for the same periods of fiscal 2003, respectively. The income tax expense for the periods consist of foreign tax on earnings and foreign withholding taxes generated from our foreign operations. We expect to record a full valuation allowance on domestic tax benefits until we can sustain a consistent level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of fiscal 2004 net cash provided by operating activities was $12.3 million. The primary source of this cash resulted from reductions in net working capital in the amount of $6.0 million, and a net loss of $7.2 million offset by depreciation and amortization adjustments and provision for inventory write down during the period of $26.0 million.

Investing activities provided cash of $24.7 million during the first six months of fiscal 2004, primarily attributable to $31.7 million of cash received from net sales of available-for-sale securities partially offset by $8.4 million of cash used for purchases of structural and tenant improvements for our new Milpitas headquarters and other property, plant and equipment to support our business.

Financing activities provided net cash of $1.5 million during the first six months of fiscal 2004. The cash provided was primarily from $4.5 million received from the issuance of common stock relating to our employee equity plans which was offset by payments of bank loans and notes payable related to leased products of $2.8 million.

As of April 30, 2004, we had working capital of $342.8 million, including cash and short-term investments of $254.0 million, and accounts receivable and inventories totaling $193.2 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. Events related to these factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

On May 28, 2004, we completed our acquisition of NPTest Holding Corporation (NPTest) for an estimated preliminary purchase price of $678.0 million consisting of our stock and cash. On May 28, 2004, each NPTest common share outstanding immediately prior to the consummation of the merger was converted, directly or indirectly, into the right to receive 0.8 shares of our common stock and $5.75 in cash. We will issue approximately 32 million shares of our common stock and approximately $230.0 million of cash in exchange for approximately 40 million shares of NPTest common stock outstanding immediately prior to the merger. In addition, all outstanding options to purchase NPTest common stock were automatically converted into options to purchase approximately 4.1 million shares of our common stock. The approximate $230.0 million paid by us for the acquisition excludes transaction costs. This cash expenditure is partially offset by approximately $90.0 million of cash and investments held by NPTest. The acquisition of NPT will enable us to provide customers with a broader portfolio of solutions. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations.” We plan to complete the preliminary purchase price allocation during the third quarter of fiscal 2004.

As a result of this acquisition, we may be required to make a payment to Schlumberger Limited at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger Limited. The future payment date may be triggered by various events, including certain distributions by NPTest Holding, LLC to its members, or at Schlumberger’s option, it can be triggered on December 16, 2004 or on May 28, 2005. The payment amount is contingent upon the value of our common stock at the time of distribution. If triggered by Schlumberger’s option, we may generally settle this payment in cash or stock. As of June 8, 2004, this obligation was approximately $28.5 million. If triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger will have to be made in cash or stock or both. We may engage in discussions with Schlumberger with regard to this payment, which discussions may include acceleration of the payment and the payment of the obligation in the form of cash or stock.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and in the foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

We lease some of our facilities and equipment under operating leases that expire through 2010 of which $0.7 million have been written-off to special operating charges during the first six months of fiscal 2004, net of expected sublease income. The approximate future minimum lease payments at April 30, 2004 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2004	$1,794	$988	$806
Fiscal 2005	2,439	1,033	1,406
Fiscal 2006	1,028	—	1,028
Fiscal 2007	918	—	918
Fiscal 2008 to 2010	889	—	889

	$7,068	$2,021	$5,047

The following summarizes our minimum contractual cash obligations and other commitments at April 30, 2004, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$7,068	$1,794	$2,439	$1,028	$918	$492	$397
Bank loans and notes payable related to leased products	6,796	738	6,058	—	—	—	—
Interest on liabilities related to leased products	93	85	8	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—
Interest on convertible subordinated notes	10,913	1,350	2,700	2,700	2,700	1,463	—
Minimum payable for information technology outsourcing including fees for early termination	12,704	3,392	9,312	—	—	—	—
Open and non-cancelable purchase order commitments	124,523	124,523	—	—	—	—	—

Total contractual cash and other obligations	$342,097	$131,882	$20,517	$3,728	$3,618	$181,955	$397

Net transfers of inventory to property, plant and equipment was $0.6 million for the first six months ended April 30, 2004. Spare parts for our mature products that are used in our service business are classified as property, plant and equipment. In addition, we capitalize a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized spare parts and finished goods are sold to third parties, the transaction is recorded as a sale of a fixed asset.

The open and non-cancelable purchase order commitments are primarily for inventory purchases being made to support the anticipated revenues for the third and fourth quarters of fiscal 2004.

As of April 30, 2004, our principal sources of liquidity consisted of approximately $65.7 million of cash and cash equivalents, and short-term investments of $188.4 million. In addition, we had $86.2 million of available-for-sale securities, classified as long-term investments at April 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks or rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, FIN 46 required us to apply the accounting and disclosure rules in the first quarter of fiscal 2004. This requirement was superseded by issuance of revision to Interpretation No. 46, as noted below.

In December 2003, the FASB issued revision to Interpretation No. 46 (FIN 46R) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our results of operations or financial condition.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue

Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

RISK FACTORS

Our operating results have fluctuated significantly which has and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	labor and materials supply constraints;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	difficulties integrating NPTest into our organization;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities and of Severe Acute Respiratory Syndrome, or SARS, especially in Asia.

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

We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure in the past to meet these expectations has adversely affected the market price of our common stock and may continue to do so. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. Many of these expenses are fixed and will be difficult to reduce in a particular period if our net sales goal for that period is not met. As a result, we cannot be certain that we will be profitable in the future.

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

On May 28, 2004, we consummated the purchase of NPTest. The size and scope of this transaction with NPTest increases both the scope and consequence of these ongoing integration risks. Even if the acquisition is successfully integrated, we may not receive all of the expected benefits of the transaction.

For these reasons, we cannot be certain what effect acquisitions may have on our business, financial condition and results of operations.

If we are not successful in integrating NPTest into our organization, the anticipated benefits of the merger may not be realized.

Achieving the anticipated benefits of the merger will depend, in part, on the integration of technology, operations and personnel of Credence and NPTest. We cannot assure you that the integration will be successful or that the anticipated benefits of the merger will be fully realized. The challenges involved in this integration include the following:

•	satisfying the needs of the combined company’s customers in a timely and efficient manner;

•	persuading the employees that our business culture is compatible with NPTest’s business culture and retaining the combined company’s key personnel;

•	maintaining the dedication of the combined company’s management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	maintaining the combined company’s management’s ability to focus on anticipating, responding to or utilizing changing technologies in the IC test equipment industry;

•	maintaining NPTest’s key supplier relationships; and

•	introduction by competitors of new, disruptive technologies to the marketplace which reduce NPTest’s market share prior to the successful integration of the two companies.

In addition, after the transaction, we intend to develop new products that combine NPTest’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of our businesses to fluctuate and fail to meet expectations. To date, we have not completed its investigation into the challenges (technological, market-driven or otherwise) of developing and marketing these new products. There can be no assurance that we will be able to overcome these challenges, or that a market for such new products will develop after the merger.

It is not certain that we can successfully integrate NPTest in a timely manner or at all or that any of the anticipated benefits will be realized. In addition, we cannot assure you that there will not be substantial unanticipated costs associated with the integration process, that integration activities will not result in a decrease in revenues, a decrease in the value of our common stock, or that there will not be other material adverse effects from our integration efforts.

If we are unable to successfully integrate NPTest, or if the benefits of the merger do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

Customer and employee uncertainty related to the merger could harm the combined company.

In response to the announcement of the merger, some of our customers may and some of our customers have delayed or deferred purchasing decisions. Some of our and NPTest’s products may have similar qualities. Any delay or deferral in purchasing decisions by our or NPTest’s customers could seriously harm the business of the combined company. Similarly, our and NPTest employees may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. This may adversely affect the combined company’s ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm the combined company.

As a result of our acquisition of NPTest, we may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets.

On June 1, 2004, we announced restructuring activities related to the acquisition and integration of NPTest. These activities included a reduction in force of approximately 145 employees, the consolidation of duplicate facilities, and decisions on future product investment and development. The decisions regarding future product development will be communicated in detail to our customers over the next weeks. Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we will be evaluating the current inventory valuations of our products in the upcoming months to determine if the inventory values have been impaired. The primary area of market segment overlap is in the high-end system-on-a-chip marketplace where we have chosen to focus future investment on the development of the NPTest Sapphire product rather than our Octet product. We may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets as the result of this integration.

Credence and NPTest expect to incur significant costs associated with the merger.

To date, the combined company has incurred approximately $1.5 million in direct costs associated with the merger which will be capitalized as part of the overall purchase cost. We believe the combined entity may incur charges to operations, which are not reasonably capable of estimation at this time, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

The semiconductor industry has been cyclical.

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. Although the test and assembly sector of the semiconductor equipment industry appears to be recovering from a severe downturn, there is uncertainty as to the strength and length of the next cyclical growth phase. The downturn contributed to weakened order activity, order cancellation activity, and customer-requested shipment delays from our backlog. Until such time as we return to a sustained growth period, we expect a continuing volatility in order activity. Though revenue levels have improved throughout fiscal 2004, revenues may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 225 people. Throughout fiscal 2003, we reduced our worldwide workforce by 233 people, excluding the effect of the acquisitions for a total of 20% over the 2003 fiscal year. We took charges related to these reductions in force of $3.2 million throughout fiscal 2001, $5.7 million during fiscal 2002 and $3.4 million during fiscal 2003. Additionally, remaining employees were required to take time off during certain periods throughout fiscal 2001-2004. Other initiatives during fiscal years 2001 – 2003 included a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

As a result of the rapid and steep decline in revenue during the latest downturn, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $9.4 million in the fourth fiscal quarter of 2002 for the write-off of excess inventories. In addition, during the third quarter of fiscal 2003, we recorded special charges in cost of goods sold of $1.9 million related to a settlement with an inventory supplier and spare part write-offs associated with a discontinued product line. At April 30, 2004, approximately 12% of the net inventory balances are for our older Quartet mixed signal product.

We have approximately $124.5 million of open and non-cancelable purchase order commitments outstanding at April 30, 2004. These are primarily for inventory purchases being made to support the anticipated revenues for the third and fourth quarters of fiscal 2004. In particular, we are anticipating a significant increase in the ASL and Kalos product line revenues; if such increases in revenues do not occur, it could have a material adverse effect on our business, financial condition or results of operations.

On June 1, 2004, we announced restructuring activities related to the acquisition and integration of NPTest. These activities included a reduction in force of approximately 145 employees, the consolidation of duplicate facilities, and decisions on future product investment and development. The decisions regarding future product development will be communicated in detail to our customers over the next weeks. Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we will be evaluating the current inventory valuations of our products in the upcoming months to determine if the inventory values have been impaired. If it is determined that inventory values have been impaired, we will need to take additional expense charges which could be substantial and which could have a material adverse effect on our business, financial condition or results of operations.

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

As a result of the latest cyclical downturn of the semiconductor industry, we have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may continue to be materially adversely affected by any factor materially adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry.

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

Furthermore, we generally ship products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period or a delay in receiving customer acceptance from a customer may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many of our testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next. Furthermore, as our competitors announce new products and technologies and as we complete acquisitions of similar technologies, such as certain product offerings of NPTest, customers may defer or cancel purchases of our existing systems. We cannot forecast the impact of these and other factors on our sales and operating results.

We may continue to experience delays in development, introduction, production in volume, and recognition of revenue from sales of our product.

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue has been recognized from the Octet product family through April 30, 2004. We are currently moving to higher volume manufacturing of our Kalos 2 product. Revenue for this product line has been limited to the personal engineering version to-date. We are anticipating higher shipment levels of the larger production versions of this product in the upcoming months and toward that end have begun to make significant inventory purchases and commitments. We have historically experienced some delays related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 104, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties, including difficulties resulting from the integration of NPTest, that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

Over the last several years we have experienced significant fluctuations in our operating results. In the first six months of fiscal 2004, our net sales increased by 106% from those recorded in the first six months of fiscal 2003, and in fiscal 2003, our net sales increased by 11% from those recorded in fiscal 2002; however, in fiscal 2002, our net sales fell 46% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001, we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002 and 2003, we introduced several products that are evolutions or derivatives of existing products as well as products that are largely new. Under our revenue recognition policy adopted in accordance with SAB 104, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 29%, 19%, 20% and 13% of our net sales in the first six months of fiscal 2004 and in the fiscal years ended October 31, 2003, 2002 and 2001, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets, arrangements involving multiple deliverables, consolidation of variable interest entities, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, effective November 1, 1999, we changed our method of accounting for systems revenue based on guidance provided in SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Also, on June 29, 2001, the Financial Accounting Standards Board (FASB) pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142) that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. On March 31, 2004, FASB issued a proposed statement which would eliminate the ability to account for stock-based compensation transactions using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and generally would require instead that such transactions be accounted for using the fair value based method. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2003 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of stock-based compensation.

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

International sales accounted for approximately 70%, 62%, 64%, and 55% of our total net sales for the first six months of fiscal 2004, and for the fiscal years 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 56% of our total net sales during the six months quarter of fiscal 2004 and 38%, 42% and 38% of our total net sales in fiscal years 2003, 2002 and 2001, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

No single foreign end-user customer accounted for more than 10% of our net sales during the first six months 2004 or 2003. However, one end-user customer headquartered in Europe accounted for 10% of our net sales in fiscal 2003.

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

Some of our customers have received notices from the foundation of Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We have been notified by customers that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson’s patents, and that if it is determined that the customers infringe Mr. Lemelson’s patents, those customers may intend to seek indemnification from us for damages and other related expenses.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. Part of our investment portfolio may include minority equity investments in publicly traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.

The table below presents notional amounts and related weighted–average interest rates by year of maturity for our investment portfolio (in thousands, except percentage amounts).

		Future maturities of investments held at April 30, 2004
	Balance at 10/31/03	2004	2005	2006	2007	Thereafter
Cash equivalents
Fixed rate	$27,318	$65,669	$—	$—	$—	$—
Average rate	0.46%	0.33%	—%	—%	—%	—%
Short term investments
Fixed rate	$258,578	$165,235	$22,741	$—	$—	$—
Average rate	2.94%	2.36%	2.82%	—%	—%	—%
Long term investments
Fixed rate	$50,184	$—	$63,016	$23,159	$—	$—
Average rate	4.08%	—%	3.88%	5.20%	—%	—%

Total investment securities	$336,080	$230,904	$85,757	$23,159	$—	$—
Average rate	2.91%	1.78%	3.60%	5.20%	—%	—%
Equity instruments	$498	$395	$—	$—	$—	$—

We mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification

The sensitivity analysis model used by the Company for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $420,000. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company’s management.

Foreign Exchange

We generate a significant portion of our net sales from sales to customers located outside the United States, principally in Asia and to a lesser extent Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars and occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency gains (losses) were approximately $380,000 and $259,000 for the three and six months ended April 30, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security holders

Our stockholders voted upon the following proposals at the Annual Meeting of Stockholders held on March 23, 2004.

1.	A proposal to elect one director to serve for a two-year term ending in 2006 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Bruce R. Wright	57,159,075	2,001,963

A proposal to elect three directors each to serve for a three-year term ending in 2007 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Richard M. Beyer	56,338,289	2,822,749
William G. Howard, Jr.	55,818,369	3,342,669
Thomas R. Franz	38,714,575	20,446,463

2.	A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors was approved as follows:

For	Against	Abstain
58,263,974	854,426	42,638

Item 5. Other Information

On May 28, 2004, we completed our acquisition of NPTest Holding Corporation (NPTest) for a preliminary purchase price of $678 million consisting of stock and cash. On May 28, 2004, each NPTest common share outstanding was converted into a right to acquire, directly or indirectly, 0.8 shares of Credence common stock and $5.75 in cash, resulting in approximately 32 million shares of our common stock and $230 million of cash paid by us for the acquisition excluding transaction costs. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations.”

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K

1) The Company furnished a report on Form 8-K on February 19, 2004, containing the Company’s preliminary results for its first fiscal quarter ended January 31, 2004.

2) The Company filed a report on Form 8-K on February 23, 2004, announcing the execution of the definitive Agreement and Plan of Reorganization pursuant to which the Company had agreed to acquire NPTest Holding Corporation.

3) The Company filed a report on Form 8-K on February 24, 2004, containing the definitive Agreement and Plan of Reorganization pursuant to which the Company had agreed to acquire NPTest Holding Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

June 9, 2004 Date	/S/ JOHN R. DETWILER
John R. Detwiler
John R. Detwiler, Senior Vice President,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
2.1(1)	Agreement and Plan of Reorganization dated February 22, 2004, by and among the Registrant, Cataline Corporation and NPTest Holding Corporation

3.1 (2)	Amended and Restated Certificate of the Company

3.2 (3)	Amended and Restated Bylaws of the Company, as Currently in Effect

4.1 (2)	Certificate of Designation for the Non-Voting Convertible Stock of the Registrant

10.1	Employment Agreement dated May 28, 2004; by and between the Registrant and Brett Hooper

10.2	NPTest Holding Corporation 2003 Stock Incentive Plan

10.3	Form of Stock Option Agreement under NPTest Holding Corporation 2003 Stock Incentive Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K (File No. 000-22366) filed on February 24, 2004.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22366) filed on June 13, 2000.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22366) filed on March 15, 2002.

(4)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.