Form 10-Q
period 2004-07-31
CREDENCE SYSTEMS CORP
filed 2004-09-14
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

At September 1, 2004, there were 85,312,421 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2004	October 31, 2003[a]
ASSETS
Current assets:
Cash and cash equivalents	$129,152	$27,318
Short-term investments	31,273	258,578
Accounts receivable, net	171,790	65,627
Inventories	134,664	79,573
Prepaid expenses and other current assets	52,276	15,981

Total current assets	519,155	447,077
Long-term investments	16,898	50,682
Property, plant and equipment, net	109,461	93,960
Goodwill	419,394	37,531
Other intangible assets, net	122,740	31,285
Other assets	51,692	37,958

Total assets	$1,239,340	$698,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans and notes payable – leased products	$6,426	$9,350
Accounts payable	65,551	23,303
Accrued expenses and other current liabilities	130,573	45,770
Deferred profit	15,094	4,556

Total current liabilities	217,644	82,979
Convertible subordinated notes	180,000	180,000
Notes payable – leased products	—	1,058
Other liabilities	34,117	3,829
Stockholders’ equity	807,579	430,627

Total liabilities and stockholders’ equity	$1,239,340	$698,493

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2003.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net sales
Systems, upgrades, software	$137,980	$35,743	$277,489	$93,542
Services, spare parts	25,738	9,717	49,491	31,092

Total net sales	163,718	45,460	326,980	124,634

Cost of goods sold
Systems, upgrades, software	68,372	22,645	135,732	60,360
Services, spare parts	17,158	5,946	31,675	19,530
Special charges	46,206	1,937	46,206	1,937

Total cost of goods sold	131,736	30,528	213,613	81,827
Gross margin	31,982	14,932	113,367	42,807
Operating expenses:
Research and development	23,856	17,504	54,945	56,753
Selling, general and administrative	36,977	24,341	87,646	67,723
In-process research and development	7,900	—	7,900	1,510
Restructuring charges	2,969	2,197	3,622	3,589
Amortization of purchased intangible assets & deferred compensation (1)	5,345	2,622	10,589	6,834

Total operating expenses	77,047	46,664	164,702	136,409

Operating loss	(45,065)	(31,732)	(51,335)	(93,602)

Interest income	245	2,527	2,770	5,632
Interest expense	(1,695)	(1,452)	(3,349)	(1,884)
Other income and (expense), net	14,828	(707)	15,539	(679)

Loss before income tax provision	(31,687)	(31,364)	(36,375)	(90,533)
Income tax	1,479	238	3,904	435

Loss before minority interest (benefit)	(33,166)	(31,602)	(40,279)	(90,968)
Minority interest (benefit)	(1)	109	103	36

Net loss	$(33,165)	$(31,711)	$(40,382)	$(91,004)

Net loss per share
Basic	$(0.42)	$(0.50)	$(0.58)	$(1.46)

Diluted	$(0.42)	$(0.50)	$(0.58)	$(1.46)

Number of shares used in computing per share amount
Basic	78,647	63,191	69,407	62,474

Diluted	78,647	63,191	69,407	62,474

(1) Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$84	$—	$106	$—
Research and development	129	—	129	—
Selling, general and administrative	498	151	893	303

Total amortization of deferred compensation	$711	$151	$1,128	$303

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(40,382)	$(91,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,626	28,992
Non-cash cost of goods sold - special charges and restructuring charges	43,872	3,564
Provision for inventory write downs	6,130	4,476
In-process research and development	7,900	1,510
Provision for allowance for doubtful accounts	(939)	1,221
Loss (gain) on disposal of property and equipment	(1,166)	2,839
Realized loss on available-for-sale securities	369	1,817
Minority interest	55	36
Changes in operating assets and liabilities:
Accounts receivable, net	(67,424)	(12,069)
Inventories	(44,102)	2,836
Income tax receivable and payable	(10,788)	26,113
Prepaid expenses and other current assets	971	(5,941)
Accounts payable	22,187	(2,309)
Accrued expenses and other current liabilities	24,597	(3,234)
Deferred profit	10,541	(6,517)

Net cash used in operating activities	(8,553)	(47,670)
Cash flows from investing activities:
Purchases of available-for-sale securities	(187,251)	(187,963)
Sales and maturities of available-for-sale securities	464,506	163,790
Acquisition of property, plant and equipment	(16,742)	(4,801)
Acquisition of NPTest and SZ GmbH, net of cash and cash equivalents acquired	(159,866)	—
Acquisition of other assets	(919)	(4,340)
Proceeds from sale of property, plant and equipment and leased equipment	1,612	—

Net cash provided by (used in) investing activities	101,340	(33,314)
Cash flows from financing activities:
Issuance of 1 1/2% convertible notes, net of transaction costs	—	174,604
Issuance of common & treasury stock	11,547	3,111
Payments of liabilities related to leased products	(2,815)	(4,880)
Other	(213)	150

Net cash provided by financing activities	8,519	172,985
Effects of exchange rate on cash and cash equivalents	528	—

Net increase in cash and cash equivalents	101,834	92,001
Cash and cash equivalents at beginning of period	27,318	50,192

Cash and cash equivalents at end of period	$129,152	$142,193

Supplemental disclosures of cash flow information:
Interest paid	$2,573	$708
Income taxes paid (received)	$252	$(22,536)
Noncash investing activities:
Net transfers of inventory to property and equipment	$1,296	$3,107
Acquisition of Optonics using Credence common stock	$—	$21,046
Acquisition of NPTest using Credence common stock	$414,622	$—
Unrealized loss on available-for-sale securities	$594	$1,237

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three and nine month periods ended July 31, 2004 and 2003 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for acquisition, special charges related to cost of goods sold and restructuring charges adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with accounting principles generally accepted in the United States. The results of operations for the three and nine month periods ended July 31, 2004 and 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2003 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, our highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attacks and other geopolitical instability, effects of Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business - Credence Systems Corporation (Credence or the Company) was incorporated in California in March 1982 to succeed a sole proprietorship and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of engineering validation test equipment diagnostic and failure analysis products and automatic test equipment (ATE) used for testing semiconductor integrated circuits, or ICs. The Company also develop, license and distribute software products that provide automation solutions in the IC design and test flow fields. The Company serves a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile and static and non-volatile memory semiconductors.

In May 2004, the Company completed its acquisition of NPTest Holding Corporation (NPTest). NPTest designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. In accordance with Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations,” the acquisition was accounted for as a purchase transaction, and the Company has included in its results of operations, for the three and nine months ended July 31, 2004, the results of NPTest beginning on May 29, 2004.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the period presented.

Use of Estimates – The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Minority Interest - The Company liquidated Credence-Innotech Corporation, its joint venture with Innotech Corporation in Japan during the third quarter of 2004.

2.	Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13 (SFAS No. 13), “Accounting for Leases,” which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 104 revenue recognition policy, the Company defers revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and 2003, the Company introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 and the nine months of fiscal 2004 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future with new products. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting the Company’s testers in production. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

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

Sales in the United States are principally through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. The Company does not typically sell inventory to its distributors for eventual sale to end-users, but rather the Company sells product to the distributors on the basis of a purchase order received from an end-user. The Company evaluates any revenue recognition issues with respect to the end customer in light of its revenue recognition policy and in accordance with SAB 104.

The Company sells stand-alone software products and the revenue recognition policies related to these sales fall within the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition.” The stand-alone software products are applications for integrated circuit, or IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. The Company also has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore is excluded from the scope of SOP 97-2 since the embedded software in its products is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed, instrumentation, and pin count, which are primarily a function of the hardware.

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

At July 31, 2004, the Company had several stock-based employee compensation plans. The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, using the intrinsic value method. In addition, the Company applies the disclosure requirements of Financial Acccounting Standards Board (FASB) SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under SFAS 123, as amended by SFAS 148, the Company determines stock-based compensation costs based on the estimated fair value at the grant date for its stock options, and the estimated fair value at the issuance date for its employee stock purchase plan. Under APB 25, the Company does not recognize compensation expense unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants its stock options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes options pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the value of its stock-based awards to its employees. Stock based compensation expense already included in the reported net loss is primarily a result of amortization of deferred compensation related to acquisitions.

The following table illustrates the effect on reported net loss and loss per share for the three and nine months ended July 31, 2004 and 2003, respectively, as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net loss as reported	$(33,165)	$(31,711)	$(40,382)	$(91,004)
Stock-based employee compensation expense included in reported net loss, net of related tax effects (1) (2)	711	151	1,128	303
Less: Stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects (1) (2)	(7,085)	(3,946)	(22,915)	(18,745)

Pro forma net loss	$(39,539)	$(35,506)	$(62,169)	$(109,446)

Basic net loss per share as reported	$(0.42)	$(0.50)	$(0.58)	$(1.46)
Basic net loss per share pro forma	$(0.50)	$(0.56)	$(0.90)	$(1.75)
Diluted net loss per share as reported	$(0.42)	$(0.50)	$(0.58)	$(1.46)
Diluted net loss per share pro forma	$(0.50)	$(0.56)	$(0.90)	$(1.75)

(1)	The Company has recorded a full valuation allowance for its net deferred tax assets. Therefore, for the three and nine months ended July 31, 2004 and 2003, total stock based compensation expense has not been tax effected.
(2)	For the three and nine months ended July 31, 2004, total stock-based compensation expense included NPTest converted stock options.

4. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	July 31, 2004	October 31, 2003
Raw materials	$69,392	$50,561
Work-in-process	29,729	14,009
Finished goods	35,543	15,003

Total	$134,664	$79,573

5. Balance Sheets Components

Prepaid expenses and other current assets:

	July 31, 2004	October 31, 2003
Short-term lease receivables	$1,165	$1,261
Deferred tax assets	29,362	—
Other prepaid expenses	21,749	14,720

Total	$52,276	$15,981

Property, plant and equipment:

	July 31, 2004	October 31, 2003
Land	$26,886	$26,509
Buildings	35,911	31,422
Machinery and equipment	109,075	95,222
Software	27,736	26,712
Leasehold improvements	39,850	26,800
Furniture and fixtures	11,253	10,786

	250,711	217,451
Less accumulated depreciation	(141,250)	(123,491)

Net property, plant and equipment	$109,461	$93,960

Other assets:

	July 31, 2004	October 31, 2003
Long-term lease receivables	$5,277	$7,001
Lease assets	3,884	9,871
Field service spares	29,538	11,934
Other assets	12,993	9,152

Total	$51,692	$37,958

Accrued expenses and other current liabilities:

	July 31, 2004	October 31, 2003
Accrued payroll and related liabilities	$22,630	$9,009
Accrued bonuses	4,825	—
Accrued warranties	16,949	5,501
Deferred revenue	17,474	9,981
Income taxes payable	13,676	7,581
Contingent payable to Schlumberger	15,200	—
Accrued restructuring charges	1,896	2,601
Accrued distributor commissions	7,496	2,395
Other accrued liabilities	30,427	8,702

Total	$130,573	$45,770

Other liabilities:

	July 31, 2004	October 31, 2003
Other long-term liabilities	$4,654	$3,829
Deferred tax liabilities	29,463	—

Total	$34,117	$3,829

6. Acquisitions

NPTest Holding Corporation:

         In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of preferred stock at a conversion ratio of 100 to 1, with a fair value of approximately $376.5 million. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of the Company’s common stock of $11.77 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total preliminary purchase price (in thousands):

Cash	$229,950
Common stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,863

Total purchase price	$650,435

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible stock of the Company as the result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged into 0.008 of a share of the Company’s non-voting convertible stock. Each share of the non-voting convertible stock is convertible into 100 shares of the Company’s common stock. The non-voting convertible stock is identical in all respects to the Company’s common stock except that, prior to conversion, it has no voting rights, but has a liquidation preference of $0.001 per share. The non-voting convertible stock is classified as preferred stock. As of July 31, 2004, the majority owner had converted 79,754 shares of the Company’s non-voting convertible stock into 7,975,400 shares of the Company’s common stock leaving 123,282 shares outstanding which are convertible into 12,328,200 shares of the Company’s common stock.

In accordance with SFAS No. 141 (SFAS 141), “Business Combinations,” the purchase was accounted for as a purchase transaction and the Company has included in its results of operations, for the three and nine months ended July 31, 2004, the results of NPTest beginning on May 29, 2004. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, and deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangible assets with indefinite lives are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been preliminarily allocated as follows (dollars in thousands):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Cash and cash equivalents	$76,103	$—	—
Short-term investments	19,481	—	—
Accounts receivable	37,673	—	—
Inventories	60,027	—	—
Prepaid expenses and other current assets	35,037	—	—
Property, plant and equipment	18,238	—	—
Other assets	24,185	—	—
Accounts payable	(19,777)	—	—
Other accrued expenses and liabilities	(41,318)	—	—
Contingent payable to Schlumberger	(29,450)	—	—
Other long-term liabilities	(695)	—	—

Net tangible assets assumed	179,504	—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	381,326	—	—

Total purchase price	$650,435	$19,486

The purchase price allocation is subject to change if the Company obtains additional information concerning the fair value of certain tangible assets and liabilities of NPTest.

Net Tangible Assets

NPTest’s assets and liabilities as of May 28, 2004 were reviewed and adjusted, if necessary, to their fair value. Reserves and allowances were reviewed for appropriateness and approved by management. Management also reviewed the liabilities to ensure that the proper value was recorded.

As result of the NPTest acquisition, the Company may be required to make a payment to Schlumberger Limited (Schlumberger ) at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date may be triggered by various events, including certain distributions by NPTest Holding, LLC to its members, or at Schlumberger’s option, it can be triggered on December 16, 2004 or on May 28, 2005. The payment amount is contingent upon the value of the Company’s common stock at the time of distribution. If payment is triggered at Schlumberger’s option, the Company may generally settle this payment in cash or stock. If payment is triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger is required to be in the same form and may have to be made in cash, stock or both. This contingent liability is required to be marked to market at the end of each fiscal quarter until settled using the Company’s closing stock price on the last day of the fiscal quarter, and the changes in carrying value will flow through other income or expense in the condensed consolidated statements of operations. As of July 31, 2004, this obligation was approximately $15.2 million and is included in the condensed consolidated balance sheet as accrued other liabilities.

The Company also accrued for charges of $1.5 million primarily related to severance, relocation and facility charges. The Company recognized these costs in accordance with EITF Issue No. 95-3 (EITF 95-3), “Recognition of Liabilities in Connection with Purchase Business Combinations.” Twenty-two former NPTest employees were identified for termination at the time of the acquisition and the related severance will be paid by the end of the fiscal year. The relocation charges are expected to be paid by the end of the fiscal year. The facility lease charges, net of possible sublease income of approximately $0.1 million, will be paid through the end of the lease terms, which extend through June 2008. As of July 31, 2004, $0.8 million remained to be paid for these charges.

Amortizable Intangible Assets

Developed technology consists of products that have reached technological feasibility. Developed technology was valued using the discounting forecasted cash flow (DCF) method. This method calculates the value of the intangible asset as being the net present value of the after tax cash flows potentially attributable to it. The Company amortizes the fair value of the developed technology on a straight-line basis over the remaining estimated useful life of ten years.

Maintenance agreements represent the revenue generated by contracts with customers who pay for annual maintenance and support. The DCF method was used to value the maintenance contracts, which includes estimating the beginning balance of customer service agreements, expected contract renewal rates, specific cost of sales estimates, and estimated general and administrative costs. The Company amortizes the fair value of the maintenance agreements on a straight-line basis over the remaining estimated useful life of five years.

Customer relationships represent the value of the installed base of NPTest’s products and the relationships developed over time with those customers. The customer relationships were valued using an income approach, which takes into account the loss of revenue if the existing customer relationships were not in place, and also the cost required to identify, pursue, and secure the existing customer relationships. The Company amortizes the fair value of the customer relationships on a straight-line basis over the remaining estimated useful life of seven years.

Product backlog represents the value of the standing orders for products. The product backlog was valued using the DCF method, which accounts for the expected profit related to the existing firm purchase orders in place at the time of acquisition. The Company amortizes the fair value of the product backlog on a straight-line basis over the remaining estimated useful life of one year.

In-process Research and Development

In-process research and development (IPR&D) represents projects that have not reached technological feasibility and which have no alternative future use. Technological feasibility is determined when a product reaches the beta-phase, and there is no remaining risk relating to the development. At the time of acquisition, NPTest had multiple IPR&D efforts under way for current product lines. These efforts included developing the next generation of the Sapphire product and OptiFIB product. The Company utilized the DCF method to value the IPR&D, using discount rates ranging from 19% to 21%, depending on the estimated useful life of the technology. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. In applying the DCF method, the analysis resulted in $7.9 million of the purchase price being charged to acquired IPR&D. At the time of the NPTest acquisition, the Company estimates these projects to be 20% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The next generation Sapphire product is estimated to launch in 2005, and will require approximately $10.4 million in additional costs to complete. The next generation OptiFIB product is estimated to launch in 2005 and will require an additional investment of approximately eight engineering man-years.

Deferred Compensation

Unvested stock options valued at approximately $10.0 million at the time of the NPTest acquisition have been allocated to deferred compensation in the purchase price allocation and are being amortized to expense using the straight-line vesting method. The portion of the purchase price allocated to deferred compensation cost was based on the portion of the intrinsic value at the consummation date related to the future vesting period. Options assumed in conjunction with the acquisition had exercise prices ranging from $5.86 to $13.56 per share, with a weighted-average exercise price of $6.71 per share and a weighted average remaining contractual life of approximately 9.25 years. The Company is amortizing the fair value of the deferred compensation on a straight-line basis over the remaining vesting period of approximately 3.25 years. The Company assumed approximately 4.1 million stock options.

Deferred Income Taxes

The acquisition of NPTest during the quarter resulted in the addition of $9.5 million in net deferred tax assets, but such deferred tax assets have been subject to a full valuation allowance similar to Credence’s other deferred tax assets. Should these $9.5 million in net deferred tax assets be recognized in the future, the benefit will result in a reduction in goodwill otherwise recorded as part of the purchase accounting. While no net deferred tax assets were recorded as part of the acquisition, the addition of the individual deferred tax assets and liabilities of NPTest has effectively resulted in a gross up on the balance sheet of current deferred tax assets and noncurrent deferred tax liabilities as required by GAAP.

The deferred tax assets primarily represent the benefits of future tax deductions for inventory reserves, while the deferred tax liabilities primarily represent book-tax basis differences in the non-goodwill intangible assets acquired in the acquisition.

Pro Forma Results

The following pro forma financial information presents the combined results of operations of the Company and NPTest as if the acquisition had occurred as of the beginning of the periods presented. Certain adjustments to reflect charges to cost of goods sold for inventory and fixed assets write-up, charges to operating expense for the amortization of the intangible assets, IPR&D, deferred compensation and restructuring charges of $3.0 million and $20.4 million have been made to the combined results of operations for the three months ended July 31, 2004 and 2003, respectively. Such adjustments were $53.4 million and $70.9 million have been made to the combined results of operations for the nine months ended July 31, 2004 and 2003, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net revenue	$222,358	$104,337	$440,630	$291,961
Net loss	(34,815)	(84,667)	(60,937)	(159,720)
Basic net loss per share	$(0.35)	$(1.02)	$(0.68)	$(1.94)

Diluted net loss per share	$(0.35)	$(1.02)	$(0.68)	$(1.94)

The pro forma financial information above includes the following material, non-recurring charges for all periods presented (in thousands):

COGS from inventory write-up	$14,567
Amortization of the product backlog intangible asset	$4,900
In-process research and development	$7,900
Special cost of goods sold charges	$46,206
Restructuring charges	$2,969
Integration costs	$1,849

The pro forma information above for the three and nine months ended July 31, 2004 excluded the impact of material, non-recurring charges related to the acquisition of NPTest Inc. from Schlumberger by NPTest Holding Corporation, which was incorporated by Francisco Partners, and the initial public offering effect on NPTest. Those charges include, among others, 1) the amortization of intangible assets, 2) amortization of tangible assets written up to fair value, 3) indirect costs associated with its initial public offering such as preferred stock dividends, annual advisory fees to Francisco Partners and interest expense on the senior debt, and 4) the tax effect associated with excluding these charges which totaled $2.4 million and $53.8 million, respectively. For the nine months ended July 31, 2003, the pro forma information above excluded $8.7 million of a one-time gain on curtailment of pensions and employee benefits.

Credence – SZ GmbH:

In February 2004, the Company acquired all of the outstanding stock of Credence - SZ GmbH (SZ GmbH) for approximately $649,000 in cash, and thereafter merged SZ GmbH with and into Credence - SZ GmbH, a wholly-owned subsidiary of the Company. Of the $649,000 paid, approximately $537,000 was accounted for as goodwill and included in the Company’s condensed consolidated balance sheet at April 30, 2004. SZ GmbH was the employer of the employees that were contracted to Credence-SZ Testsysteme GmbH. Credence-SZ Testsysteme GmbH is based in Amerang, Germany, with approximately 135 employees and is managed within the Company’s Mobile Products Group. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

7. Goodwill, Other Intangible Assets and Long-Lived Assets

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002. In addition, on adoption, the Company reclassified certain intangible assets with a net book value of $0.4 million, consisting of acquired workforce, which is no longer defined as an acquired intangible under SFAS 142 to goodwill.

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. The Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems and (2) the design, development, sale and service of software that assists in the development of test programs used in semiconductor test. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002, 2001, and 2000. During 2003, the software segment was significantly decreased in size and the remaining software operations were merged with the semiconductor test and diagnostic systems segment. Currently, the Company operates in one industry segment, semiconductor test and diagnostic systems. We also have a single reporting unit for purposes of SFAS 142, semiconductor test and diagnostic systems, primarily because all of the components of the Company’s semiconductor test and diagnostic systems segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

The Company tests goodwill for possible impairment on an annual basis or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; the Company’s market capitalization is less than the Company’s net assets; unanticipated competition; loss of key personnel, a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

No impairment loss was recognized in connection with the adoption of SFAS No. 142 or during the first nine months of fiscal 2004. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

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

The Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, purchased and other identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a change in the Company’s product investment strategy, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. In assessing the recoverability of the Company’s long-lived assets, the Company compares the carrying value of these assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of these assets, such assets are written down based on the excess of the carrying value over the fair value of these assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. The purchased intangible assets consist of purchased technology, customer relations, maintenance contracts, product backlog, trademarks, patents and non-compete agreements and the purchased intangible assets typically have estimated useful lives ranging from one to ten years.

Other intangible assets subject to amortization were as follows (in thousands):

July 31, 2004	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(33,194)	$92,012
Customer relations	19,802	(7,165)	12,637
Maintenance contracts	13,800	(460)	13,340
Product backlog	4,900	(817)	4,083
Trademarks	2,053	(1,745)	308
Patents	862	(689)	173
Non-compete agreements	750	(563)	187

Total	$167,373	$(44,633)	$122,740

October 31, 2003	Cost	Accumulated Amortization	Net
Purchased technology	$54,906	$(27,001)	$27,905
Customer relations	7,702	(5,708)	1,994
Trademarks	2,053	(1,437)	616
Patents	862	(560)	302
Non-compete agreements	750	(282)	468

Total	$66,273	$(34,988)	$31,285

Amortization expense for the other intangible assets was $4.7 million for the three months ended July 31, 2004, as compared to $2.6 million for the three months ended July 31, 2003. Amortization expense for the other intangible assets was $9.6 million for the nine months ended July 31, 2004, as compared to $6.8 million for the nine months ended July 31, 2003.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
2004 (remaining three months)	$5,858
2005	20,443
2006	16,604
2007	16,466
2008	14,518
2009	12,718
Thereafter	36,133

Total	$122,740

8. Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Numerator:
Net loss	$(33,165)	$(31,711)	$(40,382)	$(91,004)

Denominator:
Denominator for basic and diluted loss per share-adjusted weighted-average shares and assumed conversions	78,647	63,191	69,407	62,474

Basic net loss per share	$(0.42)	$(0.50)	$(0.58)	$(1.46)

Diluted net loss per share	$(0.42)	$(0.50)	$(0.58)	$(1.46)

At July 31, 2004 and 2003, there were options outstanding to purchase 18,398,552 and 14,030,027 shares of common stock at a weighted average exercise price of $15.61 and $17.65, respectively, which were excluded from the diluted net loss per share calculation for the three and nine months ended July 31, 2004 and 2003 as their effect was anti-dilutive in each respective period. There also were issuable 15,915,119 shares of common stock under the terms of the convertible subordinated notes issued in June 2003 and 12,328,200 shares of preferred stock that were excluded from the diluted net loss per share calculation for the three and nine months ended July 31, 2004 as their effect was anti-dilutive in those periods.

9. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks or rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company has not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on the Company’s financial statements. For VIEs acquired before February 1, 2003, FIN 46 required the Company to apply the accounting and disclosure rules in the first quarter of fiscal 2004. This requirement was superseded by issuance of revision to FIN 46, as noted below.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued SAB 104, which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

In March 2004, the Task Force reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirement about those impairments. EITF 03-1 is effective for fiscal year ending after December 31, 2003. The adoption of EITF 03-1 did not have any impact on the Company’s financial position or results of operations.

10. Contingencies and Guarantees

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Credence. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of Credence that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors’ and officers’ insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of July 31, 2004 and October 31, 2003.

As is customary in the Company’s industry and as provided for under local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies its customers, as well as the Company’s suppliers, contractors, lessors, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

The Company may be required to make a payment to Schlumberger at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. As of July 31, 2004, the fair value of this obligation was approximately $15.2 million and is included in the condensed consolidated balance sheet as accrued other liabilities. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

The Company leases some of its facilities and equipment under operating leases that expire through 2010 of which $0.7 million and $0.2 million have been written-off to special operating charges during the first nine months of fiscal 2004 and 2003, respectively. See Note 13 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At July 31, 2004, the Company had open and committed purchase orders totaling approximately $103.6 million.

The following summarizes our minimum contractual cash obligations and other commitments at July 31, 2004, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$31,900	$2,024	$7,602	$6,180	$5,331	$4,834	$4,793	$1,136
Bank loans and notes payable related to leased products	6,426	368	6,058	—	—	—	—	—
Interest on liabilities related to leased products	320	82	220	18	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—	—
Interest on convertible subordinated notes	10,238	675	2,700	2,700	2,700	1,463	—	—
Minimum payable for information technology outsourcing including fees for early termination	11,008	1,696	9,312	—	—	—	—	—
Contingent liability to Schlumberger (NPTest’s former parent company) (1)	15,200	—	15,200	—	—	—	—	—
Open and non-cancelable purchase order commitments	103,555	103,555	—	—	—	—	—	—

Total contractual cash and other obligations	$358,647	$108,400	$41,092	$8,898	$8,031	$186,297	$4,793	$1,136

(1)	The Company assumed that the contingent liability will be triggered and settled in fiscal year 2005.

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

The following table represents the activity in the warranty accrual for the nine months ended July 31, 2004 and 2003 (in thousands):

	Nine Months Ended
	July 31, 2004	July 31, 2003
Beginning balance	$5,501	$4,316
Accruals for warranties issued during the period	13,882	3,604
Acquired pre-existing warranty obligations	7,110	683
Adjustments of prior period accrual estimates	(464)	(447)
Warranty claims made during the period	(9,079)	(3,810)

Ending balance	$16,950	$4,346

11. Accounts Receivable Factoring without Recourse

During the third quarter of 2004, the Company entered into an agreement to sell its trade receivables under non-recourse transactions. Under the terms of the agreement, the Company can sell up to $30 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables are sold at a discount plus administrative and other fees. The discount amount is included in interest expense, while the administrative and other fees are accounted for in selling, general and administrative expenses in the condensed consolidated statements of operations. In the third quarter of 2004, interest expense amounted to approximately $82,000, and administrative and other fees were approximately $52,000. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities on the condensed consolidated statements of cash flows. During the third quarter of 2004, the Company recorded approximately $16.8 million in gross proceeds from the sale of trade receivables.

12. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net loss	$(33,165)	$(31,711)	$(40,382)	$(91,004)

Unrealized gains (losses) on available-for sale securities, net of tax	239	(484)	(578)	(1,237)
Currency translation adjustment, net of tax	498	65	478	(2,026)

Other comprehensive gain (loss)	737	(419)	(100)	(3,263)

Total comprehensive loss	$(32,428)	$(32,130)	$(40,482)	$(94,267)

13. Special Charges and Restructuring

Special charges – cost of goods sold

The Company reviews excess and obsolete inventory annually based on information available from the strategic and operating planning process and also on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K under the heading “Inventories” for further discussion of the Company’s reserve methodology.

The schedule below shows transactions relating to inventory that were expensed as a special charge to cost of goods sold. The total charges from the second and fourth quarter of fiscal 2001, the fourth quarter of fiscal 2002, and the third quarter of fiscal 2004 were approximately $134.1 million. Of this, approximately $44.2 million was scrapped, $19.5 million was written off and largely disposed of, $1.3 million was donated, $7.2 million was written down for lower of cost or market provisions, $2.0 million was sale of fully reserved inventory and the remaining $59.9 million was still on hand as of July 31, 2004.

          In the third quarter of 2004, the Company recorded special charges to cost of goods sold totaling approximately $46.2 million. These charges consisted primarily of excess and obsolete inventory and other charges related to the Company’s decision to discontinue significant future investment in its redundant product lines stemming from the acquisition of NPTest. Of the $46.2 million, $41.6 million was directly related to inventory write-downs. These write-downs were related to the acquisition of NPTest which resulted in duplicate product lines. The Company evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, we identified production inventory, finished goods, consignment and demo inventory, and field service spares in excess of estimated future customer demand of approximately $ 35.2 million; write-downs to estimated current market value of approximately $6.4 million; purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million, and other assets and expenses of approximately $2.7 million.

The following table illustrates the activity in special charges related to inventory write-downs for the periods ended July 31, 2004 (in thousands):

	Q2 FY01	Q4 FY01	Q4 FY02	Q3 FY04
Special Charges	$45,020	$38,003	$9,440	$41,620
FY01 Capacity Write-off	(3,904)	—	—	—
FY01 Scrapping	(24,118)	—	—	—
FY01 ValStar write-off and disposal	(7,868)	—	—	—
FY01 Write-off and largely disposed	(6,410)	—	—	—

10/31/01 Balance	2,720	38,003	—	—

FY02 Scrapping	(1,326)	(6,205)	—	—
FY02 Write-off and largely disposed	(221)	(1,150)	—	—
FY02 Donation	(1,173)	(91)	—	—

10/31/02 Balance	—	30,557	9,440	—

FY03 Scrapping	—	(7,538)	(3,134)	—

10/31/03 Balance	—	23,019	6,306	—

FY04 Scrapping	—	(1,656)	—	—
FY04 Sale on fully reserved inventory		(2,153)
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	—	(7,215)	—	—

7/31/04 Balance of inventory written off but still on hand	$—	$11,995	$6,306	$41,620

Restructuring – operating expenses

For the quarter ended January 31, 2003, the Company recorded restructuring charges of approximately $1.4 million as operating expenses related to headcount reductions and facility consolidations, which the Company implemented in the quarter. During this period, the Company reduced headcount by approximately 70. The bulk of the affected employees were in selling, general and administrative (SG&A) functions and a smaller number were in research and development (R&D). Also, during the quarter, the Company completed its plans to exit the IMS facility in Beaverton, Oregon and consolidated the remaining Oregon employees into its Hillsboro, Oregon facility. In addition to these restructuring charges, the Company also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for IPR&D resulting from the purchase of Optonics, Inc. in January 2003.

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

In the third quarter of 2004, in connection with the NPTest acquisition, the Company recorded a restructuring charge of approximately $3.0 million. Of the $3.0 million, $1.9 million related to the write-off of equipment and liabilities incurred related to the decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest. In addition, the Company incurred severance and related charges of $1.1 million relating to the termination of sixty employees from Credence to eliminate certain duplicated activities. Of the sixty employees, sixteen were from manufacturing, twenty-nine were from research and development, and fifteen were from selling, general and administrative functions. Fifty-six of the employees were from the U.S. and four were from international locations. These employees were in addition to the twenty-two former NPTest employees that were also terminated as noted above in Note 6. These charges were accounted for in accordance with SFAS 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” As of July 31, 2004, there was $0.4 million remaining to be paid. The above restructuring charges are based on the Company’s restructuring plans that have been committed by management. Any changes to the estimates of the approved plans will be reflected in the Company’s future condensed consolidated results of operations.

The restructuring accrual is included in the accrued expenses and other liabilities in the condensed consolidated balance sheets. The following table illustrates the activity for the periods ended July 31, 2004 and the estimated timing of future payments for major restructuring categories in the restructuring accrual (in thousands):

	Severance	Operating Leases	Other Liabilities	Total
Balance at October 31, 2003	$(233)	$(2,368)	$—	$(2,601)
Additional charges	(1,049)	—	(1,920)	(2,969)
Operating leases written off	—	(653)	—	(653)
Equipment written off	—	—	1,392	1,392
Cash payments	920	1,487	528	2,935

Balance at July 31, 2004	$(362)	$(1,534)	$—	$(1,896)

Estimated timing of future payouts:

Fiscal 2004	362	467	—	829
Fiscal 2005	—	1,067	—	1,067

Total	$362	$1,534	$—	$1,896

The opening balances at October 31, 2003 in the above table are associated with headcount reductions and facility consolidations implemented by the Company.

14. Industry Segment

Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision makers. The Company’s chief decision makers are the Chief Executive Officer and Chief Operating Officer. The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems used in the production of semiconductors. The Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems and (2) the design, development, sale and service of software that assists in the development of test programs used in semiconductor test. Revenues from the software product line were not material to the Company’s operations in the first three and nine months of fiscal 2004 and 2003, representing less than 4% of net sales. The Company had a single reporting unit for purposes of SFAS 142, advanced semiconductor test and diagnostic systems, primarily because all of the components of the Company’s advanced semiconductor test and diagnostic systems segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles. The acquisition of NPTest did not change the Company product’s economic characteristics; thus, the Company determined that it is still operate as a single reporting unit.

The Company’s net sales by product line consisted of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Digital and Mixed-Signal	48%	57%	54%	54%
Memory	31	15	24	12
Service	19	21	17	25
Diagnostic Systems	1	—	4	3
Software, Lease and Other	1	7	1	6

Total	100%	100%	100%	100%

Most of the Company’s products are manufactured in the U.S. export sales from the U.S. are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or in the Euro. A relatively small portion of the Digital and Mixed Signal product line is manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and the Euro. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
North America	21%	40%	25%	38%
Taiwan	25	15	23	15
China	6	3	7	4
Southeast Asia	21	11	21	10
Rest of Asia Pacific	4	6	5	13
Europe & Middle East	23	25	19	20

Total net sales	100%	100%	100%	100%

For the three months ended July 31, 2004, one customer accounted for 19% of the Company’s net sales. For the nine months ended July 31, 2004, two customers accounted for 14% and 11% of the Company’s net sales, respectively. For the three and nine months ended July 31, 2003, no single customer accounted for 10% or more of the Company’s net sales.

As of July 31, 2004, two customers accounted for 22% and 24% of the Company’s gross accounts receivable, respectively. As of October 31, 2003, two customers accounted for 25% and 24% of the Company’s gross accounts receivable, respectively.

As of July 31, 2004 and 2003, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

ITEM 2. —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the continuing of revenue recognition practices; estimated future restructuring payments; expected launch dates and related costs for certain products; attempts to sublease the Fremont, California facility; recovery of test and assembly sector of semiconductor industry and the future outlook of our orders and sales; anticipation that net sales for the fourth quarter will decrease by approximately 9% to 15% from the third quarter of fiscal 2004; expectations that gross margins will be lower for the foreseeable future; R&D expenses remaining relatively flat in absolute dollars; investment of significant resources in the development and completion of new products and product enhancements; SG&A expenses remaining relatively flat in absolute dollars; estimated annual amortization expenses; recordation of full valuation allowance on tax benefits and the recognition of tax benefits; investments in inventory representing a significant portion of working capital; payment to Schlumberger Limited, and discussions with Schlumberger Limited regarding such payment; belief that current cash and investment positions combined with the ability to borrow funds will be sufficient to meet anticipated business requirements for the next 12 months and in the foreseeable future; the introduction of new products and product enhancements in the future; intent to pursue additional acquisitions; intent to develop new products that combine NPTest’s products and intellectual property with ours; intention to focus future investment on the development of the NPTest Sapphire product rather than our Octet product; significant increases in the ASL and Kalos product line revenues; higher shipment levels of larger production versions of Kalos 2; and assessments of the need for derivatives. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks relating to fluctuations in our quarterly net sales and operating results, the costs and anticipated benefits of acquisitions, the integration of NPTest into our organization, customer and employee uncertainty related to the NPTest acquisition, additional charges for excess and obsolete inventory and impairment of fixed assets relating to the NPTest acquisition, costs of the NPTest acquisition, cyclicality of the semiconductor industry, backlog, delays in development, introduction, production in volume, and recognition of revenue from sales of our products, limited sources of supply, the importance of timely product introduction, strain on our management, financial, manufacturing and other resources due to fluctuations in our sales and operations, new products’ contribution to revenue growth, the highly competitive nature of our industry, the reliance on Spirox Corporation and customers in Taiwan for a significant portion of our revenues, our long and variable sales cycle, changes to financial accounting standards, our dependence on executive officers and certain key personnel, international sales, proprietary rights, legal proceedings, terrorist attacks and geopolitical instability, the Sarbanes-Oxley Act of 2002, effects of certain anti-takeover provisions, and those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

OVERVIEW

We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute software products that provide automation solutions in the IC design and test flow fields. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile, and static and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, diagnostics and failure analysis and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage, and, second, as they are produced in high volume. Our software products enable design and test engineers to develop and troubleshoot production test programs prior to fabrication of the device prototype. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

Major business developments during the third quarter of fiscal 2004 include:

•	In May 2004, we acquired NPTest Holding Corporation (NPTest), a company that designs, develops and manufactures advanced semiconductor test and diagnostic systems and provides related services for the semiconductor industry. The addition of NPTest expands our base of customers and enables us to provide customers with a broader portfolio of solutions. In connection with this acquisition, we paid to the former stockholders of NPTest consideration comprised of cash in the aggregate amount of approximately $230.0 million and the right to approximately 32 million shares of our common stock, including the assumed conversion of 203,036 shares of preferred stock at a conversion ratio of 100 to 1, with a fair value of approximately $376.5 million. We also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. We incurred direct costs associated with the acquisition of approximately $5.9 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” the acquisition has been accounted for as a purchase transaction, and we have included in our results of operations, for the three and nine months ended July 31, 2004, the results of NPTest beginning on May 28, 2004. Our quarter ending October 31, 2004 will include a full quarter of results for the combined company.

•	We added over 900 employees across all functions as a result of the acquisition. These employees resulted in higher operating expenses compared to prior periods. In addition, the acquisition resulted in $101.1 million of intangible assets that will be amortized over the next one to ten years and $10.0 million of deferred stock compensation that will be amortized over the next 39 months.

•	In the third quarter of 2004, we had special charges for cost of goods sold of $46.2 million, which primarily includes inventory and liabilities related to decisions to discontinue significant future investments in redundant product lines stemming from the acquisition.

•	In the third quarter ended July 31, 2004, we had restructuring charges of approximately $3.0 million which consisted of $1.9 million in equipment and liabilities related to our decision to discontinue significant future investments in redundant product lines, and approximately $1.1 million in severance and related charges.

•	Stronger sales from our ASL and Kalos product lines.

•	We noted increased caution on the part of customers, particularly those based in Asia in the final weeks of July 2004. This caution has resulted in shipment delays and lower order rates than those experienced in the period ending mid July. We expect net sales in the fourth fiscal quarter of 2004 to be between 9 and 15 percent lower than the net sales recorded in the third fiscal quarter of 2004.

We believe that most of the major ATE industry participants have not been consistently profitable for the years 2001 through 2003, indicating a very competitive marketplace mired in a cyclical downturn of unprecedented length and depth. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003. The test and assembly sector of the semiconductor equipment industry appears to be recovering from the severe downturn that began in fiscal 2001. There have been recent sequential improvements in the business environment; however, there is current evidence that the industry again has slowed and there is uncertainty as to the strength and length of the current growth phase. Until such time as we return to a period of sustainable profitability and due to continued low visibility, we maintain a cautious outlook for future orders and sales levels.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. On May 28, 2004, we completed our acquisition of NPTest for a purchase price of $650 million consisting of stock, cash, assumption of NPTest stock options, and direct acquisition costs. Our ability to effectively integrate NPTest will affect our future sales, gross margins and operating results. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, residual values, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has received our disclosure related to them in this quarterly report of Form 10-Q.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Our revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13 (SFAS No. 13), “Accounting for Leases”, which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 104 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 and 2003, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 and the first nine months of fiscal 2004 have been deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future with new products. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and related gross profit by us.

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

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in our revenue recognition policies based on the sales channel, due to the business practices that we have adopted with our distributor relationships. Because of these business circumstances we do not use “price protection,” “stock rotation,” or similar programs with our distributors. We do not typically sell inventory into our distributors for eventual sale to end-users, but rather we sell product to the distributors on the basis of a purchase order received from an end-user. We evaluate any revenue recognition issues with respect to the end customer in light of our revenue recognition policy and in accordance with SAB 104.

We sell stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition.” The stand-alone software products are applications for integrated circuit, or IC, manufacturers and test and assembly contractors to help improve quality and shorten development lead times. We also have embedded software in our semiconductor manufacturing equipment. We believe this embedded software is incidental to our products and therefore is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

Accounts Receivable Factoring

During the third fiscal quarter of 2004, we entered into an agreement to sell our trade receivables under non-recourse transactions. These receivables were not included in our condensed consolidated balance sheet for the third fiscal quarter of 2004 as the criteria for sale treatment established by SFAS 140 had been met. Under SFAS 140, after a transfer of financial assets, an entity derecognizes financial assets when the control has been surrendered. We believe our factoring agreement meets the criteria of a true sale of these assets since the acquiring party retains the title to these receivables and has assumed the risk that the receivables will be collectible. The trade receivables were sold at a discount plus administrative and other fees. The discount amount is included in interest expense, while the administrative and other fees are accounted for in selling, general and administrative expenses in the condensed consolidated statements of operations. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities on the condensed consolidated statements of cash flows.

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

Inventory Valuation and Residual Values Related to Leased Products

We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical period in our industry. These forecasts require us to estimate our ability to sell current and future products in the next cyclical industry period and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product roadmaps change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written off, we carry that inventory at its reduced value until it is scrapped or otherwise disposed of.

In the third quarter of fiscal 2004, we recorded special charges to cost of goods sold of $46.2 million. Of this $46.2 million, $41.6 million was directly related to inventory write-downs. These write-downs were related to the acquisition of NPTest which resulted in duplicate product lines. We evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, we identified production inventory, finished goods, consignment and demo inventory, and field service spares in excess of estimated future customer demand of approximately $ 35.2 million; write-downs to estimated current market value of approximately $6.4 million; purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million, and other assets and expenses of approximately $2.7 million.

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue in the period 2001 through 2003 and continued uncertainty regarding the timing and strength of the recovery in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. In the third quarter of fiscal 2003, we recorded special charges to cost of goods sold of $1.3 million due to a legal settlement on cancelled purchase contracts with an inventory vendor and $0.6 million due to spare part write-offs related to our Valstar product line. In addition, over the past three years we have recorded a total of $134.1 million in charges for the write-offs of excess and obsolete inventories. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or our current product development plans change.

Residual values assigned to our products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically based on technological change and the forecasted business cycle.

Deferred Taxes

When we prepare our condensed consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to calculate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our condensed consolidated balance sheets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our net deferred tax asset balance as of July 31, 2004 was zero reflecting a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Restructuring and Special Charges

In connection with restructuring activities, we have recorded estimated restructuring charges in our operating expenses for severance and other costs associated with our reduction in workforce of $1.4 million in the first quarter of fiscal 2003, $2.2 million in the third quarter of fiscal 2003, and $1.1 million in the third quarter of fiscal 2004. During the third quarter of fiscal 2004, we also incurred restructuring charges of $1.9 million in equipment and liabilities related to our decision to discontinue significant future investments in redundant product lines stemming from our acquisition of NPTest. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives and other special charges. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

We recorded cost of sales-special charges of $1.9 million in the third quarter of fiscal 2003 due to a $1.3 million settlement on cancelled purchase orders reached with an inventory supplier and $0.6 million for spare part write-downs associated with the Valstar product line.

In the third quarter of 2004, we recorded cost of sales – special charges of $46.2 million. Of this amount, $4.6 million was related to vendors’ liabilities, spare part write-downs, long-lived assets write-off, the scrapping of existing work orders, and workforce reduction. The remaining balance related to inventory write-downs as discussed above.

Long-Lived Assets

We evaluate the carrying value of our long-lived assets, consisting primarily of goodwill and identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in an orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

During the third quarter of 2004, we recorded an impairment charge of $1.8 million for long-lived assets related to our Octet and Quartet product lines. This impairment charge was related to our decision to discontinue significant future investment in redundant product lines stemming from the acquisition of NPTest.

Warranty Accrual

We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide for more reserves than we need, we may reverse a portion of such provisions in future periods.

RESULTS OF OPERATIONS

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	52.2	62.9	51.2	64.1
Cost of goods sold – special charges	28.2	4.3	14.1	1.6

Gross margin	19.6	32.8	34.7	34.3
Operating expenses
Research and development	14.6	38.5	16.8	45.5
Selling, general and administrative	22.6	53.5	26.8	54.3
Amortization of purchased intangible assets & deferred compensation	3.3	5.8	3.2	5.5
Restructure charges including IPR&D	6.6	4.8	3.5	4.1

Total operating expenses	47.1	102.6	50.3	109.4

Operating loss	(27.5)	(69.8)	(15.6)	(75.1)

Interest and other income, net	8.2	0.8	4.5	2.5

Loss before income tax provision	(19.3)	(69.0)	(11.1)	(72.6)
Income tax	0.9	0.5	1.2	0.4
Minority interest	0.0	0.3	0.0	0.0

Net loss	(20.2)%	(69.8)%	(12.3)%	(73.0)%

Net sales consist of revenues from systems sales, spare part sales, maintenance contracts, lease and rental income and software sales. Net sales were $163.7 million for the third quarter of fiscal 2004, representing an increase of approximately 260% from net sales of $45.5 million in the comparable period for fiscal 2003. Net sales increased approximately 72% from $95.1 million in the second quarter of fiscal 2004. Net sales increased $202.3 million, or 162%, to $327.0 million for the nine months ended July 31, 2004 from $124.6 million for the nine months ended July 31, 2003. These improvements in net sales were due primarily to a general upturn in the industry and due to our purchase of NPTest in the third quarter of fiscal 2004. In particular, revenue from our digital and mixed signal products increased from $25.7 million during the third quarter of fiscal 2003 to $78.4 million during the same period of 2004. Revenue from our memory product increased from $6.7 million during the third quarter of fiscal 2003 to $51.3 million during the same period of 2004. Also our service revenue increased from $9.7 million to $31.1 million during the third quarter of 2003 and 2004, respectively. For the nine months ended July 31, 2004 and 2003, revenue from our digital and mixed signal products were $177.3 million and $66.9 million, respectively. Revenue from our memory product increased from $15.3 million during the first nine months of fiscal 2003 to $79.8 million during the same period of 2004. Also our service revenue increased from $31.1 million to $54.9 million during the first nine months of 2003 and 2004, respectively. The acquisition of NPTest brought an additional $23.8 million of digital and mixed signal revenues, $0.5 million of diagnostic system revenues, and $19.1 million of service revenues. Sustainability of these revenue levels is dependent upon the economic and geopolitical climate, as well as other risks described under the heading “Risk Factors” herein. We anticipate that net sales for the fourth quarter will decrease by approximately 9% to 15% from the third quarter of fiscal year 2004.

International net sales accounted for approximately 79% of total net sales in the third quarter of fiscal 2004 compared with 60% in the third quarter of fiscal 2003. During the third quarter of fiscal 2004, NPTest international net sales were 16% of total net sales. International net sales accounted for approximately 75% and 62% of total net sales in the first nine months of fiscal 2004 and 2003, respectively. Our net sales to the Asia Pacific region accounted for approximately 56% and 42% of total net sales in the first nine months of fiscal 2004 and 2003, respectively, and thus are subject to the risk of economic instability in that region that may materially adversely affect the demand for our products. Capital markets in Korea and other areas of Asia have been historically highly volatile, resulting in economic instabilities. These instabilities may recur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as a recurrence of the Severe Acute Respiratory Syndrome or other health risks in the Asian region may affect future orders to this region and the timing of or payment for shipments made to this region.

Our net sales by product line in the first three and nine months of fiscal 2004 and 2003 consisted of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Digital and Mixed-Signal	48%	57%	54%	54%
Memory	31	15	24	12
Service	19	21	17	25
Diagnostic Systems	1	—	4	3
Software, Leases and Other	1	7	1	6

Total	100%	100%	100%	100%

Revenues from software were not material to our operations in the first three and nine months of fiscal years 2004 and 2003, representing less than 4% of our net sales in each period.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin was 20% and 35% for the three and nine-month periods ended July 31, 2004, respectively. For the comparable periods ended July 31, 2003 the gross margins were 33% and 34% respectively. The decrease in gross margins was primarily due to special charges in cost of sales of $46.2 million in the three and nine months ended July 31, 2004, compared to $1.9 million in the three and nine months ended July 31, 2003. These charges in three and nine months ended July 31, 2004 consisted primarily of excess and obsolete inventory and other charges related to our decision to discontinue significant future investment in our redundant product lines stemming from the acquisition of NPTest. Of the $46.2 million, $41.6 million was directly related to inventory write-downs. The remaining $4.6 million related to vendors’ liabilities, spare part write-downs, long-lived assets write-off, the scrapping of existing work orders, and workforce reduction. In addition, during the three and nine month periods ended July 31, 2004, our gross margin benefited by $1.7 million and $2.2 million, respectively, from the sale of fully reserved inventory. Our gross margin also benefited from the sale of our Kalos ASIC devices previously written-down for a lower of cost or market provision in the amount of $1.7 million and $2.6 million for the three and nine month periods ended July 31, 2004. Excluding the effect of the special charges, we expect gross margins to be lower for the foreseeable future primarily due to a mix of lower gross margin products as well as lower manufacturing efficiencies resulting from lower business levels.

Research and Development

Research and development, or R&D, expenses were $23.9 million in the three months ended July 31, 2004, compared to $17.5 million for the same period in the prior fiscal year, an increase of 36%. R&D expenses were $54.9 million in the first nine months of fiscal 2004, compared to $56.8 million from the same period of fiscal 2003, a decrease of 3%. The increase in spending during the third quarter of 2004 resulted primarily from the acquisition of NPTest, which brought an additional $6.6 million of expenses. As a percentage of net sales, R&D expenses were 15% and 17% for the three and nine months ending July 31, 2004, respectively, compared to 39% and 46% for the same periods in fiscal 2003, respectively. The decrease in R&D expenses as a percentage of net sales is primarily attributable to the higher sales levels during the three and nine months of 2004 as compared with the same periods in fiscal 2003. We currently intend to continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain relatively flat in absolute dollars for the rest of the fiscal year as compared to the third quarter of 2004.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $37.0 million in the three months ended July 31, 2004, compared to $24.3 million for the same period in the prior fiscal year, an increase of 52%. SG&A expenses were $87.6 million in the first nine months of fiscal 2004, compared to $67.7 million for the same period in the prior fiscal year, an increase of 29%. The increase is primarily due to the addition of NPTest, which brought an additional $7.6 million of expenses to the quarter and year-to-date. For the nine month period ended July 31, 2004 there was an increase in variable compensation of $4.0 million related to our overall increase in net sales and profitability. In addition, in the current third quarter of fiscal 2004, we recorded approximately $1.8 million of expenses for costs associated with the integration of NPTest which primarily include acquisition consulting fees related to workforce and product line decisions. As a percentage of net sales, SG&A expenses were 23% and 27% for the three and nine months ending July 31, 2004, respectively, compared with 54% and 54% for the same periods in fiscal 2003, respectively. We expect SG&A expenses for the remainder of fiscal 2004 to remain relatively flat in absolute dollars as compared to the third quarter of 2004.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets and deferred compensation expenses were $5.3 million for the three months ended July 31, 2004, compared to $2.6 million for the same period of the prior fiscal year. Amortization of purchased intangible assets and deferred compensation expenses were $10.6 million for the nine months of fiscal 2004, compared to $6.8 million for the same period in the prior fiscal year, an increase of 55%. Amortization of purchased intangible assets was higher in the third quarter of fiscal 2004 due primarily to the acquisition of NPTest in May 2004. The amortization of intangible assets associated with NPTest and deferred compensation are expected to be approximate $6.8 million in the fourth quarter of fiscal 2004. Remaining estimated annual amortization expense for purchased intangible assets and deferred compensation is expected to be $24.2 million, $19.9 million, and $19.7 million, for the fiscal years ending in 2005 through 2007, respectively. As of November 1, 2002 we adopted Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Restructuring Charges and In-process Research and Development

In the third quarter of fiscal 2004, we recorded operating expense restructuring charges of approximately $3.0 million of which $1.9 million was related to equipment write-offs and liabilities incurred due to our decision to discontinue significant future investments in redundant product lines stemming from our acquisition of NPTest and $1.1 million was related to severance and related charges. Approximately 60 employees were affected with 56 employees being in the United States. In addition, in the third quarter of fiscal 2004, we recorded a charge of $7.9 million for the write-off of in-process research and development resulting from the acquisition of NPTest.

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

For the quarter ended July 31, 2003, we recorded restructuring charges of approximately $2.2 million as operating expenses related to headcount reductions. The reduction in force included the elimination of approximately 163 positions or 15 percent of the Company’s worldwide employee base. Approximately 151 positions in the United States were affected, with the remaining reduction in other locations.

In the first quarter of fiscal 2003, we recorded restructuring charges of approximately $1.4 million for severance charges, and a lease write-off that was included in operating expenses. These charges were associated with headcount reductions and the completion of the consolidation of our IMS facility in Beaverton, Oregon into our Hillsboro, Oregon site. During the first quarter of fiscal 2003, we reduced our headcount by approximately 70 persons. The bulk of the affected employees were in SG&A and a smaller number were in R&D.

In addition, we also recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. The charge was recorded as an operating expense.

Interest and Other Income, Net

We generated net interest and other income of $13.4 million and $15.0 million for the first three and nine months of fiscal 2004, respectively, as compared to $0.4 million and $3.1 million for the same periods of fiscal 2003, respectively. The increase in net interest and other income in fiscal 2004 was primarily due to the mark down to fair value of an acquired liability owed to the former parent of NPTest from $29.5 million to $15.2 million. The current value of the liability is based on our stock price as of the end of the current quarter (see Note 6 in the notes to condensed consolidated financial statements for description of the acquired contingent liability).

Income Taxes

We recorded an income tax provision of $1.5 million and $3.9 million for the three and nine months ending July 31, 2004, respectively, as compared to $0.2 million and $0.4 million, respectively, for the same periods of fiscal 2003. NPTest acquisition gave rise to income tax expense of approximately $0.5 million. The income tax expense in 2004 consists of foreign tax on earnings and foreign withholding taxes generated from our foreign operations.

We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine months ended July 31, 2004 were $8.6 million. Net cash used reflects a net loss of $40.4 million, depreciation and amortization of $39.6 million, non-cash cost of goods sold - special charges and restructuring charges of $43.9 million, provision for inventory of $6.1 million, in-process research and development of $7.9 million, and a decrease in working capital of $64.0 million. Key movements within working capital include increase in accounts receivable of $67.4 million, inventory of $44.1 million, accounts payable of $22.2 million and accrued expenses and other current liabilities of $24.6 million. Working capital increased primarily due to the net assets acquired in the NPTest acquisition as well as the significant increases in inventories and accounts receivable associated with increased business volumes, offset partially by improved profitability.

Net cash provided by investing activities was $101.3 million in the nine months ended July 31, 2004 resulting primarily from net sales of available-for-sale securities of $277.3 million, offset by $159.9 million of net cash used to purchase NPTest, $3.5 million used to purchase a facility in Germany, and $8.4 million of cash used for the structural and tenant improvements for our new Milpitas headquarters and other property, plant and equipment to support our business.

Net cash provided by financing activities was $8.5 million for the nine months ended July 31, 2004. This was primarily attributable to $11.5 million received from the issuance of common stock relating to our employee equity plans which was offset in part by payments of bank loans and notes payable related to leased products of $2.8 million.

As of July 31, 2004, we had working capital of approximately $301.5 million, including cash and short-term investments of $160.4 million, and accounts receivable and inventories totaling $306.5 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we have and plan to continue to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to the above factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates” above.

In May 2004, we acquired NPTest for a total cash payment to the former stockholders of NPTest of approximately $230.0 million and the right of approximately 32 million shares of our common stock, including the assumed conversion of 203,036 shares of preferred stock at a conversion ratio of 100 to 1, with a fair value of approximately $376.5 million. The common stock issued in the acquisition was valued using the average closing price of our common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. We also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of our common stock of $11.77 per share, which was determined as described above. We also incurred direct costs associated with the acquisition of approximately $5.9 million.

As a result of the NPTest acquisition, we may be required to make a payment to Schlumberger Limited (Schlumberger) at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date may be triggered by various events, including certain distributions by NPTest Holding, LLC to its members, or at Schlumberger’s option, it can be triggered on December 16, 2004 or on May 28, 2005. The payment amount is contingent upon the value of our common stock at the time of distribution. If triggered by Schlumberger’s option, we may generally settle this payment in cash or stock. As of July 31, 2004, this obligation was approximately $15.2 million. If payment is triggered at Schlumberger’s option, we may generally settle this payment in cash or stock. If payment is triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger is required to be in the same form and may have to be made in cash, stock or both. We may engage in discussions with Schlumberger with regard to this payment, such discussions may include acceleration of the payment and the payment of the obligation in the form of cash or stock.

During the third quarter of 2004, we entered into an agreement to sell our trade receivables under non-recourse transactions. We can sell up to $30 million of our trade receivables at any one time. We were retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables are sold at a discount plus administrative and other fees. The discount amount is included in interest expense, while the administrative and other fees are accounted for in selling, general and administrative expenses in the condensed consolidated statements of operations. In the third quarter of 2004, interest expense amounted to approximately $82,000, and administrative and other fees were approximately $52,000. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities on the condensed consolidated statements of cash flows. During the third quarter of 2004, we recorded approximately $16.8 million in gross proceeds from the sale of trade receivables.

We lease our facilities and equipment under operating leases that expire periodically through 2010. Approximately $0.7 million of related lease obligations, net of expected sublease income, have been written-off to special operating charges this fiscal year. In addition to the lease commitments, at July 31, 2004, we have open and committed purchase orders totaling approximately $103.6 million.

The following summarizes our minimum contractual cash obligations and other commitments at July 31, 2004, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$31,900	$2,024	$7,602	$6,180	$5,331	$4,834	$4,793	$1,136
Bank loans and notes payable related to leased products	6,426	368	6,058	—	—	—	—	—
Interest on liabilities related to leased products	320	82	220	18	—	—	—	—
Convertible subordinated notes	180,000	—	—	—	—	180,000	—	—
Interest on convertible subordinated notes	10,238	675	2,700	2,700	2,700	1,463	—	—
Minimum payable for information technology outsourcing including fees for early termination	11,008	1,696	9,312	—	—	—	—	—
Contingent liability Schlumberger (NPTest’s former parent company) (1)	15,200	—	15,200	—	—	—	—	—
Open and non-cancelable purchase order commitments	103,555	103,555	—	—	—	—	—	—

Total contractual cash and other obligations	$358,647	$108,400	$41,092	$8,898	$8,031	$186,297	$4,793	$1,136

(1)	We assumed that the contingent liability will be triggered and settled in fiscal year 2005.

        For the quarter ended July 31, 2004, we reduced headcount by approximately 60 positions or 3% percent of the combined global employee base primarily in response to redundancies identified from the acquisition of NPTest. The impact of these headcount reductions were reflected in restructuring charges in operating expenses of $1.1 million, of which the majority was paid in cash during the quarter. Also in the third quarter of fiscal 2004, we recorded additional special charges in cost of sales of approximately $1.9 million related to equipment write-offs and liabilities assumed associated with the decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest.

Net transfers of inventory to property, plant and equipment were $1.3 million for the first nine months ended July 31, 2004. We capitalize a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized finished goods are sold to third parties, the transaction is recorded as a sale of a fixed asset.

The open and non-cancelable purchase order commitments are primarily for inventory purchases being made to support the anticipated revenues for the upcoming quarters of fiscal 2004 and 2005.

Our principal sources of liquidity as of July 31, 2004 consisted of approximately $129.2 million of cash and cash equivalents, and short-term investments of $31.3 million. In addition, we had $16.9 million of available-for-sale securities, classified as long-term investments at July 31, 2004.

We believe our current cash and investment positions will be sufficient to meet our anticipated business requirements for the next 12 months and in the foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks or rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, FIN 46 required us to apply the accounting and disclosure rules in the first quarter of fiscal 2004. This requirement was superseded by issuance of a revision to Interpretation No. 46, as noted below.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In March 2004, the Task Force reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirement about those impairments. EITF 03-1 is effective for fiscal year ending after December 31, 2003. The adoption of EITF 03-1 did not have any impact on our financial position or results of operations.

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

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	manufacturing inefficiencies;

•	long-term pricing concessions by us and our competitors and pricing by our suppliers;

•	hardware and software product sales mix;

•	inventory write-downs;

•	manufacturing volumes;

•	new product introductions;

•	product reliability;

•	absorption levels and the rate of capacity utilization;

•	customization and reconfiguration of systems;

•	the possible sale of inventory previously written-off;

•	international and domestic sales mix and field service margins; and

•	facility relocations and closures; and

•	ceasing investment in underperforming or redundant product lines.

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

In addition, after the transaction, we intend to develop new products that combine NPTest’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of our businesses to fluctuate and fail to meet expectations. To date, we have not completed our investigation into the challenges (technological, market-driven or otherwise) of developing and marketing these new products. There can be no assurance that we will be able to overcome these challenges, or that a market for such new products will develop after the merger.

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

Customer and employee uncertainty related to the NPTest acquisition could harm us.

In response to the announcement of the merger, some of our customers may and some of our customers have delayed or deferred purchasing decisions. Some of our and NPTest’s products may have similar qualities. Any delay or deferral in purchasing decisions by our or NPTest’s customers could seriously harm the business of the combined company. Similarly, our employees may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. This may adversely affect the combined company’s ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm the combined company.

As a result of our acquisition of NPTest, we may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets.

Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we evaluated the current inventory valuations of our products to determine if the inventory values have been impaired. The primary area of market segment overlap is in the higher-end system-on-a-chip marketplace where we have chosen to focus future investment on the development of the NPTest Sapphire product rather than our Octet product. The review and evaluation resulted in a special charge of $46.2 million in the third quarter of 2004. Of this amount, $41.6 million was directly related to inventory write-downs. The remaining $4.6 million related to vendors’ liabilities, spare part write-downs, long-lived assets write-off, the scrapping of existing work orders, and workforce reductions. We may be required to take additional charges for excess and obsolete inventory and impairment of fixed assets as a result of this integration in the future.

Credence and NPTest expect to incur significant costs associated with the merger.

To date, the combined company has incurred approximately $5.9 million in direct costs associated with the merger which will be capitalized as part of the overall purchase price. In addition, in the third quarter of 2004, we recorded a charge of $7.9 million for the write off of in-process research and development and incurred $3.0 million of restructuring charges resulting from the purchase of NPTest. We believe the combined entity may incur additional charges to operations, which are not reasonably capable of estimation at this time. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

We require a significant amount of cash, and our ability to generate cash may be affected by factors beyond our control.

Our business may not generate cash flow in an amount sufficient to enable us to fund our liquidity needs, including payment of the principal of, or interest on, our indebtedness, working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or other sources of funding will be available to us, in amounts sufficient to enable us to fund our liquidity needs or with terms that are favorable to us.

The semiconductor industry has been cyclical.

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. Although the test and assembly sector of the semiconductor equipment industry has been recovering from a severe downturn, there is current evidence of a slowing in the business and uncertainty as to the strength and length of the current cyclical phase. The downturn contributed to weakened order activity, order cancellation activity, and customer-requested shipment delays from our backlog. Until such time as we return to a sustained growth period, we expect a continuing volatility in order activity. Though revenue levels have improved throughout fiscal 2004, we expect that our net revenues will decline in the fourth quarter of fiscal 2004 and may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of the cyclical downturn, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 225 people. Throughout fiscal 2003, we reduced our worldwide workforce by 233 people, excluding the effect of the acquisitions for a total of 20% over the 2003 fiscal year. To date, in fiscal 2004, we reduced our workforce by approximately 60 people, primarily located in the U.S. We took charges related to these reductions in force of $3.2 million throughout fiscal 2001, $5.7 million during fiscal 2002, $3.4 million during fiscal 2003 and $1.1 million to date in fiscal 2004. Additionally, remaining employees were required to take time off during certain periods throughout fiscal 2001-2004. Other initiatives during fiscal years 2001 – 2003 included a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

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

We have approximately $103.6 million of open and non-cancelable purchase order commitments outstanding at July 31, 2004. These are primarily for inventory purchases being made to support the anticipated revenues for the fourth quarters of fiscal 2004. In particular, we are anticipating a significant increase in the ASL and Kalos product line revenues; if such increases in revenues do not occur, it could have a material adverse effect on our business, financial condition or results of operations.

In the third quarter of 2004, we recorded restructuring charges of approximately $3.0 million as operating expenses related to equipment write-offs and liabilities incurred due to our decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest and severance and related charges.

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

As a result of the cyclical nature of the semiconductor industry, we have experienced shipment delays, delays in commitments and restructured purchase orders by customers and we expect this activity to continue. Accordingly, we cannot be certain that we will be able to achieve or maintain our current or prior level of sales or rate of growth. We anticipate that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements that are not addressable by currently installed test equipment, and there can be no assurance that such demand will develop to a significant degree, or at all. In addition, our business, financial condition or results of operations may continue to be materially adversely affected by any factor materially adversely affecting the semiconductor industry in general or particular segments within the semiconductor industry.

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

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue has been recognized from the Octet product family through July 31, 2004. Following the acquisition of NPTest, we have chosen to focus future investment on the Sapphire product rather than our Octet product. We are currently moving to higher volume manufacturing of our Kalos 2 product. Revenue for this product line has been limited to the personal engineering version to-date. We are anticipating higher shipment levels of the larger production versions of this product in the upcoming months and toward that end have begun to make significant inventory purchases and commitments. We have historically experienced some delays related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with SAB 104, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties, including difficulties resulting from the integration of NPTest, that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

Over the last several years we have experienced significant fluctuations in our operating results. In the first nine months of fiscal 2004, our net sales increased by 162% from those recorded in the first nine months of fiscal 2003, and in fiscal 2003, our net sales increased by 11% from those recorded in fiscal 2002; however, in fiscal 2002, our net sales fell 46% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2001, we primarily introduced products that are either evolutions or derivatives of existing products. During fiscal 2002, 2003 and 2004, we introduced several products that are evolutions or derivatives of existing products as well as products that were largely new. Under our revenue recognition policy adopted in accordance with SAB 104, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

We face substantial competition from ATE manufacturers throughout the world. A substantial portion of our net sales is derived from sales of mixed-signal testers. We face in some cases five and in other cases seven competitors in our primary market segments of digital, mixed signal, and RF wireless ATE. We believe that the ATE industry in total has not been profitable for the last three years, indicating a very competitive and volatile marketplace. Several of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 26%, 19%, 20% and 13% of our net sales in the first nine months of fiscal 2004 and in the fiscal years ended October 31, 2003, 2002 and 2001, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

Also, on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (FAS 142), that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, for the three and nine months ended July 31, 2004, had we accounted for stock-based compensation plans using FAS 123 as amended by FAS 148, diluted earnings per share would have been reduced by $0.08 and $0.32, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2003 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of stock-based compensation.

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

International sales accounted for approximately 75%, 62%, 64%, and 55% of our total net sales for the first nine months of fiscal 2004, and for the fiscal years 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding any recurrence of SARS or other health risks on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	an outbreak of hostilities in markets where we sell our products including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences;

•	the possibility of difficulty in accounts receivable collection;

•	greater difficulty in maintaining U.S. accounting standards; and

•	greater difficulty in protecting intellectual property rights.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 56% of our total net sales during the nine months quarter of fiscal 2004 and 38%, 42% and 38% of our total net sales in fiscal years 2003, 2002 and 2001, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS or other health risks and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

No single foreign end-user customer accounted for more than 10% of our net sales during the first nine months 2004 or 2003. However, one end-user customer headquartered in Europe accounted for 10% of our net sales in fiscal 2003.

In addition, one of our major distributors, Spirox Corporation, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to SARS or other health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

We are subject to anti-takeover provisions that could delay or prevent an acquisition of our company.

Provisions of our amended and restated certificate of incorporation, equity incentive plans, bylaws and Delaware law may discourage transactions involving a change in corporate control. In addition to the foregoing, our classified board of directorsand the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party from acquiring us and may adversely affect the voting and other rights of holders of our common stock.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expected because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.

The table below presents notional amounts and related weighted–average interest rates by year of maturity for our investment portfolio (in thousands, except percentage amounts).

		Future maturities of investments held at July 31, 2004
	Balance at 10/31/03	2004	2005	2006	2007	Thereafter
Cash equivalents
Fixed rate	$27,318	$145,090	$—	$—	$—	$—
Average rate	0.46%	0.12%	—%	—%	—%	—%
Short term investments
Fixed rate	$258,578	$8,500	$6,409	$—	$—	$—
Average rate	2.94%	1.64%	5.80%	—%	—%	—%
Long term investments
Fixed rate	$50,184	$—	$16,897	$—	$—	$—
Average rate	4.08%	—%	1.63%	—%	—%	—%

Total investment securities	$336,080	$153,590	$23,306	$—	$—	$—
Average rate	2.91%	0.20%	2.77%	—%	—%	—%
Equity instruments	$498	$427	$—	$—	$—	$—

We mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and to maintain a prudent amount of diversification.

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $72,000. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of our management.

Foreign Exchange

We generate a significant portion of our net sales from sales to customers located outside the United States, principally in Asia and to a lesser extent Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars and occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency gains (losses) were approximately $14,000 and ($266,000) for the three and nine months ended July 31, 2004.

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

There have been no changed in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of our stockholders held on May 27, 2004, the following proposal was approved:

1.	Approve the issuance of securities of the Company pursuant to the Agreement and Plan of Merger dated as of February 22, 2004, by and among the Company, Cataline Corporation and NPTest Holding Corporation.

Affirmative Votes	Negative Votes	Abstained
44,394,888	4,017,557	52,618

Item 5. Other Information

The Company has been informed that four of its executive officers, Graham J. Siddall, David A. Ranhoff, John R. Detwiler, and Brett L. Hooper have adopted stock selling plans in June 2004, June 2004, September 2004, and June 2004, respectively, under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which they intend to sell shares of the Company’s common stock from time to time.

The term of Dr. Siddall’s plan begins on October 1, 2004 and terminates on March 31, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. No more than 200,000 shares may be sold in any given quarter. The plan will terminate if and when an aggregate of 497,937 shares have been sold pursuant to the plan.

The term of Mr. Ranhoff’s plan begins on October 1, 2004 and terminates on June 28, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 495,724 shares have been sold pursuant to the plan.

The term of Mr. Detwiler’s plan begins on January 1, 2005 and terminates on December 31, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 132,700 shares have been sold pursuant to the plan.

The term of Mr. Hooper’s plan begins on October 1, 2004 and terminates on June 29, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 96,000 shares have been sold pursuant to the plan.

The Company has been informed that one of its directors, Ashok Belani, has adopted a stock selling plan in June 2004, under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which he intends to sell shares of the Company’s common stock from time to time.

        The term of Mr. Belani’s plan begins on October 1, 2004 and terminates on March 31, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 400,000 shares have been sold pursuant to the plan.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on page 47.

(b)	Reports on Form 8-K

1) The Company furnished a report on Form 8-K on May 19, 2004, containing the Company’s preliminary results for its second fiscal quarter ended April 30, 2004.

2) The Company filed a report on Form 8-K on May 28, 2004 announcing the closing of the merger of NPTest Holding Corporation with and into Cataline Corporation, a wholly-owned subsidiary of the Company.

3) The Company filed a report on Form 8-K on June 8, 2004, containing the pro forma financial information of the combined companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

September 14, 2004 Date	/s/ JOHN R. DETWILER John R. Detwiler John R. Detwiler, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
2.1 (1)	Agreement and Plan of Reorganization dated February 22, 2004, by and among the Registrant, Cataline Corporation and NPTest Holding Corporation

3.1 (2)	Amended and Restated Certificate of the Company

3.2 (3)	Amended and Restated Bylaws of the Company, as Currently in Effect

4.1 (4)	Certificate of Designation for the Non-Voting Convertible Stock of the Registrant

10.4 (5)	Amended Executive Employment Agreement, dated as of September 9, 2004 and effective May 28, 2004, by and between the Company and David A. Ranhoff.

10.5 (5)	Amended Executive Employment Agreement, dated as of September 9, 2004 and effective May 28, 2004, by and between the Company and John R. Detwiler.

10.6 (5)	Amended Executive Employment Agreement, dated as of September 9, 2004 and effective May 28, 2004, by and between the Company and Fred Hall.

10.7 (5)	Executive Employment Agreement, dated as of September 9, 2004 and effective May 28, 2004, by and between the Company and Byron W. Milstead.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K (File No. 000-22366) filed on February 24, 2004.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22366) filed on June 13, 2000.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-22366) filed on March 15, 2002.

(4)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.

(5)	Incorporated by reference to Exhibits to the Registrant’s Report on Form 8-K (File No. 000-22366) filed on September 14, 2004.