Form 10-K
period 2004-10-31
CREDENCE SYSTEMS CORP
filed 2005-01-13
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                              to

0-22366

(Commission file number)

CREDENCE SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2878499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1421 California Circle, Milpitas, California (Address of principal executive office)	95035 (Zip Code)

(408) 635-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 30, 2004 was approximately $716,330,603 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 31, 2004, approximately 85,344,729 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on March 23, 2005 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this report.

FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, statements regarding our objective to be the leading supplier of test solutions from design through to production test; the increasing of our high-end test technology; the combining of NPTest technology with our traditional cost focus; the anticipated benefits of leveraging our technology portfolio and the scalability of our CMOS stabilization technology; keeping pace with rapid advances in IC design and test enhancing our existing systems; our customers requiring increasing levels of sophisticated hardware and software tools; our belief that our acquisitions will enable us to lead the integrated design to test flow; building close working relationships with integrated circuit manufacturers, EDA software vendors and ATE machine vendors our intention to focus our ongoing high-end SoC test development on the Sapphire platform; anticipated cycle speed, timing accuracy, the number and characteristics of the pins and the density of our products; the price range of the EmiScope-IIt; our dependence upon the success of our major customers; our dependence on obtaining orders from new and current customers and the general global economy; international business continuing to account for a significant portion of our net sales; seeking long-term relationships with major customers; our dependence upon successfully developing and introducing new products, enhancements and related software tools; our belief that our new products, enhancements and related software tools will enable customers to integrate such products into their operations; our product lines continuing to share developed technology; our focus on increased cycle speed, accuracy and pin counts of our tester products; our intention to focus efforts on providing software solutions; investing significant resources in the development of new products enhancements for the foreseeable future; managing our inventory through agreements with both suppliers and subcontractors; competing favorably with respect to throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership; future results depending on attracting and retaining highly skilled workers; our dependence on continued significant expenditures related to new products, capital equipment purchases and worldwide training and customer service and support; pursuing additional acquisitions of product lines, technologies and businesses; consolidation of our manufacturing facilities and operations; closing of NPTest’s major North American facilities; consolidation of our manufacturing operations allowing us to be better able to reduce overhead and infrastructure costs, focus on product innovation and maintain a higher level of quality and customer service; the timing of the execution of the Facilities Restructuring Plan; eliminations of positions resulting from the Facilities Restructuring Plan and the reduction in force; total charges and the breakdown of total charges relating to the Facilities Restructuring Plan, including the portion of total charges expected to result in cash expenditures in the future; existing cash, marketable securities and borrowing and receivable factoring facilities being sufficient to meet our cash requirements for the foreseeable future; net revenues declining in the first quarter of fiscal 2005 and possibly thereafter; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; a significant portion of new orders depending upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; dependence upon our obtaining orders for systems to be shipped in the same quarter in which the order is received; higher shipment levels of the larger production versions of the Kalos 2 product in the upcoming months; continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers being of critical importance to our future financial results; investing significant resources in the expansion of our product lines; investing significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; the factors upon which our ability to maintain or increase sales levels in Taiwan depend; our dependence on the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; international sales continuing to account for a significant portion of our total net sales in the foreseeable future; our expectation that the Sarbanes-Oxley Act of 2002 will make it more difficult and more expensive for us to obtain director and officer liability insurance; existing facilities being adequate to meet our current and foreseeable future requirements; our anticipation that we will not be paying any dividends on our common stock in the foreseeable future; the beginning of a cyclical downturn in the semiconductor industry; anticipated amortization of intangible assets as a result of the NPTest acquisition; our cautious outlook for future orders and sales levels; our revenue recognition practices regarding new products; our belief that gross margins will be lower for at least the next several quarters; our anticipation that research and development expenses will remain above the $80 million annual level in fiscal 2005; our expectation that SG&A expenses for fiscal 2005 will be flat in absolute dollars when compared to those recorded in fiscal 2004; our belief that estimated annual amortization expenses for purchased intangible assets and deferred compensation is expected to be $23.8 million, $19.5 million and $18.8 million, for the fiscal years ending 2005 through 2007, respectively; estimated annual amortization expense for the other intangible assets being $20.4 million for fiscal 2005, $16.6 million for fiscal 2006, $16.5 million for fiscal 2007 and $63.4 million cumulatively for fiscal years ending October 31, 2008 and thereafter; the effect of the adoption of certain accounting policies; recording a full valuation allowance on domestic tax benefits; our expectation that we will not recognize any significant tax benefits in our results of operations; recording a full valuation allowance on domestic tax benefits; investments in inventories continuing to represent a significant portion of our working capital; our belief that our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and foreseeable future, including cash for potential acquisitions or strategic investments, capital expenditures and working capital requirements; our dependence on generating sufficient taxable income in future years to realize net deferred tax assets; future minimum lease payments; minimum contractual cash obligations and other commitments; our belief that the adoption of EITF 04-8 will not materially impact our diluted earnings per share; the ultimate liability for pending claims; and our intent to sublease the Fremont space.

Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include difficulties in integrating NPTest technology with Credence technology; difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; optical debug and diagnostic systems and related software; the possibility that our existing systems will become obsolete faster than expected; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our software product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; less demand for the EmiScope-IIt product than expected; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancements and related software tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; increased competition with regards to our software solutions; a lack of the required resources to invest in the development of new products; difficulties in locating and establishing relationships with suppliers and subcontractors to manage our inventory; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and businesses to acquire; unanticipated difficulties in implementing the reduction in force and the Facilities Restructuring Plan; unanticipated costs arising from the implementation of the Facilities Restructuring Plan; delays in executing the Facilities Restructuring Plan; the need for additional restructuring actions; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; the timing of orders; unanticipated order cancellations for the Kalos 2 product; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; unanticipated changes in the director and officer liability insurance market; unanticipated regulations applicable to us requiring us to pay dividends on our common stock; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties of the assumptions regarding anticipated amortization of intangible assets as a result of the NPTest acquisition; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints preventing us from committing above the $80 million annual level in fiscal 2005; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of EITF 04-8; and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this Annual Report on Form 10-K are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-K should assume that the information provided today will still be valid in the future. Such information speaks only as of the date of this Form 10-K.

Item 1.    Business

We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We also develop, license and distribute software products that provide automation solutions in the IC design and test flow fields. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, analog, mixed-signal, system-on-a-chip, radio frequency and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, characterization, emission-based optical diagnostics, failure analysis and production test markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage and, second, as they are produced in high volume. Our software products enable design and test engineers to develop and troubleshoot production test programs prior to fabrication of the device prototype. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

We were incorporated in California in March 1982 and were reincorporated in Delaware in October 1993. “Credence” or the “Company”, “we”, “us” and “our” refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 1421 California Circle, Milpitas, California and our telephone number is (408) 635-4300. Our worldwide website address is www.credence.com. On our Investor Relations page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Mr. John R. Detwiler, the Company’s Senior Vice President, Chief Financial Officer and Secretary at the Company’s headquarters at 1421 California Circle, Milpitas, California 95035. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. “Credence Systems Corporation,” “Credence,” “IMS,” “Fluence,” “SC,” “ValStar,” “Quartet,” “Octet,” “Sapphire,” “ITS9000,”, “ASAP”, “SPP”, “Electra,” “Vanguard,” “Wavebridge,” “MemBIST,” “TDS,” “TDX,” “BOST,” “MemBOST,” “Kalos,” “DUO,” “TMT,”

“MVNA,” “Opmaxx,” “DirectTest,” “Virtual Test,” “Optonics,” “Emiscope” and “SZ” are certain of our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies.

Background

The semiconductor industry’s successful production of increasingly smaller, faster and more sophisticated ICs has made semiconductor devices available for a wide range of applications resulting in semiconductor content growth in almost all appliances ranging from dishwashers to automobiles, cell phones to PDAs and laptops to servers. At the same time, semiconductors have emerged as the building blocks of the communication, internet and telephony infrastructures. IC proliferation, together with a competitively driven reduction in device average selling prices or ASP’s, has forced IC manufacturers to continually drive to reduce manufacturing costs while improving their time to volume production and profit.

The process of designing and manufacturing ICs is complex and capital-intensive, involving stages of design, prototype manufacture, engineering validation test of the prototypes, device manufacture and production test. Each stage in this process has come under pressure as ICs have increased in complexity and speed while ASP’s have declined. At the design stage, advances in electronic design automation, or EDA, software have allowed design engineers to work with IC designs at increasingly higher levels of abstraction, permitting engineers to design significantly more complex ICs in less time. The ability to design more complex and capable circuits, together with advances in manufacturing processes, has resulted in an approximate doubling of chip speed and complexity every two years. However, as ICs have become more complex and as device manufacturers have increasingly sought ways to introduce products to market more rapidly, critical limitations have become increasingly apparent in the IC design-to-production process flow.

Today, IC design and manufacturing is, to a large extent, a serial process that crosses organizational, functional and often geographical boundaries. In general, a design has to be complete before prototypes can be built; prototypes have to be built before they can be tested; and prototypes have to be production-ready before production test software can be debugged and refined. Production test software can take significant time to debug and refine. The need to wait until a physical part has been produced to perform that process may delay an IC’s introduction to market. Even then, test failures can raise the question of whether the IC itself is flawed, or the test has an error. In addition, an IC’s design may be so sophisticated that some or all of its functionality cannot effectively be tested. Designs that are found to be un-testable when produced require another iteration of the IC process flow. These challenges are further exacerbated within semiconductor manufacturers by traditional organizational boundaries where design responsibilities end at pre-silicon verification and ownership is transferred to test engineering to create suitable test programs and by the increased level of outsourcing which physically separates the design and test functions. Additionally, the process and technology used to develop and debug production test programs has often been inefficient and inadequate.

The equipment used in the engineering validation test stage has often been unable to effectively verify and characterize increasingly complex ICs. To perform specialized tests on prototypes, engineers turned to ATE machines to verify and characterize prototypes. ATE machines however, are designed for volume production testing and in many cases lack the flexibility or versatility to efficiently test whether, and within what limits, a given part works, or efficiently analyze why it fails to work.

Production testing is a principal element in the cost structure of semiconductors. Purchasers of production testers now examine more carefully the total cost of ownership of ATE comprised of the initial purchase price of the tester, as well as the tester’s reliability, flexibility, size, power, cooling requirements, ability to upgrade, maintenance costs and spare parts.

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

There are two dominant process technologies used to develop the ICs used in ATE: emitter-coupled logic, or ECL and complementary metal oxide semiconductor, or CMOS. To a lesser extent, Silicon Germanium (SiGe) and Gallium Arsenide (GaAs) circuitry is used but cost limits the use of these technologies to high speed, high accuracy applications. Although CMOS technology allows higher functionality per chip and requires less power to operate than ECL, ATE based exclusively on CMOS technology has been limited by the inability of CMOS to meet the timing and measurement demands of semiconductor testing. Historically, although the speed of CMOS was acceptable, its timing stability was not. This problem results from the tendency of CMOS circuits to experience timing drift as a function of temperature and voltage variation during tests. To fully benefit from the economic and other advantages of CMOS technology, the challenge has been to control this drift characteristic in order to produce semiconductors for ATE that meet the performance requirements of semiconductor testing.

These technical, economic and market trends have created a significant need for an integrated design to production test flow that includes photo emission based optical diagnostic tools, specialized engineering validation test products and high performance, cost effective ATE. Additionally, the market is requiring solutions that enable engineers to develop and debug production test software and ATE interface equipment, or fixtures, in parallel with the design and validation of IC prototypes to increase the process parallelism and improve device time to market.

The Credence Solution and Strategy

Our objective is to be the leading supplier of test solutions from design through to production test. This includes high performance IC engineering validation test systems, compelling silicon debug and diagnostic systems, cost-effective ATE for production testing of ICs used in high volume applications and software solutions to decrease the cycle time from circuit design to high volume manufacturing.

We provide high performance IC engineering solutions that address the engineering, debug and validation requirements of increasingly complex devices. Our engineering validation test systems test logic devices, mixed-signal devices that combine both analog and digital functionality and memory devices. Our engineering validation test systems can also be used to test selected functions of highly integrated, system-on-a-chip, or SoC, devices. By keeping pace with the industry’s advances in speed and pin count requirements, our solutions enable customers to reduce the time required for verification, characterization and failure analysis. This generally results in lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today’s increasingly complex ICs. Our validation systems give engineers a more flexible and cost-effective way to verify and characterize prototype ICs and to perform failure analysis. Each validation system integrates the functions of a variety of individual test instruments into a single system consisting of both hardware and software that offers increased verification and characterization performance with significant cost savings. Our engineering validation test technology allows our systems to send and receive data from an IC at the same speeds the circuit will experience in actual use. As a result, design and test engineers can better identify failures, assess areas of concern, run rapid diagnostic sequences to pinpoint the causes of failure and identify changes needed to correct design errors or weaknesses. With our acquisition of Optonics, we added unique debug and diagnostic capabilities to our engineering solutions to provide advanced silicon debug, characterization and device failure analysis. Incorporating innovative time resolved emission technology for the backside timing measurement of a wide range of devices from complex multi-layer metal devices in flip-chip packages, to more traditional devices with conventional wire bond and tape automated bonding packaging technologies, this technology helps semiconductor manufacturers bring products to market faster with fewer mask re-designs and at a lower cost. Additionally, our engineering solutions accelerate failure analysis problem resolution with integrated test and diagnostic systems and integrated feedback to the major EDA manufacturers. Our solutions provide IC manufacturers shorter design cycles and faster failure resolution, improving profit opportunities and minimizing failure impact.

Cost of ownership is a critical parameter in choosing ATE platforms. Credence has traditionally excelled in this area, developing proprietary CMOS stabilization methods that minimize the drift characteristic of CMOS and enable us to produce ATE production test systems and instruments that are smaller and require less power than those based on ECL technology. These testers and instruments are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today’s ATE market. CMOS technology allows the circuits used in our testers to be reduced, or scaled down in size, as IC process technology improves. This scalability enables us to develop and manufacture smaller, circuits for use in our testers at what we believe to be a lower cost and with a potentially shorter development cycle, than traditional process technologies.

Although cost is critical in ATE, many high end applications require extreme stability and accuracy. With our acquisition of NPTest in 2004, we have increased our high-end test technology considerably. NPTest has traditionally been a leader in high performance bipolar ECL and SiGe circuitry. We believe that this technology, combined with Credence’s traditional cost focus, will allow us to provide scalable solutions that can meet both the high performance requirements seen in SoC characterization and the strict cost goals of high volume production.

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

Our business strategy incorporates the following key elements:

•	Maintain Technological Competitiveness. We believe that our proprietary CMOS stabilization technology enables the development of ATE that is designed to meet the performance and cost of ownership requirements of semiconductor manufacturers and assembly and test services companies. We have also expanded our technology portfolio significantly in the areas of debug, automotive and high power test, optical probe and high end SoC test through key acquisitions in the most recent business cycle. We believe that leverage of this technology portfolio and the scalability of our CMOS stabilization technology will allow us to offer new products and enhancements in a potentially shorter time and at a lower cost than many of our competitors.

•	Provide Innovative Solutions to Test Increasingly Complex Devices. We intend to keep pace with rapid advances in IC circuit design and test by introducing new engineering validation test systems, optical debug and diagnostic systems and related software designed to test higher speed, more complex and higher pin count devices. We intend to continually enhance our existing systems to add valuable features and functions that meet our customers’ evolving needs.

•	Lower Total Cost of Ownership. We seek to provide ATE to our customers at a lower total cost of ownership than competing products currently available while meeting the performance requirements of our customers. We believe that the system price, reliability, flexibility, size, power, cooling requirements, upgradeability and maintenance costs, including spare parts, of our testers enable our customers to more cost effectively test ICs.

•

Provide Integrated Design to Production Test Solutions to Reduce Time-to-Market.    We believe that our customers require increasing levels of sophisticated hardware and software tools to integrate the design to production test flow, assist in the utilization of ATE and minimize time-to-market. We currently are focusing our software efforts on internal development and acquisition of companies or businesses that develop such tools. Through previous acquisitions of Fluence Technology, Inc., or Fluence and Integrated Measurement Systems, Inc., or IMS, we have a large installed base of automatic test program development software and technology in the areas of analog design, optimization and fault analysis technology. We have developed a next generation test program development product, TestDeveloper, that combines the best of the previous TDS and TDX product lines and extends the capability of the application. The acquisition of IMS added Virtual Test Software designed to develop and debug test programs and model the tester and test environment. With our acquisition of Optonics, we offer a unique silicon debug, diagnostic and failure analysis methodology that enables transistor-level failure location. Incorporating leading high-speed opto-electronic IR detection and imaging technology, our Emiscope product line provides critical information to rapidly locate timing problems in new or failing devices. We believe our acquisitions together with our new software product lines that integrate design and test, will enable us to lead the integrated design to test flow.

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

Products

We currently offer a wide variety of products that test digital logic, analog, mixed-signal, SoC, static random access memory, or SRAM, non-volatile or Flash memory and radio frequency wireless ICs. Digital logic semiconductors produce discrete on and off logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Analog semiconductors control external functions such as sound, graphics and motor controls by producing continuous varying voltage or current signals. When these analog functions are combined onto a digital IC, the resulting device is considered a mixed-signal device and as the levels of integration increase, the circuit is termed as SoC device. For memory devices, dynamic random access memory, or DRAM, loses data without power while non-volatile memory, or NVM, semiconductors retain their data when the power is turned off. RF wireless ICs are the devices that receive, transmit and convert radio frequency signals typically used in cellular telephones and other communications devices.

During fiscal 2004, we acquired NPTest, headquartered in San Jose, California, USA. NPTest designs, develops and manufactures advanced semiconductor test and diagnostic systems and provides related services for the semiconductor industry. The NPTest business traces its history to 1965 when Fairchild Semiconductor established an automated test equipment division. In 2003, NPTest launched the Sapphire platform with initial shipments in December of 2003. This highly scalable platform competes in the mid/high end SoC test market, taking advantage of NPTest’s strength in high performance test along with superior test economics. Credence now intends to focus its ongoing high end SoC test development on the Sapphire platform.

During fiscal 2003, we introduced Verity, an integrated test and debug platform for the engineering and failure analysis area and the Personal Kalos 2 and Kalos 2 systems. The Kalos Series, tests non-volatile memory, or NVM, devices, including ROM, EPROM, EEPROM and Flash memories, which are used in high volume applications in the consumer, automotive and telecommunications markets. Also during fiscal 2003 we acquired the principal assets of SZ Testsystems AG, SZ Testsystems GmbH and SZ Testsysteme Japan Limited, or, collectively, SZ. The SZ ATE products, which are produced in Amerang, Germany, are focused on the advanced analog, power automotive and communications markets. We also acquired Optonics, Inc., or Optonics, based in Sunnyvale, California. Optonics is a major supplier of integrated solutions for emission-based optical diagnostics and failure analysis.

During fiscal 2002, we introduced several new products, or modifications to existing products. The ASL 3000 extends our ASL product line providing digital capability on the analog-focused product line. The ASL 3000 is targeted toward cost-sensitive mixed signal applications. To address the high performance, low cost RF IC market, we introduced the ASL 3000RF, which incorporates our proprietary Modulated Vector Network Analyzer, or MVNA technology. In the engineering validation market, we introduced the Gemini MS product that combines digital performance with new analog measurement technologies. Adding to our design to test portfolio, we introduced a new version of our Test Developer product with improved cyclization and software algorithms.

During fiscal 2001 we acquired IMS. IMS designs, manufactures, markets and services high-performance engineering validation test systems. These systems are used to test, at the prototype stage, complex digital, mixed-signal and memory devices. In addition, IMS develops, markets and supports a line of virtual test software that we believe enables design and test engineers to develop and debug production test software prior to fabricating the prototype of the actual device. During fiscal 2001, we merged our wholly owned subsidiary, Fluence, into IMS. During fiscal 2002, we merged IMS into the Company.

Subsequent to the acquisition of NPTest, the Company organized into product line groups consisting of the Sapphire Products Group, the Mobile Products Group and the Diagnostics and Characterization Group. The Sapphire Products Group consists of the Sapphire, IMS, Design to Test Software and Quartet/Octet product lines. The Mobile Products Group consists of the ASL, KALOS and SZ product lines. The Diagnostics and Characterization Group consists of the Emiscope, GlobalScan, Focused Ion Beam (FIB) and Infra-red Emission Microscope (IREM) product lines.

The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds (ps) or nanoseconds (ns), the number and characteristics of the pins and the density, in megabits (Mb), of the device that can be tested:

Product	Series	Models	Basic Features	Typical Devices Tested
Digital	IMS Vanguard	300 500 550	Engineering validation test: Up to 1Gbs +/- 200 ps accuracy 16-512 Pins	Microprocessors, network processors, chipsets, ASICs, multi-chip modules
Mixed-Signal, SOC	Sapphire	Sapphire

ATE:

>1024 digital pins

200Mb/s-3.2Gb/s+

Better than +/- 50 ps accuracy

>300A power

Analog and Serial instruments for Audio, Video, Cellular baseband, xDSL, GigE, PCI Express, S-ATA, HDD read channel, OC-48.

Compact, low cost infrastructure.

Universal test head slots for maximum flexibility.

Microprocessors, multimedia devices, mass storage, DSPs, ASICs, datacom and specialty devices, mobile communication devices, complex audio devices
	EXA 3000	EXA3000	ATE: >1024 digital pins 400Mb/s-3.2Gb/s Up to +/- 50 ps accuracy Analog and Serial instruments for Audio, Video, Cellular baseband, xDSL, GigE, PCI Express, S-ATA, HDD read channel, OC-48.	Microprocessors, multimedia devices, mass storage, DSPs, ASICs, datacom and specialty devices, mobile communication devices, complex audio devices
	Octet	Octet 200 Octet 400 Octet 800	ATE: 1024 digital pins 200-800 Mb/s +/- 150 ps accuracy Analog, Video, Audio	Multimedia devices, mass storage, DSPs, ASICs, datacom and specialty devices, mobile communication devices, complex audio devices
	Quartet	Quartet	ATE: 512 digital pins 200 MHz +/- 175 ps accuracy Analog, Video, Audio	Multimedia devices, mass storage, DSPs, ASICs, datacom and specialty devices, mobile communication devices, complex audio devices
	ASL	ASL 3000	ATE: Up to 32 analog instruments with expansion for up to 64 pins of digital and DSP instruments.	Personal communications, A/D and D/A converters as well as multi-site test of traditional linear devices

Product	Series	Models	Basic Features	Typical Devices Tested
	SZ Falcon		ATE: Up to 32 analog instruments with expansion for up to 128 pins of digital and DSP instruments.	Automotive and mixed signal devices
	SZ Piranha		ATE: Up to 64 pins 50 MHz digital	Automotive and mixed signal devices
	IMS Electra	Electra, Electra MX	Engineering validation test: 16-576 digital pins 200 MHz Digital 2.4GHz Analog	High pin count SoC’s, A/D and D/A converters, PLL’s
	IMS Gemini	Gemini MS	Engineering validation test: 336 digital pins 330 MHz Digital 2.4GHz Analog
Memory	KALOS 1	Kalos, Kalos xw, Kalos (xp), Personal Kalos	ATE: 50 MHz Up to 1G fail memory +/- 1ns Accuracy	Flash memories, EEPROM, EPROM, MROM, and NVM ASICs
	KALOS 2	Personal K2 Kalos 2 system	ATE: 192 pins 72 independent sites 100/400 MHz Up to 2G fail memory +/-350 ps accuracy	Flash memories, EEPROM, EPROM, MROM, and NVM ASICs
	IMS Orion	Orion	Engineering validation test: 200MHz 48-80 Pins 1 Gbit fail memory	SRAM, DRAM, Rambus
Mixed Signal Analog Test Products	ASL	ASL 1000	ATE: Up to 19 analog instruments with 32 14MHz digital pins	Analog or Linear IC such as battery power management IC. Traditional linear devices such as op-amps, comparators and regulators
Mixed Signal Radio Frequency (RF) Wireless	ASL	ASL 3000RF	ATE: Up to 16 ports of 6GHz RF with Analog and digital instruments. MVNA technology	Wireless communications IC such as PAs, low noise amplifiers, mixers and synthesizers. Bluetooth, CDMA, GSM and 802.11 WLAN compatible devices
Diagnostics & Characterization Products	Emission Based Optical Probers	EmiScope IIt	Debug and failure analysis: Expandable, configurable timing and logic optical probing system for advanced device analysis	All flip chip devices and many wirebond-packaged devices proven to below 90nm design rules
	Laser-based failure localization	GlobalScan-I	Debug and failure analysis: Expandable system for localization and characterization of device failures and performance yield improvement	All flip-chip and many wirebond-packaged devices proven to below 90nm design rules

Product	Series	Models	Basic Features	Typical Devices Tested
	Focused Ion Beam	P3X	Failure analysis, identify and repair circuit layout mainly in outer metal layers
	Focused Ion Beam	OptiFIB	Failure analysis, identify and repair circuit layout mainly in inner metal layers
	Emission Microscopy	IREM-1	Failure analysis, yield improvement and design debug. A fault localization system for both photo emission and thermal emission spectrums.	All device and package types
		IREM-II	Failure analysis, yield improvement and design debug. A fault localization system optimized for the photo emission spectrum. Extremely high sensitivity system.	All device types
Software	Design to Test	Test Developer	Generates tester specific files from simulation (EDA) files. Verifies timing specification	Tools apply to digital logic circuits
	Design to Test	Virtual Test	Accelerates the development and debug of test programs	Tools apply to digital logic devices

Digital Products

IMS Vanguard.    The IMS Vanguard, our flagship engineering validation test product introduced by IMS in 1999, can send and receive data from ICs under test at up to 1 Gbs and accounted for the majority of our logic family sales in 2002 and 2003. The logic engineering validation test system family includes the Vanguard 500, 330 and most recently introduced 550.

SoC and Mixed-Signal Products

Sapphire.    Sapphire is our next generation high performance SoC configurable test platform. First shipped by NPTest in December 2003, it is designed to be a highly reconfigurable and scalable functional and structural tester for a wide range of ICs. All of Sapphire’s test electronics are integrated in the test head and interconnected by a proprietary high bandwidth bus, which results in a lower cost platform and a smaller footprint. Sapphire can be used for design debug and validation, characterization, wafer sort and final test. The design supports a broad configuration range of up to 5,000 pins and a performance envelope that ranges from 200 MHz to 6.4 GHz.

EXA 3000.    The EXA3000, introduced in 2000, is a high performance functional test platform capable of testing a wide range of ICs. The EXA3000 provides a wide performance range from 400 MHz to 3.2 GHz, allowing the test of most SOCs, microprocessors and graphics ICs. The EXA3000 is used for characterization and final test.

Octet.    Octet was Credence’s latest generation SoC test platform prior to the NPTest acquisition. Introduced in July 2002 and first shipped in October 2002, Octet targets high performance SoC chips used in chipsets, graphics, audio, video, mass storage and wireless baseband markets. Featuring up to 1024 digital pins and a selection of high performance analog instruments, the Octet meets the market requirements for low cost of test. In fiscal 2004, as part of the integration of the NPTest business, we communicated to customers that future SoC research and development would be focused on the Sapphire platform.

Quartet.    Quartet was introduced in 1998 and started shipping in early fiscal 1999. Quartet builds on the Duo series by addressing the needs of device manufacturers serving the consumer mixed-signal, or CMS, marketplace. CMS devices combine the power of digital processors with CD quality audio, broadcast video and wireless communications onto a single, cost-sensitive SoC. The Quartet, the first of the Quartet series, addresses all four of these requirements in an integrated, ready for volume production package. With 200 MHz digital, 20 bit audio and 300 MHz video, Quartet is designed to meet the demands of the most complex SoC devices. In fiscal 2004, as part of the integration of the NPTest business, we communicated to customers that future SoC research and development would be focused on the Sapphire platform.

ASL 3000.    Introduced in fiscal 2002, the ASL 3000 is an extension of the ASL product line featuring an increased number of mixed signal instruments, expansion to 64 pins of digital capability and DSP based mixed signal test. The ASL 3000 is capable of testing more complex devices and more devices in parallel and targets a wide range of ICs used in personal communications.

SZ Falcon.    The SZ Falcon is a high-performance analog and mixed-signal test system that offers unique analog, DSP and digital capabilities for automotive, smart power and consumer devices. SZ Falcon delivers high throughput with a 200 MHz digital sequencer per channel architecture and reduces test costs through its high-speed computer/tester interface, and parallel, multi-site and concurrent test capabilities. The SZ Falcon offers an innovative tester-per-pin technology for analog and digital applications, as well as special automotive pins offering a voltage swing up to a 30 V. The SZ Falcon also features Giglink, a new high-speed serial bus system and AWT, a new analog wave tool.

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

Memory Products

Kalos 2.    Kalos 2 was introduced in fiscal year 2003 and represents the next generation non-volatile memory testers. With industry leading speed and innovative tester on a chip (ToC) architecture, the Kalos 2 products provide the highest level of parallel test capabilities. Coupled with minimal footprint and complete engineering to production test coverage, the Kalos 2 delivers the lowest overall cost of test for NVM devices.

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

Kalos (hex).    Introduced in fiscal 1999, the Kalos (hex) is based upon the Kalos tester. The Kalos (hex) features 16 test sites, enabling testing of high pin count NVM and flash memory core microcontroller devices.

Kalos xw.    Introduced in fiscal 2000, the Kalos xw is based upon the Kalos tester and features 32 test sites, twice as many test sites as the standard Kalos system.

Personal Kalos & Personal Kalos 2.    Personal Kalos is a desktop engineering version of the high-throughput Kalos tester. The Personal Kalos 2 version was introduced in fiscal year 2003.

IMS Orion.    The IMS Orion is used by our customers to verify the designs of the most common types of memory integrated circuits, including complex SRAMs and DRAMs. The IMS Orion sends and receives data from integrated circuits under test at speeds up to 200 MHz/400 Mbs.

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

Diagnostics & Characterization Products

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

EmiScope-IIt.    A configurable, expandable platform for non-invasive, transistor-level internal signal probing of silicon ICs. The EmiScope-IIt is the industry-leading solution for debug of flip-chip packaged and multi-metal layer devices. Using innovative time-resolved photon emission detection technology, the system enables semiconductor manufacturers to perform debug and characterization more quickly and effectively, thus bringing products to market faster, with fewer design respins. The system’s high-bandwidth electronics, high-resolution imaging, and data management capabilities enable semiconductor manufacturers to perform timely design debug, failure analysis and characterization. The EmiScope-IIt offers multiple user options, including five lens sets for a variety of package types, high-power cooling, flexible fixturing and software data analysis modules. The EmiScope-IIt can also be field upgraded with GlobalScan technology as customer needs grow.

Laser-based failure localization

GlobalScan-I.    A configurable platform for fault and design marginality localization, the GlobalScan-I features innovative laser-scanning microscope (LSM) technology. It supports the same options as the EmiScope-IIt, including five lens sets, a common software base, and flexible fixturing and cooling options. In its fault isolation mode, the GlobalScan system quickly pinpoints resistive metal interconnections, opens and other traditional manufacturing faults, allowing manufacturers to solve critical yield problems quickly and efficiently. In its performance marginality localization mode, the GlobalScan-I identifies regions of a circuit which are limiting performance at specific speeds, voltages, or temperature conditions, allowing device designers to implement design fixes efficiently and with fewer design respins. The GlobalScan-I system can also be field upgraded to EmiScope functionality as customer needs grow.

Focused Ion Beam Products

P3X.    The IDS P3X is a Focused Ion Beam product used for circuit edit and repair. The IDS P3X combines ion column with a CAD navigation interface, which enables the user to align FIB and CAD images simultaneously. In failure analysis, the IDS P3X can identify and repair circuit layout mainly in outer metal layers. The system can provide an option to edit 300mm wafers.

OptiFIB.    The IDS OptiFIB is a Focused Ion Beam product used for circuit edit and repair. The IDS OptiFIB is unique because it combines ion and photon optics in a single coaxial column with a CAD navigation interface, which enables the user to align FIB and CAD images simultaneously, increasing the accuracy of circuit modification. In failure analysis, the IDS OptiFIB can identify and repair circuit layout at inner metal layers. The system can provide option to edit 300mm wafers.

Software Products

Although the software revenue represents a small part of our overall business, our software products for IC manufacturers and test and assembly contractors help create detailed tests to ensure product quality and shorten time-to-market.

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

One customer, Spirox Corporation (a distributor in Taiwan), accounted for 23%, 19% and 20% of our net sales in fiscal 2004, 2003 and 2002, respectively. STMicroelectronics N.V., headquartered in Europe, accounted for 15% and 10% of our net sales in fiscal 2004 and 2003, respectively. Intel Corporation, headquartered in the United States, accounted for 11% of our net sales in fiscal 2004 and 20% of our net sales in fiscal 2002.

We believe that our success depends in large part upon the success of our major customers. The loss of, or any reduction in, orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors has materially adversely affected and may continue to materially adversely affect our business, financial condition or results of operations. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers as well as upon the financial condition and success of our customers and the general global economy. There can be no assurance that our sales will not decrease in the future or that we will be able to retain existing customers or to attract new ones.

For information on our geographic data and major customers, see Note 4 “Industry Segments and Concentration of Risks,” of the Notes to the Consolidated Financial Statements included elsewhere herein. Our international sales are primarily denominated in United States dollars. We anticipate that our international business will continue to account for a significant portion of net sales in the foreseeable future. See “Risk Factors—Our international business exposes us to additional risks.”

We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 2004, our order backlog for systems, exclusive of orders for software, spare parts, service and support, was approximately $174.9 million plus an additional $19.9 million of deferred revenue under Staff Accounting Bulletin 104, or SAB 104, as compared with $52.5 and $9.4 million, respectively, as of October 31, 2003. We have historically experienced order cancellations and customer-requested shipment delays in connection with cyclical downturns in the semiconductor industry. We believe it is probable that order cancellations and customer-requested shipment delays will continue to occur in the future.

Sales, Service and Support

We currently market and sell our products in the United States and Europe principally through our direct sales organization, with direct sales employees and representatives in over 14 locations. Outside the United States and Europe, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 18 countries. Shipments through distributors represented approximately 35%, 28% and 35%, of net sales during fiscal years 2004, 2003 and 2002, respectively.

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

Historically we have pursued a technology acquisition strategy to complement our internal research and development efforts. This strategy has included the acquisitions of businesses, product lines, instruments and technology. Recent acquisitions include:

•	in January 2003, we acquired Optonics, which added emission-based optical diagnostics and failure analysis products.

•	in January 2003, we purchased substantially all of the assets of SZ Testsysteme AG and SZ Testsysteme GmbH. The SZ products are focused on the advanced analog, power automotive, and communications markets for ATE.

•	in May 2004, we acquired NPTest which designed, manufactured, marketed and serviced high performance debug, characterization and volume production test systems.

Our ASL product lines originally came from the TMT acquisition in fiscal 2000. This product line has evolved to include the ASL3000, a mixed signal version that utilizes technology from Credence. The ASL3000RF product is the technical integration of the original TMT product, the RF instrumentation acquired in the MI acquisition and digital and mixed signal technology that was developed by us.

Our IMS product lines are currently sharing technology development with our Sapphire and Quartet/Octet product families. Our ASL product lines are currently co-developing technology with our SZ product lines. There are many other examples of technology sharing within the Company. We believe it is essential for our product lines to continue to share developed technology. This allows us to accelerate our development cycles and minimize our investment in research and development.

The CMOS stabilization methods developed by us as well as the methods acquired from Tektronix in the early 1990’s provides several different solutions to the tendency of CMOS to experience timing drift as a function of temperature and voltage variation. The first proprietary solution uses a timing phase detection circuit combined with a voltage control mechanism to compensate for thermal, voltage and process drift. The second uses a unique combination of counters and heating circuits to provide stability through thermal means. These methods allow our CMOS-based ICs to achieve the timing repeatability necessary to meet the performance requirements of ATE and to realize the economic and other advantages of CMOS technology over ECL technology. CMOS circuits use less space than those based on ECL as the circuits require less power and can be more closely packed together. In addition to these acquired stabilization methods, we have also developed and continue to develop new and/or improved stabilization techniques for our tester products.

With the acquisition of NPTest we intend to focus our high end SoC research and development efforts on the Sapphire product line to ensure that our products have the ability to efficiently test state-of-the-art customer devices which combine analog, high speed digital logic and memory on a single IC.

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

Research and development expenses were $80.5 million in fiscal 2004, $73.5 million in fiscal 2003 and $85.4 million in fiscal 2002 (excluding charges for in-process research and development, or IPR&D).

Proprietary Rights

We attempt to protect our intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. Our current patent portfolio has increased from 141 United States patents plus foreign counterparts held at the end of 2003 to approximately 250 United States patents plus foreign counterparts. Our patent portfolio growth was due to a combination of pursuing our ongoing patent filing and prosecution activities and the acquisition of patents as part of our merger activities over the preceding year. Our patents relate to a range of technologies including features of our products. From time to time we grant licenses under our patents and technology and receive licenses under patents and technology from others.

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

Manufacturing and Suppliers

Our manufacturing objective is to produce engineering validation test systems and ATE that conform to our customers’ requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom ICs. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configuration specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers, and we are in the process of qualifying a second source for some of those components. There can be no assurance that such alternative source will be qualified or available. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See “Risk Factors—There are limitations on our ability to find the supplies and services necessary to run our business.”

Competition

The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States, Europe and Japan, as well as from some of our customers. These competitors include, among others, Teradyne Inc., Agilent Technologies, Inc., Advantest Corporation, Eagle Test Systems, Inc., Nextest Systems Corporation and LTX Corporation.

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

Employees

As of October 31, 2004, we had a total of 1,886 direct employees and 215 temporary or contract employees. Of the 1,886 direct employees, 442 employees are in manufacturing, 694 employees are in research and development and 750 employees are in selling, general and administrative functions. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our domestic employees is represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

RISK FACTORS

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	difficulties integrating NPTest and other recent acquisitions into our organization;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMS, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities as well as health issues such as Severe Acute Respiratory Syndrome, or SARS, especially in Asia.

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on system sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	long-term pricing concessions by us and our competitors and pricing by our suppliers;

•	manufacturing volumes;

•	manufacturing inefficiencies;

•	hardware and software product sales mix;

•	absorption levels and the rate of capacity utilization;

•	inventory write-downs;

•	new product introductions;

•	product reliability;

•	customization and reconfiguration of systems;

•	the possible sale of inventory previously written-off;

•	international and domestic sales mix and field service margins; and

•	facility relocations and closures; and

•	ceasing investment in underperforming or redundant product lines.

New and enhanced products typically have lower gross margins in their early stages of commercial introduction and production, and we may build substantial finished goods inventories of such new products. If delays in or cancellations of orders for those products occur, it may require future inventory write-offs, which would negatively affect our future financial performance. Although we have recorded and continue to record inventory write-offs, product warranty costs, and deferred revenue, we cannot be certain that our estimates will be adequate.

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

In addition, acquisitions involve numerous other risks, including:

•	demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

•	difficulties assimilating the domestic and international operations, personnel, research and development, technologies, sales channels, manufacturing, products and corporate information technology and administrative infrastructure of the acquired companies;

•	diversion of our management’s attention from other business concerns;

•	increased complexity and costs associated with international and domestic internal management structures;

•	the potential loss of key employees or key distributing, marketing, customer and other business relationships of the acquired companies; and

•	risks of entering markets in which we have no or limited experience.

•	integrating processes and controls to effectively monitor, control, and manage our financial statement close process.

In May, 2004, we consummated the purchase of NPTest. The size and scope of this transaction with NPTest increases both the scope and consequence of these ongoing integration risks. Even if the acquisition is successfully integrated, we may not receive all of the expected benefits of the transaction.

For these reasons, we cannot be certain what effect acquisitions may have on our business, financial condition and results of operations.

If we are not successful in efficiently and promptly integrating NPTest into our organization, the anticipated benefits of the merger may not be realized.

Achieving the anticipated benefits of the merger will depend, in part, on the integration of technology, operations and personnel of Credence and NPTest. We cannot assure you that the integration will be successful or that the anticipated benefits of the merger will be fully realized. The challenges involved in this integration include the following:

•	satisfying the needs of the combined company’s customers in a timely and efficient manner;

•	persuading the employees that our business culture is compatible with NPTest’s business culture and retaining the combined company’s key personnel;

•	maintaining the dedication of the combined company’s management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	maintaining the combined company’s management’s ability to focus on anticipating, responding to or utilizing changing technologies in the IC test equipment industry;

•	maintaining NPTest’s key supplier relationships; and

•	introduction by competitors of new, disruptive technologies to the marketplace which reduce NPTest’s market share prior to the successful integration of the two companies.

•	integrating processes and controls to effectively monitor, control, and manage our financial statement close process.

In order to effectively deal with the changes brought on by the scale of the NPTest acquisition, we are implementing and improving a variety of operating, financial, and other systems, processes, procedures, and controls. However, we cannot be certain that any existing or new implementation of our systems, processes or controls, including the implementation of the NPTest processes and controls on our primary business applications (including our SAP ERP system) will be adequate to support potential fluctuations in our operations during the transition or will be accomplished without disruptions in our business. Any failure to implement, improve and expand such systems, processes, or controls efficiently could have a material adverse effect on our business, financial condition or results of operations.

In addition, we intend to develop new products that combine NPTest’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of our businesses to fluctuate and fail to meet expectations. To date, we have not completed our investigation into the challenges (technological, market-driven or otherwise) of developing and marketing these new products. There can be no assurance that we will be able to overcome these challenges, or that a market for such new products will develop after the merger.

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

Employee uncertainty related to the NPTest acquisition could harm us.

Our employees may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or fully executed. This may adversely affect the combined company’s ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm the combined company.

As a result of our acquisition of NPTest, we may be required to take additional charges.

Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we evaluated the current inventory valuations of our products to determine if the inventory values have been impaired. The primary area of market segment overlap is in the higher-end system-on-a-chip marketplace where we have chosen to focus future investment on the development of the NPTest Sapphire product rather than our Octet product. The review and evaluation resulted in a special charge of $49.6 million in fiscal 2004. Of this amount, $45.0 million was directly related to inventory write-downs. The remaining $4.6 million related to vendors’ liabilities, spare part write-downs, long-lived assets write-off, the scrapping of existing work orders and workforce reductions.

In November 2004 we announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities as well as a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily in the February to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as the result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $26.4 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $4.9 million in expenses for relocation and retention, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.0 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments. In addition, a reduction in force affecting approximately 138 positions or 7 percent of our employees and contract workers occurred on November 18, 2004. This action, combined with the Facilities Restructuring Plan, will result in the elimination of approximately 298 positions or 14 percent of our global work force. We recorded a severance charge in the fourth fiscal quarter ended October 31, 2004 of approximately $2.5 million in connection with the employee reduction taken on November 18, 2004.

We may be required to take additional charges for excess and obsolete inventory and impairment of property and equipment as a result of this integration in the future.

Credence and NPTest expect to incur significant costs associated with the merger.

To date, the combined company has incurred approximately $5.9 million in direct costs associated with the merger which was capitalized as part of the overall purchase price. In addition, we recorded a charge of $7.9 million for the write off of in-process research and development and incurred $6.5 million of restructuring charges resulting from the purchase of NPTest. We believe the combined entity may incur additional charges to operations, which can not be reasonably estimated at this time. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Our stock has recently traded below net book value—a potential indication of goodwill impairment under SFAS 142.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002. In fiscal 2004, goodwill increased by approximately $384.9 million due to our acquisition of NPTest Holding Corporation. See Note 1 “Organization and Summary of Significant Accounting Policies,” and Note 2 “Acquisitions,” of the Notes to the Consolidated Financial Statements for further discussion.

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: our market value falling below our net book value for a significant period of time, a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel, a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2004 and determined that no potential impairment existed as of the end of the third quarter of fiscal 2004. As a result, we recognized no impairment loss in fiscal 2004. However, no assurances can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow. If we determine our goodwill or intangible assets to be impaired, the result of non-cash charge could be substantial. See Note 1 “Organization and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements for further discussion.

We have substantial indebtedness and if we need additional financing, it could be difficult to obtain.

We have $180 million principal amount of 1.5% Convertible Subordinated Notes (the “Notes”) due in 2008. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

•	make it difficult for us to make payments on our debt and other obligations, particularly upon maturity in 2008 if we were unable to cause the conversion of this debt into equity;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in our business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have a better access to capital resources; and

•	make us more vulnerable in the event of a further downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

We expect that our existing cash, marketable securities, and borrowing and receivable factoring facilities will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future business opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

The semiconductor industry has been cyclical.

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. Although the test and assembly sector of the semiconductor equipment industry has been recovering from a severe downturn, there is current evidence of a slowing in the business and uncertainty as to the strength and length of the current cyclical phase. The downturn contributed to weakened order activity, order cancellation activity, and customer-requested shipment delays from our backlog. Until such time as we return to a sustained growth period, we expect a continuing volatility in order activity. Though revenue levels have generally improved during fiscal 2004, we expect that our net revenues will decline in the first quarter of fiscal 2005 and may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of cyclical downturns, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 225 people. During fiscal 2003, we reduced our worldwide workforce by 233 people, excluding the effect of the acquisitions for a total of 20% over the 2003 fiscal year. We took charges related to these reductions in force of $3.2 million during fiscal 2001, $5.7 million during fiscal 2002 and $3.4 million during fiscal 2003. Additionally, remaining employees were required to take time off during certain periods throughout fiscal 2001-2004. Other initiatives during fiscal years 2001 – 2003 included a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

To better align our business model with the cyclicality of our business, in November 2004 we announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities as well as a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily during the February to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as the result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $26.4 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $4.9 million in expenses for relocation and retention, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.0 million in charges related to the write-off of lease liabilities. We expect to pay out approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments. A reduction in force affecting approximately 138 positions or 7 percent of our employees and contract workers occurred on November 18, 2004. This action, combined with the Facilities Restructuring Plan, will result in the elimination of approximately 298 positions or 14 percent of our global work force. We recorded a severance charge in the fourth fiscal quarter ended October 31, 2004 of approximately $2.5 million in connection with the employee reduction taken on November 18, 2004. There can be no assurance that we will achieve all of the cost savings contemplated by these cost reduction measures.

As a result of the rapid and steep decline in revenue during the 2001 to 2002 period, we continue to monitor our inventory levels in light of product development changes and a possible eventual upturn. We recorded a charge of $9.4 million in the fourth fiscal quarter of 2002 for the write-off of excess inventories. In addition, during the third quarter of fiscal 2003, we recorded special charges in cost of goods sold of $1.9 million related to a settlement with an inventory supplier and spare part write-offs associated with a discontinued product line. In connection with new products, we typically build up substantial finished goods inventories. If we cannot sell some of these products, we may be required to make further inventory write-offs, which would negatively impact our future financial performance.

We have approximately $23.0 million of open and non-cancelable purchase order commitments outstanding at October 31, 2004. These are primarily for inventory purchases being made to support the anticipated revenues for the first two quarters of fiscal 2005.

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

We have a limited backlog and obtain most of our net sales from products that typically range in price from $0.2 million to $5.0 million and we generally ship products generating most of our net sales near the end of each quarter, which can result in fluctuations of quarterly results.

Other than certain memory products and software products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in selling price from $0.2 million to $5.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout the recent fiscal years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled and delayed in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

Furthermore, we generally ship products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period or a delay in receiving customer acceptance from a customer may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many of our testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next. Furthermore, as our competitors announce new products and technologies, and as we complete acquisitions of similar technologies, such as certain product offerings of NPTest, customers may defer or cancel purchases of our existing systems. We cannot forecast the impact of these and other factors on our sales and operating results.

We may continue to experience delays in development, introduction, production in volume, and recognition of revenue from sales of our product.

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue has been recognized from the Octet product family through October 31, 2004. Following the acquisition of NPTest, we have chosen to focus future investment on the Sapphire product rather than our Octet product. We have recently moved to higher volume manufacturing of our Kalos 2 product, however, revenue for this product line has been relatively limited through October 31, 2004. We had anticipated higher shipment levels of the larger production versions of this product in the upcoming months and toward that end have made significant inventory purchases and commitments. We have historically experienced some delays related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties, including difficulties resulting from the integration of NPTest, that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

Over the last several years we have experienced significant fluctuations in our operating results. In fiscal 2004, our net sales increased by 141% from those recorded in fiscal 2003, and in fiscal 2003, our net sales increased by 11% from those recorded in fiscal 2002; however, in fiscal 2002, our net sales fell 46% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the new facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding, or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 23%, 19% and 20% of our net sales in the fiscal years ended October 31, 2004, 2003 and 2002, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

Our business may not generate cash flow in an amount sufficient to enable us to fund our liquidity needs, including payment of the principal of, or interest on, our indebtedness, working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings or other sources of funding will be available to us, in amounts sufficient to enable us to fund our liquidity needs or with terms that are favorable to us.

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets, arrangements involving multiple deliverables, consolidation of variable interest entities, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in 1999, we changed our method of accounting for systems revenue based on guidance provided in SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Note 1 “Organization and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

In addition, Statement on Financial Accounting Standard No. 123R “Share-Based Payment” requires that employee stock option and employee stock purchase plans shares be treated as a compensation expense. The adoption of this statement could have significant compensation charges. For example, for the fiscal years ended October 31, 2004 and 2003, had we accounted for stock-based compensation plans using FAS 123 as amended by FAS 148, diluted loss per share would have been increased by $0.41 and $0.38, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Notes 1 “Organization and Summary of Significant Accounting Policies” and 7 “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2004 for a discussion of stock-based compensation.

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

International sales accounted for approximately 72%, 64% and 55% of our total net sales for the fiscal years 2004, 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 52%, 38% and 42% of our total net sales in fiscal years 2004, 2003 and 2002, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS or other health risks and could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

No single Asian end-user customer accounted for more than 10% of our net sales during fiscal 2004, 2003 or 2002. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% and 10% of our net sales in fiscal 2004 and 2003, respectively. One customer headquartered in the U.S. accounted for 11% of our net sales in fiscal 2004 and 20% of our net sales in fiscal 2002.

In addition, one of our major distributors, Spirox Corporation, which accounted for 23%, 19% and 20% of our net sales in fiscal 2004, 2003 and 2002, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to SARS or other health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

Some of our customers have received notices from the foundation of Mr. Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to Mr. Lemelson. We have been notified by customers that we may be obligated to defend or settle claims that our products infringe Mr. Lemelson’s patents, and that if it is determined that the customers infringe Mr. Lemelson’s patents, those customers may intend to seek indemnification from us for damages and other related expenses. In January 2004, Judge Pro of the U.S. District Court in Nevada issued a decision in the Symbol/Cognex v. Lemelson case finding the Lemelson patents invalid, unenforceable and not infringed. The Lemelson foundation has appealed this decision and we cannot be certain of the ultimate outcome.

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

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Terrorist attacks, terrorist threats, geopolitical instability and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in September 2001 in the United States and ensuing events and the resulting decline in consumer confidence has had a material adverse effect on the economy. If consumer confidence does not fully recover, our revenues and profitability will continue to be adversely impacted in fiscal 2005 and beyond.

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

The Sarbanes-Oxley Act of 2002 that became law in 2002 has required changes in some of our corporate governance and securities disclosure or compliance practices. That Act also required the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has revised and continues to revise its requirements for companies that are Nasdaq-listed. These developments have increased our legal compliance and financial reporting costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. With the scale of the NPTest acquisition, we are implementing and improving a variety of operating, financial, and other systems, processes, procedures, and controls. This work includes the implementation of the NPTest activities on our primary business applications (including the SAP ERP system). In addition, we have identified material weaknesses and internal control deficiencies as described in Item 9A – Controls and Procedures. Any failure to implement, improve and expand such systems, processes, or controls efficiently could have a material adverse effect on our business and our ability to achieve and maintain an effective internal control environment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

We are subject to anti-takeover provisions that could delay or prevent an acquisition of our company.

Provisions of our amended and restated certificate of incorporation, equity incentive plans, bylaws and Delaware law may discourage transactions involving a change in corporate control. In addition to the foregoing, our classified board of directors and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party from acquiring us and may adversely affect the voting and other rights of holders of our common stock.

Item 2.    Properties

In January 2004, we completed the relocation of our corporate headquarters to a new facility in Milpitas, California. We acquired this new headquarters facility in August 2002 for approximately $21.8 million. This new headquarters facility comprises 180,000 square feet on approximately 14 acres of land. We have invested an additional $12.3 million in these facilities for structural improvements as well as tenant improvements. The Milpitas buildings and structural and tenant improvements started to depreciate in February 2004. These owned facilities now contain corporate administration, sales, marketing, applications, local customer support, and research & development and manufacturing for our mobile products group.

Our Sapphire Products Group, as well as additional administration, marketing, applications, engineering and customer support functions, are located in a 180,000 square foot facility, comprised of two buildings in Hillsboro, Oregon, which is owned by the Company. This property is on approximately twenty-nine acres of land and was purchased during fiscal 2000. In addition, we own approximately eighteen acres of unimproved land less than a mile from the Hillsboro facility.

During fiscal year 2004, we acquired the previously leased office and production facility in Amerang, Germany that houses our SZ product line. This facility totals 61,000 square feet.

As part of the purchase of Optonics, we have leased office and production facilities with approximately 13,600 square feet in Mountain View, California, which lease expires in September 2005. As part of our effort to consolidate facilities, we have subleased the Mountain View office and production facility, and leased another office and production facility located in Sunnyvale, California that can accommodate the entire Diagnostics and Characterization Product Line. The Sunnyvale lease expires in February 2008. We maintain various remote sales and service offices in the United States including approximately 9,000 square feet in Austin, Texas and 18,000 square feet in Colorado Springs, Colorado.

As part of the purchase of NPTest, we assumed a lease of approximately 150,000 square feet of commercial space in San Jose, California under a term lease that expires on October 31, 2009, subject to renewal for up to 15 years at our option. We also assumed a lease of approximately 105,000 square feet of office and production facilities in Simi Valley, California under a term lease that expires on January 14, 2007. These offices will be vacated in fiscal 2005 as per our Facilities Restructuring Plan.

We also lease various smaller facilities worldwide for our sales and service offices.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.    Legal Proceedings

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our executive officers and key employees and their ages and positions as of December 31, 2004, are as follows:

Name	Age	Position

Executive Officers
Dr. Graham J. Siddall	58	Chairman of the Board and Chief Executive Officer
David A. Ranhoff	49	President and Chief Operating Officer
John R. Detwiler	44	Senior Vice President, Chief Financial Officer, and Secretary
Fred Hall	55	Senior Vice President, Corporate Controller
Brett Hooper	41	Senior Vice President, Human Resources
Byron Milstead	48	Vice President and General Counsel

Key Employees
Carlos Lazalde	47	Senior Vice President, Mobile Products Group
Dr. Jean-Luc Pelissier	42	Senior Vice President, Sapphire Products Group
Dr. Israel Niv	51	Senior Vice President, Diagnostics & Characterization Group
Bart Freedman	47	Senior Vice President, Worldwide Field Operations
Dr. David Karpenske	51	Senior Vice President, Technical Marketing
William Dillon	46	Vice President, Manufacturing Operations
Dr. Burnell West	65	Chief Architect
Luca Sartori	49	Senior Director, Information Technology
Walter Karstad	58	Vice President, Customer Services Division
John McCoy	54	Vice President, Corporate Quality and Reliability

In November 2004, we announced that, effective January 1, 2005, Mr. David A. Ranhoff, our current Company’s President and Chief Operating Officer, will assume the position of Chief Executive Officer and will remain the Company’s President. Effective January 1, 2005, Dr. Siddall will remain employed with the Company as its Executive Chairman.

On December 31, 2004, we entered into an Executive Employment Agreement with John C. Batty, pursuant to that Mr. Batty shall be employed by the Company in the position of Senior Vice President, Chief Financial Officer and Secretary. Effective December 31, 2004, John R. Detwiler has resigned from the position of Senior Vice President, Chief Financial Officer and Secretary of the Company.

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

Fred Hall has served as Senior Vice President, Corporate Controller since August 2004. Prior to that he was Senior Vice President, Human Resources since October 2001. From 1998 to October 2001, he was the Chief Financial Officer, Secretary and Treasurer of IMS. Mr. Hall was Vice President, Finance and CFO of Naiad Technologies, Inc., a biotechnology start-up company from 1997 until joining IMS in 1998. From October 1994 until 1997, Mr. Hall served as Vice President, CFO, Treasurer and Assistant Secretary for CFI ProServices, Inc., a provider of integrated, PC-based software for financial institutions. From June 1992 until October 1994, Mr. Hall served as Vice President, Finance and CFO, Secretary and Treasurer of Itronix Corporation, a manufacturer of hand held computers.

Brett Hooper has served as Senior Vice President, Human Resources since June 2004. Mr. Hooper joined us in June 2004 through the acquisition of NPTest where he was the Vice President, Human Resources and Communications since June 2003. Mr. Hooper previously held an equivalent human resources position with Schlumberger Semiconductor Solutions from early 2001. Previously, Mr. Hooper was appointed Personnel Manager for Schlumberger Semiconductor Solutions in April 2000, Personnel Manager North America in April 1999, Director of Marketing and Communication for Schlumberger Test & Transactions in January 1997 and Schlumberger Investor Relations Manager North America in 1995.

Byron Milstead has served as Vice President and General Counsel since November 2000. Prior to that Mr. Milstead was a partner with the Portland Oregon law firm of Ater Wynne LLP. Prior to joining Ater Wynne LLP in 1996, Mr. Milstead was an associate and partner in the Portland Oregon office of Bogle & Gates PLLC. Mr. Milstead has practiced law since 1982.

Carlos Lazalde has served as Senior Vice President, Mobile Products Group, or MPG since August 2002. Mr. Lazalde joined us in July 2002 as the Vice President, General Manager of the Memory Products Division, or MPD. Prior to joining us, Mr. Lazalde held a variety of senior level positions, including President of the Automatic Test Equipment Division of Schlumberger. Mr. Lazalde has over 23 years of experience in the semiconductor equipment industry.

Dr. Jean-Luc Pelissier has served as Senior Vice President of the Sapphire Products Group or SPG since June 2004. Prior to that Dr. Pelissier was the President, Products of NPTest since September 2003. Dr. Pelissier served as the Vice President and General Manager, Test Systems prior to that and previously held an equivalent position with Schlumberger Semiconductor Solutions from October 2001. Dr. Pelissier was appointed Vice President Business Development for Schlumberger Semiconductor Solutions in September 2000. For a period of four months in 2000, Dr. Pelissier left Schlumberger to pursue other business interests. From January 1998 to April 2000 he held the position of Vice President and General Manager, SABER Services. Dr. Pelissier joined Schlumberger in 1987.

Dr. Israel Niv has served as Senior Vice President, Diagnostics and Characterization Group, or DCG since June 2004. Dr. Niv joined us in January 2003 through the acquisition of Optonics, Inc. where he was the co-founder and Chairman since 1998 and CEO and President since 2002. Prior to that Dr. Niv was a vice president at Applied Materials from 1996 to 1998 where he was responsible for the PDC business group. Dr. Niv joined Applied Materials through the acquisition of Opal, Inc., a company that developed and sold wafer metrology and inspection equipment. Dr. Niv co-founded Opal Inc. in 1986 and served as its VP R&D and later as its executive vice president and a director.

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

Dr. David Karpenske has served as Senior Vice President, Technical Marketing since June 2004. Prior to that Dr. Karpenske was the Vice President, SOC Products Group since August 2003. Prior to joining us, Dr. Karpenske spent 25 years with Schlumberger where he held positions in sales management, product development, marketing and business development. In 2000 his position was President Schlumberger Test & Transactions – North and Central America where he was responsible for businesses in the Telecommunication, Semiconductor Test Equipment, Smart Card, and IT Outsourcing industries. In 1997 he was Vice President of Business Development for Schlumberger.

William Dillon has served as Vice President, Manufacturing Operations since June 2004. Mr. Dillon joined us in June 2004 through the acquisition of NPTest where he was the Vice President and General Manager, Operations since June 2003. Prior to that Mr. Dillon held an equivalent position with Schlumberger Semiconductor Solutions from late 2001. Mr. Dillon was appointed Vice President Customer Service for Schlumberger Semiconductor Solutions in May 1998 and Director of Field Operations for Schlumberger Semiconductor Solutions in February 1997. Mr. Dillon joined Schlumberger in 1979.

Dr. Burnell West has served as Chief Architect since June 2004. Dr. West joined us in June 2004 through the acquisition of NPTest where he was the Technical Advisor since June 2003. Dr. West previously held an equivalent position with Schlumberger Semiconductor Solutions since April 2000. From January 1996, he held an Engineering Advisor position with Schlumberger and has held several technical positions in its Test Systems business unit. Dr. West joined Schlumberger in January 1982.

Luca Sartori has served as Senior Director, Information Technology since June 2004. Mr. Sartori joined us in June 2004 through the acquisition of NPTest where he held an equivalent Information Technology position from August 2002. Previously, Mr. Sartori was appointed Director of Business Development for Schlumberger Semiconductor Solutions in January 2000 and Director, Logic Test Products in January 1998. Between 1992 and 1997, he served as Director, Field Operations Europe for Schlumberger ATE.

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

John McCoy has served as Vice President, Corporate Quality and Reliability since August 2003. Prior to that, Mr. McCoy was our Senior Director of Quality and Reliability. Prior to joining us, Mr. McCoy held positions of Vice President of Worldwide Manufacturing and Senior Director of Manufacturing at Integrated Measurement Systems from 1997 to 2001. Mr. McCoy served as Vice President of Manufacturing, Director of Manufacturing and Director of Quality Assurance at Metheus Corporation from 1983 to 1996. From 1972 to 1983, Mr. McCoy held manufacturing and engineering positions of increasing responsibility with Tektronix Inc., National Semiconductor and Fairchild Semiconductor.

Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among our executive officers or directors.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low closing stock prices for the last two fiscal years were:

	2004		2003
Quarter Ended	High	Low	High	Low
January 31	$17.05	$11.45	$11.80	$7.74
April 30	$13.75	$10.55	$8.10	$6.44
July 31	$14.20	$8.31	$10.30	$7.08
October 31	$8.66	$6.43	$16.59	$8.39

There were approximately 236 stockholders of record at December 31, 2004. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Item 6.    Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended October 31, 2002, 2003 and 2004 and the selected consolidated balance sheet data as of October 31, 2003 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial information for fiscal year 2004 included results of operations of NPTest beginning on May 29, 2004. The financial information for fiscal year 2003 included results of operations of Optonics beginning on January 23, 2003. The historical financial information for all periods includes the operations of Integrated Measurement Systems, Inc., which we acquired in August 2001. The transaction was accounted for using the pooling-of-interests method. The selected consolidated statement of operations data for the fiscal years ending prior to October 31, 2002, and the selected consolidated balance sheet data prior to October 31, 2003, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended October 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$439,803	$182,414	$164,209	$301,718	$757,351
Operating income (loss)	(79,788)	(114,278)	(173,194)	(172,942)	225,550
Income (loss) before taxes	(60,415)	(112,059)	(163,632)	(155,587)	241,277
Net income (loss) before extraordinary items	(64,404)	(113,065)	(170,859)	(98,682)	152,035
Net income (loss) before cumulative effect of accounting change (a)	(64,478)	(113,112)	(170,481)	(98,676)	152,035
Net income (loss)	(64,478)	(113,112)	(170,481)	(98,676)	120,510
Net income (loss) per basic share	$(0.88)	$(1.80)	$(2.81)	$(1.65)	$2.18
Net income (loss) per diluted share	$(0.88)	$(1.80)	$(2.81)	$(1.65)	$2.00
Consolidated Balance Sheet Data:
Working capital (b)	$296,677	$364,098	$234,050	$323,946	$426,515
Total assets	1,173,106	698,493	582,249	757,419	983,437
Long-term debt	180,000	181,058	—	—	—
Retained earnings (accumulated deficits)	(249,319)	(184,841)	(71,728)	98,752	197,428
Stockholders’ equity	$788,208	$430,627	$519,237	$680,940	$767,875

(a)	Effective November 1, 1999, the Company changed its method of accounting for systems revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. The restatement for SAB 101 has been reflected in the above table for fiscal years 2000 and 2001.
(b)	Effective June 1, 2004, the Company reclassified spares from inventory and property and equipment to long-term assets on the consolidated balance sheets. The reclassification has been reflected in the above table for fiscal years 2003. No spares were classified as inventory in 2002, 2001 and 2000.

Quarterly 2004

	2004 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
	(unaudited)
Net sales	$68,125	$95,136	$163,718	$112,824
Gross margin *	31,903	49,481	31,982	40,169
Research and development	15,239	15,850	23,856	25,590
Selling, general and administrative	23,716	26,982	36,977	33,551
Amortization of purchased intangible assets	2,622	2,622	5,345	6,764
In-process research and development	—	—	7,900	—
Restructuring	653	—	2,969	2,687
Operating income (loss)	(10,327)	4,027	(45,065)	(28,423)
Income (loss) before taxes	(10,033)	5,317	(31,687)	(24,012)
Net income (loss)	(11,469)	4,253	(33,165)	(24,097)
Net income (loss) per basic share	$(0.18)	$0.07	$(0.42)	$(0.28)
Net income (loss) per diluted share	$(0.18)	$0.06	$(0.42)	$(0.28)

*	During the third and fourth fiscal quarters of 2004, there were approximately $46.2 million and $3.4 million of special charges included in the cost of goods sold.

Quarterly 2003

	2003 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
	(unaudited)
Net sales	$36,672	$42,501	$45,460	$57,781
Gross margin	12,464	15,410	14,932	22,115
Research and development	19,496	19,753	17,504	16,767
Selling, general and administrative	20,566	22,815	24,341	23,402
Amortization of purchased intangible assets	1,590	2,622	2,622	2,622
In-process research and development	1,510	—	—	—
Restructuring	1,392	—	2,197	—
Operating loss	(32,090)	(29,780)	(31,732)	(20,676)
Loss before taxes	(30,163)	(29,006)	(31,364)	(21,526)
Net loss	(30,164)	(29,130)	(31,711)	(22,107)
Net loss per basic share	$(0.49)	$(0.46)	$(0.50)	$(0.35)
Net loss per diluted share	$(0.49)	$(0.46)	$(0.50)	$(0.35)

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

Major business developments during and subsequent to the fiscal year 2004 include:

•	In May 2004, we acquired NPTest, a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry for a purchase price of approximately $650.0 million. The addition of NPTest expands our base of customers and enables us to provide customers with a broader portfolio of solutions. In connection with this acquisition, we paid to the former stockholders of NPTest consideration comprised of cash in the aggregate amount of approximately $230.0 million and the right to approximately 32 million shares of our common stock, including the assumed conversion of 203,036 shares of preferred stock at a conversion ratio of 100 to 1, with a fair value of approximately $376.5 million. We also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. We incurred direct costs associated with the acquisition of approximately $5.9 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” the acquisition has been accounted for as a purchase transaction, and we have included in our results of operations, for the fiscal 2004, the results of NPTest beginning on May 28, 2004. See Note 2, “Acquisitions,” of the Notes to the Consolidated Financial Statements for further discussion.

•	Customers requested shipment delays and we saw lower order activity during the fourth quarter of fiscal year 2004 as compared to the first three quarters of 2004. We believe this may be the beginning of a cyclical downturn in the semiconductor industry.

•	In November 2004 we announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities (San Jose and Simi Valley, California) as well as a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. This Facilities Restructuring Plan is expected to occur primarily in the February to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving the Company as the result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $26.4 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $4.9 million in expenses for relocation and retention, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.0 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments.

•	A reduction in force affecting approximately 138 positions or 7 percent of our employees and contract workers occurred on November 18, 2004. We recorded a severance charge in the fourth fiscal quarter ended October 31, 2004 of approximately $2.5 million for the reduction in force of the employees in connection to this event.

•	We added over 900 employees across all functions as a result of the NPTest acquisition. These employees resulted in higher operating expenses compared to prior periods. In addition, the acquisition resulted in $101.1 million of intangible assets that will be amortized over one to ten years and $10.0 million of deferred stock compensation that will be amortized over 39 months.

•	In the third and fourth quarter of 2004, we had special charges for cost of goods sold of $46.2 million and $3.4 million, respectively, related to inventory and liabilities as a result of a decision to discontinue significant future investments in redundant product lines stemming from the NPTest acquisition.

•	In the third quarter ended July 31, 2004, we had restructuring charges of approximately $3.0 million which consisted of $1.9 million in equipment and non-cancelable commitments related to our decision to discontinue significant future investments in redundant product lines, and approximately $1.1 million in severance and related charges.

•	During fiscal 2004, we enjoyed stronger sales across both our ASL and Kalos product lines.

We believe that most of the major ATE industry participants were not consistently profitable for the years 2001 through 2003, indicating a very competitive marketplace mired in a cyclical downturn of unprecedented length and depth. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003. The test and assembly sector of the semiconductor equipment industry appeared to be recovering from the severe downturn that began in fiscal 2001. There were sequential improvements in the business environment in the first half of 2004; however, based on customer requested shipping delays and lower order activity experienced in the fourth quarter of fiscal 2004, we believe there is current evidence that the industry again has slowed and there is uncertainty as to the strength and length of the current recession in the semiconductor capital equipment marketplace. Due to continued low visibility, until such time as we return to a period of sustainable profitability, we maintain a cautious outlook for future orders and sales levels.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. In May 2004, we completed our acquisition of NPTest for a purchase price of approximately $650 million consisting of stock, cash, assumption of NPTest stock options, and direct acquisition costs. Our ability to effectively integrate NPTest will affect our future sales, gross margins and operating results. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-K will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable factoring, bad debts, inventories, investments, leased equipment residual values, goodwill, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this Annual Report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition:

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Our revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customer. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collection may be an issue, we often require a letter of credit to be established before products are shipped. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13 (SFAS No. 13), “Accounting for Leases”, which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under the SAB 104 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 through 2004, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2002 through 2004 have been deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future with new products. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and related gross profit by us.

When we are able to separate multiple deliverables from one another, we recognize revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases, our orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with our revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Installation is considered to be inconsequential and perfunctory. The cost of installation can be reliably estimated and is accrued at shipment. In order to comply with Emerging Issues Task Force Issue No. 21 “Accounting for Revenue Arrangements with Multiple Deliverables,” (EITF 00-21), beginning in the fourth quarter of fiscal 2003, revenue related to the total value of installations not completed at the end of the period was deferred.

Sales in the United States and Europe are principally through our direct sales organization consisting of direct sales employees and representatives. Sales in Asia and regions outside the United States and Europe utilize both direct sales employees and distributors. There are no significant differences in our revenue recognition policies based on the sales channel, due to the business practices that we have adopted with our distributor relationships. Because of these business circumstances we do not use “price protection,” “stock rotation,” or similar programs with our distributors. We do not typically sell inventory into our distributors for eventual sale to end-users, but rather we sell product to the distributors on the basis of a purchase order received from an end-user. We evaluate any revenue recognition issues with respect to the end customer in light of our revenue recognition policy and in accordance with SAB 104.

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

Accounts Receivable Factoring:

During fiscal year 2004, we entered into an agreement with a commercial bank to sell certain of our trade receivables in non-recourse transactions. These receivables were not included in our consolidated balance sheet for the fiscal year of 2004 as the criteria for sale treatment established by SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS 140, after a transfer of financial assets, an entity derecognizes financial assets when the control has been surrendered. We believe our factoring agreement meets the criteria of a true sale of these assets since the acquiring party retains the title to these receivables and has assumed the risk that the receivables will be collectible. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees are accounted for in other expenses in the consolidated statements of operations. The proceeds received are included as cash in the accompanying consolidated balance sheets and as operating activities on the consolidated statements of cash flows.

Allowance for Doubtful Accounts:

In conjunction with our sales and distribution partners, we perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example because of bankruptcy or deteriorations in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

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

In fiscal 2004, we recorded special charges to cost of goods sold of $49.6 million of which $45.0 million was directly related to inventory write-downs. These write-downs were related to the acquisition of NPTest which resulted in duplicate product lines. We evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, we identified production inventory, finished goods and consignment and demonstration inventory in excess of estimated future customer demand of approximately $ 35.2 million; write-downs to estimated current market value of approximately $9.8 million; purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million and other assets and expenses of approximately $2.7 million.

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue in the period 2001 through 2003 and continued uncertainty regarding the timing and strength of the recovery in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. In the third quarter of fiscal 2003, we recorded special charges to cost of goods sold of $1.3 million due to a legal settlement on cancelled purchase contracts with an inventory vendor and $0.6 million due to spare part write-offs related to our Valstar product line. In addition, over the past three years we have recorded a total of $134.1 million in charges for the write-offs of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and historically the opportunity to sell these products has arisen unexpectedly. We have occasionally encountered unexpected demand for old products as well as inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or our current product development plans change.

We consign a portion of our finished goods inventory to both external and internal customers on a short-term basis primarily for the purpose of customer demonstration. This inventory is categorized as finished goods inventory on the balance sheet. We depreciate all consigned inventories during the period that they are held on consignment over 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

Residual values assigned to our products that are leased to customers are based on their remaining economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically based on technological change and the forecasted business cycle.

Long-Lived Asset Valuation:

Our long-lived assets consist of property and equipment, goodwill and identified intangible assets.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002. In fiscal 2004, goodwill also increased by approximately $384.9 million due to our acquisition of NPTest Holding Corporation See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 2 “Acquisitions,” of the Notes to the Consolidated Financial Statements for further discussion.

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: our market value falling below our net book value for a significant period of time, a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel, a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value reflect the Company’s best estimates.

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2004 and determined that no potential impairment existed as of the end of the third quarter of fiscal 2004. As a result, we recognized no impairment loss in fiscal 2004. However, no assurances can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow.

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

We evaluate the carrying value of our long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We made certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of one to ten years.

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

In addition to the provision of standard warranties, we offer customer-paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

Deferred Taxes:

When we prepare our consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to calculate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our net deferred tax asset balance as of October 31, 2004 was zero reflecting a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Restructuring and Special Charges:

Over the past years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and the economic downturn. These measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipated customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities initiated prior to October 31, 2004 were recorded in compliance with SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” Severance and benefit costs associated with restructuring activities initiated in or after October 2004 are recorded in accordance with SFAS No. 112 (SFAS 112), “Employer’s Accounting for Postemployment Benefits,” as the Company concluded that (a) it had a substantive postemployment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

During fiscal year 2004, we recorded total restructuring charges of approximately $6.5 million of which, $3.9 million related to the severance and related charges relating to the termination of 198 employees. In addition, we recorded $1.9 million related to write-off of equipment and liabilities incurred related to the decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest. As a result of the relocation of our corporate headquarters to our owned facilities in Milpitas, California and the vacating of previously leased buildings in Fremont, California, we recorded $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income.

In addition, in fiscal 2004, we recorded cost of sales—special charges of $49.6 million. Of this amount, $4.6 million was related to vendors’ liabilities, spare part write-downs, long-lived assets write-off, the scrapping of existing work orders, and workforce reduction. The remaining balance related to inventory write-downs as discussed above.

During fiscal year 2003, we recorded cost of sales-special charges of $1.9 million due to a $1.3 million settlement reached with an inventory supplier relating to cancelled purchase orders and $0.6 million for spare part write-downs associated with the Valstar product line.

During the fiscal year 2002, we recorded a $9.4 million special charge related to inventories based on information gathered during the Company’s annual strategic plan regarding the continued negative effect of the semiconductor industry recession. The write-down of inventories affected three categories of exposures:

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

	Fiscal Years Ended October 31,
	2004	2003	2002
Net sales	100%	100%	100%
Cost of goods sold—on net sales	54	63	62
Cost of goods sold—special charges	11	1	6

Gross margin	35	36	32

Operating expenses:
Research and development	18	40	52
Selling, general and administrative	28	50	55
Amortization of purchased intangible assets	4	5	12
In-process research and development	2	1	—
Restructuring and special charges	1	2	19

Total operating expenses	53	98	138

Operating loss	(18)%	(62)%	(106)%

Net loss	(15)%	(62)%	(104)%

2004 vs. 2003

Net sales.    Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, lease and rental income and software sales. Net sales increased 141% to $439.8 million in fiscal 2004 from $182.4 million in fiscal 2003. These improvements in net sales were due primarily to a general upturn in the industry and to our purchase of NPTest in the third quarter of fiscal 2004. For the fiscal years ended October 31, 2004 and 2003, revenue from our digital and mixed signal products was $232.6 million and $93.5 million, respectively. Revenue from our memory products increased from $30.8 million during fiscal 2003 to $103.0 million during fiscal 2004. In addition, our service revenue increased from $41.2 million in fiscal 2003 to $81.6 million in fiscal 2004. The acquisition of NPTest brought an additional $45.3 million of digital and mixed signal revenues, $2.7 million of diagnostic system revenues, and $34.6 million of service revenues. Sustainability of these revenue levels is dependent upon the economic and geopolitical climate, as well as other risks described under the heading “Risk Factors” herein.

International net sales accounted for approximately 72% and 64% of total net sales in fiscal 2004 and 2003, respectively. During fiscal 2004, international net sales for NPTest represented 53% of NPTest’s product and services net sales. Our net sales to the Asia Pacific region accounted for approximately 52% and 38% of total net sales in fiscal 2004 and 2003, respectively, and thus are subject to the risk of economic instability in that region that may materially adversely affect the demand for our products. Capital markets in Asia historically have been highly volatile, resulting in economic instabilities. Instabilities may reoccur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as health risks such as the Severe Acute Respiratory Syndrome in the Asian region may affect future orders from this region and the timing of or payment for shipments made to this region.

Our net sales by product line in fiscal 2004 and 2003 consisted of:

	2004	2003
Digital & Mixed-Signal	53%	51%
Memory	23	17
Service	19	23
Diagnostic Systems	4	4
Software and Other	1	5

Total	100%	100%

Revenues from software were not material to our operations in fiscal 2004 and 2003, representing less than 1% and 3% of our net sales in each respective period. Operating lease and rental revenues were 2% and 4% of our net sales in fiscal 2004 and 2003, respectively.

Gross Margin.    Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, sell through of previously written off inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin as a percentage of net sales decreased from 35.6% in fiscal 2003 to 35.0% in fiscal 2004. The decrease in fiscal 2004 gross margins from fiscal 2003 levels primarily reflects the benefits of a higher operating efficiencies and other factors described below, offset by the effect of special charges in fiscal 2004 cost of sales of $49.6 million related to excess and obsolete inventory and other charges due to our decision to discontinue significant future investment in our redundant product lines stemming from the acquisition of NPTest. In fiscal 2003 the special charges to cost of goods sold consisted of $1.3 million for a legal settlement with an inventory supplier and $0.6 million in spare part write-offs in our Valstar product line. Excluding the effect of these special charges, the gross margin as a percentage of net sales was 46.2% and 36.6% in fiscal 2004 and 2003, respectively. This increase is primarily attributable to better manufacturing efficiencies stemming from higher production volumes as well as better product mix of newer products with higher gross margins. In addition, during fiscal year 2004, our gross margin benefited by approximately 1.1% from the sale of fully reserved inventory and the sale of Kalos ASIC devices previously written-down in a lower of cost or market provision. Excluding the effect of the special charges, we believe gross margins could be lower for at least the next several quarters primarily due to a mix of lower gross margin products as well as manufacturing inefficiencies resulting from lower business levels.

Research and Development.    Research and development, or R&D, expenses were $80.5 million in the fiscal year 2004, compared to $73.5 million in the prior fiscal year, an increase of 9.5%. The increase in spending during fiscal 2004 resulted primarily from the acquisition of NPTest, resulted in an additional $16.8 million of expenses. Excluding NPTest, R&D expense decreased for the fiscal year 2004 primarily due to the reduction in our headcount of 163 people in the third quarter of fiscal 2003, of which 77 were in R&D. In addition, there are several products, including ASL3000 and Kalos2, that have been released to manufacturing, resulting in lower non recurring engineering (NRE) expenses associated with the development of those products. These savings were partially offset by the ongoing investment in new products and R&D expenses associated with the products obtained in the acquisition of NPTest. R&D expenses as a percentage of net sales were 18.3% and 40.3% in fiscal 2004 and fiscal 2003, respectively. The decrease in R&D expenses as a percentage of net sales is primarily attributable to the higher sales levels during 2004 as compared to fiscal 2003. We will continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain above the $80 million annual level in fiscal 2005.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses were $121.2 million in fiscal 2004, compared to $91.1 million in the prior fiscal year, an increase of 33.0%. The increase is primarily due to the addition of NPTest, which resulted in an additional $17.6 million of expenses.

For the year ended October 31, 2004, there was an increase in variable compensation and commissions of $13.5 million related to our overall increase in net sales and profitability. In addition, we recorded approximately $3.1 million of expenses for costs associated with the integration of NPTest which primarily included acquisition consulting fees related to workforce and product line decisions. In the third quarter of fiscal 2003, we accelerated the remaining depreciation for leasehold improvements and property and equipment of $1.7 million related to buildings located in Fremont that we vacated when we moved to our new headquarters in Milpitas. These accelerated depreciation charges ended in the first quarter of fiscal 2004. As a percentage of net sales, SG&A expenses were 27.6% and 49.9% in fiscal 2004 and fiscal 2003, respectively. The decrease in SG&A expenses as a percentage of net sales is primarily attributable to the higher sales levels during 2004 as compared to fiscal 2003. We expect SG&A expenses for fiscal 2005 to be flat in absolute dollars when compared to those recorded in fiscal 2004.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets and deferred compensation expenses were $17.4 million for fiscal 2004, compared to $9.5 million for the prior fiscal year, an increase of 83%. Amortization of purchased intangible assets was higher in fiscal 2004 due primarily to the acquisition of NPTest in May 2004. Remaining estimated annual amortization expense for purchased intangible assets and deferred compensation is expected to be $23.8 million, $19.5 million, and $18.8 million, for the fiscal years ending in 2005 through 2007, respectively. As of November 1, 2002 we adopted Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. We completed our annual goodwill impairment test as of July 31, 2004 and determined that no potential impairment existed as of the end of the third quarter of fiscal 2004. As a result, we recognized no impairment loss in fiscal 2004 in connection with SFAS 142.

In-process Research and Development.    In the third quarter of fiscal 2004, we recorded a charge of $7.9 million for the write-off of in-process research and development resulting from the acquisition of NPTest. In the first quarter of fiscal 2003, we recorded a charge of $1.5 million in for the write-off of in-process research and development resulting from the purchase of Optonics. The charges were recorded as an operating expense.

Restructuring Charges.    During fiscal year 2004, we recorded total restructuring charges of approximately $6.3 million. Of the $6.3 million, $3.7 million related to severance and related charges associated with the termination of 198 employees. In addition, we recorded $1.9 million related to the write-off of equipment and non-cancelable commitments incurred related to a decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest. As a result of the relocation of our corporate headquarters to our owned facilities in Milpitas, California and the vacating of our previously leased buildings in Fremont, California, we recorded $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income of the Austin, Texas facility.

During the fiscal year 2003, we recorded restructuring charges of approximately $3.6 million as operating expenses related to headcount reductions. The reduction in force included the elimination of approximately 233 positions of the Company’s worldwide employee base. See Note 3 “Special Charges and Restructuring,” of the notes to the Consolidated Financial Statements for further discussion.

Interest Income.    We generated interest income of $3.3 million and $5.8 million in fiscal 2004 and 2003, respectively. The decline in fiscal 2004 was primarily due to lower investment balances in fiscal 2004.

Interest Expense.    Interest expenses were $3.2 million and $2.0 million for the fiscal year 2004 and 2003, respectively, an increased of $1.2 million. The increase in interest expense in fiscal 2004 is primarily attributable to interest expense related to the convertible subordinated notes that we issued in June 2003.

Other Income and Expenses, net.    Other income and expenses were $19.3 million of income and $1.6 million of expenses for the fiscal year 2004 and 2003, respectively, an increase of $20.9 million. The increase in other income and expenses, net, in fiscal 2004 primarily was due to the mark down to fair value of an acquired liability owed to the former parent of NPTest. The decline in the liability during the year was $19.2 million as the liability declined from $29.5 million at the May 28, 2004 acquisition date to $10.3 million at October 31, 2004. The current value of the liability is based on our stock price as of October 31, 2004. See Note 2 “Acquisitions,” of the notes to Consolidated Financial Statements for description of the acquired contingent liability.

Income Taxes.    We recorded an income tax provision of $4.0 million and $1.0 million for fiscal years 2004 and 2003, respectively. The income tax expense in 2004 consisted of U.S. current income tax benefits of ($2.3) million and foreign tax on earnings and foreign withholding taxes of $6.3 million generated from our foreign operations, primarily Germany. The current U.S. income tax benefit consists of ($0.5) million attributable to the settlement of an IRS audit, ($1.7) million related to domestic tax contingency reserves and net operating loss carryback for NPTest of $(0.1) million. Our effective tax rate was 6.6% for fiscal 2004 and 0.9% for fiscal 2003. For fiscal 2004 and 2003, the effective tax rate was greater than the expected federal statutory tax benefit rate of 35% primarily due to the establishment of a full valuation allowance against our net deferred tax assets.

At October 31, 2004, we had unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $239.4 million and $8.0 million, respectively, which expire in 2005 through 2024. Utilization of the our net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

Realization of the net deferred tax assets is dependent on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of our deferred tax assets, we have provided a valuation allowance equal to its net deferred assets at October 31, 2004 and October 31, 2003. We expect to record a full valuation allowance on domestic tax benefits until we can sustain a consistent level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

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

Our net sales by product line in fiscal 2003 and 2002 consisted of:

	2003	2002
Digital & Mixed-Signal	51%	56%
Memory	17	18
Service	23	22
Emission Based Optical Probers	4	—
Software, leases and other	5	4

Total	100%	100%

Revenues from software were not material to our operations in fiscal 2003 and 2002, representing less than 4% of our net sales in each respective period. Operating lease and rental revenues were 4% and 1% of our net sales in fiscal 2003 and 2002, respectively.

Gross Margin.    Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, sell through of previously written off inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin as a percentage of net sales increased to 35.6% in fiscal 2003 from 31.7% in fiscal 2002. The $12.9 million increase in fiscal 2003 gross margins from fiscal 2002 levels primarily reflects the effect of special charges in fiscal 2003 cost of sales related to a $1.3 million legal settlement with an inventory supplier and $0.6 million spare part write-offs in our Valstar product line compared to $9.4 million of write-offs of excess inventories in fiscal 2002. See Note 3 “Special Charges and Restructuring,” of the Notes to the Consolidated Financial Statements. The excess inventory write-offs were recorded as a result of our response to a major downturn in the business outlook for the ATE and related semiconductor equipment industries that began in fiscal 2001 and continued through fiscal 2003. During fiscal year 2003, there were no gross margin benefits from the sale of fully reserved inventory.

Research and Development.    Research and development, or R&D, expenses as a percentage of net sales were 40.3% and 52.0%, in fiscal 2003 and fiscal 2002, respectively. R&D expenses decreased in absolute dollars to $73.5 million in fiscal 2003 from $85.4 million in fiscal 2002, reflecting restructuring actions affecting R&D taken during the fourth quarter of fiscal 2002 and first and third quarter of fiscal 2003. During the fourth quarter of fiscal 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 25 were in R&D. In the first quarter of fiscal 2003 the Company reduced the headcount by a further 70 persons most of which were in SG&A functions and a small number in R&D. In the third quarter of fiscal 2003 the Company reduced the head count by a further 163 persons, of which approximately 77 were in R&D functions. These headcount reductions reduced our 2003 R&D expenses by approximately $3.3 million. In addition, during fiscal 2003 the completion of the evaluation periods for several new products introduced during fiscal 2002 including the Octet and ASL 3000 resulted in less non recurring engineering (“NRE”) expenses associated with the development of those products. These savings were partially offset by the ongoing investment in new products and R&D expenses associated with the products obtained in the acquisitions of Optonics and SZ in early fiscal 2003. The SZ and Optonics acquisitions added a total of approximately 174 employees to the Company, of which about 30 percent perform R&D. The R&D expenses associated with the acquired products represented approximately $4.3 million of the R&D expenses in fiscal 2003.

Selling, General and Administrative.    Selling, general and administrative expenses, or “SG&A,” increased to $91.1 million in fiscal 2003 from $89.7 million in fiscal 2002, an increase of 2%. The slightly higher SG&A spending in fiscal 2003 was primarily due to added SG&A expenses of approximately $6.7 million from the Optonics and SZ acquisitions and accelerated depreciation of $1.1 million for leasehold improvements and property and equipment related to buildings we planned on vacating in the first quarter of fiscal 2004 when we moved to our new headquarters, offset by decreases in payroll related expenses resulting from a lower headcount and ongoing operating expense management. During the fourth quarter of fiscal 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 135 were in SG&A functions. In the first quarter of fiscal 2003 the Company reduced the headcount by a further 70 persons most of which were in SG&A functions and a small number in R&D. In the third quarter of fiscal 2003 the Company reduced the head count by a further 163 persons, of which approximately 48 were in SG&A functions. The SZ and Optonics acquisitions added a total of approximately 174 employees to the Company. As a percentage of net sales, SG&A expenses were 49.9% and 54.6% in fiscal 2003 and fiscal 2002, respectively, reflecting the increase in business levels.

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

In-process Research and Development.    We recorded a charge of $1.5 million in the first quarter of fiscal 2003 for the write-off of in-process research and development resulting from the purchase of Optonics. See Note 2 “Acquisitions,” of the Notes to the Consolidated Financial Statements for discussion of the Optonics purchase price allocation. The charge was recorded as an operating expense.

Restructuring Charges.    During fiscal year 2003, we recorded restructuring charges of approximately $3.6 million as operating expenses related to headcount reductions. The reduction in force included the elimination of approximately 233 positions of the Company’s worldwide employee base.

In fiscal 2002, we recorded charges of approximately $19.0 million, consisting of $5.7 million, $9.1 million, and $4.2 million for severance charges, asset disposals, and lease write-offs, respectively, which were included in operating expenses. These charges were associated with headcount reductions and facility consolidations we implemented in the fourth fiscal quarter. During the fourth fiscal quarter of 2002, we reduced our headcount by approximately 225 persons. Of this total, approximately 65 were in manufacturing, 25 were in R&D and about 135 were in SG&A functions. As part of this reduction we discontinued our next-generation DRAM IMS product and closed the associated IMS facilities in Switzerland and Germany. We exited the IMS facility in Beaverton, Oregon and consolidated these employees into our facility in Hillsboro, Oregon. See Note 3 “Special Charges and Restructuring,” of the Notes to the Consolidated Financial Statements for further discussion.

We wrote-off approximately $6.4 million of notes receivable in the fourth fiscal quarter of 2002. These impairment charges were due to the decline in the fair value of the notes receivable and were judged to be other-than-temporary. The write-offs of these individual notes receivable consisted of a $5.0 million promissory note issued by Credence Capital Corporation, or CCC, then owned, controlled and managed by the Garrett Capital Group, an unaffiliated party, and a $1.4 million promissory note from a customer issued in April 2002 as the result of a settlement on outstanding receivables. The timing of these write-offs was largely driven by the continuation of the downturn experienced by the semiconductor equipment industry during 2002. In the case of CCC, formerly a non-affiliated company that provided lease, structured financing and other financing alternatives to our customers, its continued financial weakness ultimately resulted in our decision to pursue control of CCC. This acquisition occurred in February 2003. In the case of the customer’s promissory note, the customer’s principal venture capital investor threatened to initiate bankruptcy proceedings and we wrote-off this note as part of a restructured settlement on existing equipment leases.

In the fourth quarter of fiscal 2002, we recorded a charge totaling $5.1 million associated with the impairment of the goodwill and intangible assets obtained in the acquisition of DCI in January 2001. The charge consisted of $2.1 million for the remaining intangible assets related to customer lists and $3.0 million for remaining goodwill. This impairment was based on the planned sale of the subsidiary to its management team effective November 1, 2002. DCI had been integrated into our memory products line at the height of the last business cycle in January 2001. The economic advantage of maintaining the capabilities of DCI diminished as the operating results deteriorated dramatically with the onset of this downturn. In addition, it became evident that it was unlikely the memory products business volume would increase to a level where the operational advantages of DCI would be fully realized.

Interest Income.    We generated interest income of $5.8 million and $12.3 million in fiscal 2003 and 2002, respectively. The decline in fiscal 2003 was primarily due to lower average interest rates in fiscal 2003 as well as a declining investment balance throughout the fiscal years until June 2003 when we completed our convertible subordinated notes offering. See Note 6 “Convertible Subordinated Notes,” of the Notes to the Consolidated Financial Statements for further discussion.

Interest Expense.    Interest expenses were $2.0 million and $0.2 million for the fiscal year 2003 and 2002, respectively, an increased of $1.8 million. The increase in interest expense in fiscal 2003 is primarily attributable to $1.1 million of interest related to the convertible subordinated notes that we issued in June 2003, and $0.9 of other interest.

Other Income and Expenses, Net.    Other expenses were $1.6 million and $2.5 million for fiscal year 2003 and 2002, a decreased from $0.9 million in fiscal 2002. The expense in fiscal 2003 is primarily attributable to $0.5 million of loan origination expenses related to the convertible subordinated notes that we issued in June 2003, $1.4 million in net losses on sales of property and equipment, offset by a $0.5 million gain on the sale of a publicly traded equity security held as an available-for-sale investment. In 2002, we incurred a $1.6 million write down of a publicly traded equity security held as an available-for-sale investment due to the decline in the fair value of this investment that was judged to be other-than-temporary.

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

Liquidity and Capital Resources

Net cash used in operating activities during fiscal 2004 was $17.1 million. The net cash flows used by operating activities for fiscal 2004 were primarily net income before depreciation and amortization, non-cash charges, inventory write-downs and in-process research and development of $57.1 million offset by $72.7 million in additional working capital requirements. Cash used for working capital included $64.1 million for inventory and $19.0 million for accounts receivable. Increases in accounts receivable were primarily associated with increased business volumes in fiscal 2004 when compared to 2003. Increases in inventories partially resulted from purchases of inventory to meet anticipated fourth quarter sales volumes that failed to materialize as the industry moved into a down cycle, and partially from business volume increases over 2003.

Investing activities provided net cash of approximately $72.2 million in fiscal 2004 resulting primarily from net sales of available-for-sale securities of $255.8 million, offset by $159.9 million of net cash acquired and used to purchase NPTest and $24.4 million of cash used for the new Milpitas headquarters, a facility in Germany and other property, plant and equipment to support our business.

Financing activities provided net cash flows of $10.8 million in fiscal 2004. The cash in fiscal 2004 was primarily provided by $13.8 million received from the issuance of common stock relating to our employee equity plans which were offset in part by payments of bank loans and notes payable related to leased products of $2.8 million.

As of October 31, 2004, we had working capital of approximately $296.7 million, including cash, cash equivalents and short-term investments of $164.0 million, and accounts receivable and inventories totaling $271.1 million. We believe that, because of the relatively long manufacturing cycles of many of our products and the new products we presently plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the ATE industry is highly competitive and subject to rapid technological change. It is possible that events related to these factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates.”

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and the foreseeable future, including cash required for potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

In May 2004, we acquired NPTest for a total cash payment to the former stockholders of NPTest of approximately $230.0 million and the right to approximately 32 million shares of our common stock, including the assumed conversion of 203,036 shares of preferred stock at a conversion ratio of 100 to 1, with a fair value of approximately $376.5 million. We also incurred direct costs associated with the acquisition of approximately $5.9 million. See Note 2 “Acquisitions,” of the Notes to the Consolidated Financial Statements for further discussion.

As a result of the NPTest acquisition, we may be required to make a payment to Schlumberger Limited (Schlumberger), the former parent of NPTest, at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date may be triggered by various events, including certain distributions by NPTest Holding, LLC (an entity controlled by Francisco Partners, L.P.) to its members, or, at Schlumberger’s option, it can be triggered on May 28, 2005. The payment amount is contingent upon the value of our common stock at the time of distribution. As of October 31, 2004, this obligation was approximately $10.3 million or approximately 1.4 million shares based on the closing stock price of $7.55 per share. If payment is triggered at Schlumberger’s option, we generally may settle this payment in cash or stock. If payment is triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger is required to be in the same form as the distribution to the members and thus may be made in cash, stock or both. If the obligations were to be settled with common stock, we estimated the maximum number of shares to be issued would be approximately 2.3 million shares. We may engage in discussions with Schlumberger with regard to this payment, which discussions may include acceleration of the payment and the payment of the obligation in the form of cash or stock.

During the third quarter of 2004, we entered into an agreement with a commercial bank to sell our trade receivables in non-recourse transactions. We can sell up to $30 million of our trade receivables at any time. We continue to service the collection aspect of the trade receivables sold. The trade receivables are sold at a discount plus administrative and other fees. The discount amount, the administrative and other fees are accounted for as other income and expenses in the consolidated statements of operations. For fiscal 2004, discount, administrative and other fees were approximately $0.2 million. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The proceeds received are included as cash in the accompanying consolidated balance sheets and as operating activities on the consolidated statements of cash flows. During the fiscal 2004, we sold approximately $26.9 million in gross trade receivables. At October 31, 2004 approximately $18.5 million of this factoring line was not utilized and thus available to the Company.

We lease our facilities and equipment under operating leases that expire periodically through 2013 of which approximately $0.7 million and $0.2 million have been written-off to special operating charges in fiscal year 2004 and 2003, respectively. The approximate future minimum lease payments at October 31, 2004 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges (1)	Net Estimated Future Lease Expense
2005	$7,602	$1,044	$6,558
2006	6,614	—	6,614
2007	5,793	—	5,793
2008	5,057	—	5,057
2009	4,929	—	4,929
Thereafter	2,585	—	2,585

	$32,580	$1,044	$31,536

(1)	This is net of estimated sublease income.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at October 31, 2004, and the effect of such obligations in future periods (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$32,580	$7,602	$6,614	$5,793	$5,057	$4,929	$2,585
Liabilities related to leased products (2)	6,057	6,057	—	—	—	—	—
Interest on liabilities related to leased products	133	133	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	9,563	2,700	2,700	2,700	1,463	—	—
Minimum payable for information technology outsourced services	6,233	4,771	1,462	—	—	—	—
Contingent liability Schlumberger (1)	10,266	10,266	—	—	—	—	—
Open non-cancelable purchase order commitments	22,955	22,955	—	—	—	—	—

Total contractual cash and other obligations	$267,787	$54,484	$10,776	$8,493	$186,520	$4,929	$2,585

(1)	We assumed that the contingent liability will be triggered and settled in fiscal year 2005. This is recorded on the consolidated balance sheets as other accrued expenses and liabilities.
(2)	This is recorded on the consolidated balance sheets as bank loans and notes payable—leased products.
(3)	This is recorded on the consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At October 31, 2004, we had open and committed non-cancelable purchase orders totaling approximately $23.0 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at October 31, 2004 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

Net transfers of inventory to property and equipment were $2.2 million in fiscal 2004. Mature product spare parts that are used in our service business are classified in other long-term assets. In addition, we capitalize a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized finished goods are sold to third parties the transaction is recorded as a sale of a fixed asset.

As of October 31, 2004, we did not have any material off-balance-sheet arrangements, no material commitments for capital expenditures and did not have any special purpose entities.

As of October 31, 2004, our principal sources of liquidity consisted of approximately $94.1 million of cash and cash equivalents, and short-term investments of $70.0 million.

We believe our current cash and investment positions will be sufficient to meet our anticipated business requirements for the next 12 months.

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

In December 2003, the FASB issued revision to Interpretation No. 46 (FIN 46R) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have any impact on our results of operations or financial condition.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the principal revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In March 2004, the EITF Task Force reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and the disclosure requirements relating to those impairments. EITF 03-1 is effective for fiscal years ending after December 31, 2003. The adoption of EITF 03-1 did not have any impact on our financial position or results of operations.

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. The adoption of EITF 04-8 will not materially impact the Company’s diluted earnings per share.

In November 2004, the FASB issued Statement of Financial Accounting standard No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact, if any, the adoption of this statement will have on our financial positions or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costing resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employee. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005. The adoption of this statement is expected to have a material impact on our financial positions or results of operations.

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

			Future maturities of investments held at October 31, 2004
	Balance October 31, 2003	Balance October 31, 2004	2004	2005	2007	2008	Thereafter
Cash equivalents
Amounts	$27,318	$94,052	$94,052	—	—	—	—
Average rate	0.46%	0.80%	0.80%	—	—	—	—
Short term investments
Amounts	$258,578	$69,182	$62,812	$6,370	—	—	—
Average rate	2.94%	5.54%	5.52%	5.69%	—	—	—
Long term investments
Amounts	$50,184	$—	—	$—	—	—	—
Average rate	4.08%	—	—	—	—	—	—

Total investment	$336,080	$163,234	$156,864	$6,370	—	—	—
Average rate	2.91%	2.80%	2.69%	5.69%	—	—	—
Equity instruments	$498	$772	$772	—	—	—	—

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

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $13,000. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond our control.

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and to a lesser extent Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and thus those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency losses were approximately $269,000 and $111,000 for the fiscal year ended October 31, 2004 and 2003, respectively.

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

Interest Rate Risk

The Convertible Subordinated Notes bear interest at a fixed rate of 1.5%, and therefore changes in interest rates do not impact the Company’s interest expense on this debt. The Company from time to time has outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, the Company expects that a 10% change in interest rate will not have any material effect on the Company’s interest expense.

Item 8.    Financial Statements and Supplementary Data

For the years ended October 31, 2004, 2003 and 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Credence Systems Corporation

We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

San Jose, California

November 29, 2004

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	October 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$94,052	$27,318
Short-term investments	69,954	258,578
Accounts receivable, net of allowances of $1,607 and $2,444, respectively	124,393	65,627
Inventories	146,741	79,573
Income tax receivable	26	581
Deferred income taxes	20,544	—
Prepaid expenses and other current assets	20,962	15,400

Total current assets	476,672	447,077
Long-term investments	—	50,682
Property and equipment, net	108,707	93,960
Goodwill	422,960	37,531
Other intangible assets, net of accumulated amortization of $50,491 and $34,988	116,882	31,285
Other assets	47,885	37,958

Total assets	$1,173,106	$698,493

LIABILITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank loans and notes payable—leased products	$6,058	$9,350
Accounts payable	51,742	23,303
Other accrued expenses and liabilities	51,651	13,698
Accrued payroll and related liabilities	17,755	9,009
Deferred revenue	14,654	9,981
Income tax payable	13,103	7,581
Accrued warranty	15,314	5,501
Deferred profit	9,718	4,556

Total current liabilities	179,995	82,979
Convertible subordinated notes (1.50%, due 2008, convertible into common stock at conversion price of $11.31 per share)	180,000	180,000
Notes payable—leased products	—	1,058
Long-term deferred income taxes	20,544	—
Other liabilities	4,359	3,829
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock:
Authorized shares—41,304 ($0.001 par value); 12,328 shares issued and outstanding	12	—
Common stock:
Authorized shares—150,000 ($0.001 par value); Issued shares—85,413 in 2004 and 64,374 in 2003; Outstanding shares—85,284 in 2004 and 63,832 in 2003	86	64
Additional paid-in capital	1,045,665	628,762
Treasury stock, at cost, 129 shares in 2004 and 542 shares in 2003	(2,560)	(13,195)
Deferred compensation	(8,600)	(1,685)
Accumulated other comprehensive income	2,924	1,522
Accumulated deficit	(249,319)	(184,841)

Total stockholders’ equity	788,208	430,627

Total liabilities and stockholders’ equity	$1,173,106	$698,493

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
Net sales:
Systems, upgrades and software	$358,157	$141,209	$127,753
Service and spare parts	81,646	41,205	36,456

Total net sales	439,803	182,414	164,209
Cost of goods sold:
Systems, upgrades, and software	183,768	89,923	78,681
Service and spare parts	52,935	25,643	24,024
Special charges	49,565	1,927	9,441

Gross margin	153,535	64,921	52,063
Operating expenses:
Research and development	80,535	73,520	85,355
Selling, general and administrative	121,226	91,124	89,707
Amortization of purchased intangible assets & deferred compensation (1)	17,353	9,456	19,710
In-process research and development	7,900	1,510	—
Special charges	—	—	11,525
Restructuring charges	6,309	3,589	18,960

Total operating expenses	233,323	179,199	225,257

Operating loss	(79,788)	(114,278)	(173,194)
Interest income	3,320	5,832	12,306
Interest expense	(3,209)	(2,038)	(201)
Other income and expenses, net	19,262	(1,575)	(2,543)

Loss before income tax provision	(60,415)	(112,059)	(163,632)
Income taxes	3,989	1,006	7,227

Loss before minority interest	(64,404)	(113,065)	(170,859)
Minority interest (benefit)	74	47	(378)

Net loss	$(64,478)	$(113,112)	$(170,481)

Net loss per share
Basic	$(0.88)	$(1.80)	$(2.81)

Diluted	$(0.88)	$(1.80)	$(2.81)

Number of shares used in computing per share amounts
Basic	73,058	62,737	60,570

Diluted	73,058	62,737	60,570

(1) Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$250	$62	$1,286
Research and development	358	—	1,325
Selling, general and administrative	1,570	663	1,287

Total amortization of deferred compensation	$2,178	$725	$3,898

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at October 31, 2001	—	$—	61,426	$61	$605,483	(1,300)	$(23,535)	$(4,675)	$4,854	$98,752	$680,940

Issuance of common stock under employee equity plans	—	—	475	1	5,544	313	2,349	—	—	—	7,894
Amortization of deferred compensation	—	—	—	—	(2,182)	—	—	4,077	—	—	1,895
Net loss	—	—	—	—	—	—	—	—	—	(170,481)	(170,481)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(4,028)	—	(4,028)
Plus: reclassification adjustment for losses included in earnings	—	—	—	—	—	—	—	—	2,632	—	2,632
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	385	—	385
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(171,492)

Balance at October 31, 2002	—	—	61,901	62	608,845	(987)	(21,186)	(598)	3,843	(71,729)	519,237

Issuance of common stock for acquisition of Optonics	—	—	1,900	2	21,066	—	—	(1,819)	—	—	19,249
Issuance of common stock under employee equity plans	—	—	573	—	(1,149)	445	7,991	—	—	—	6,842
Amortization of deferred compensation	—	—	—	—	—	—	—	732	—	—	732
Net loss	—	—	—	—	—	—	—	—	—	(113,112)	(113,112)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(2,254)	—	(2,254)
Plus: reclassification adjustment for losses included in earnings	—	—	—	—	—	—	—	—	939	—	939
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(1,006)	—	(1,006)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(115,433)

Balance at October 31, 2003	—	—	64,374	64	628,762	(542)	(13,195)	(1,685)	1,522	(184,841)	430,627

Issuance of common stock for acquisition of NPTest	—	—	19,661	20	231,391	—	—	(9,967)	—	—	221,444
Issuance of preferred stock for acquisition of NPTest	12,328	12	—	—	145,091	—	—	—	—	—	145,103
Issuance of common stock under employee equity plans	—	—	1,378	2	3,187	413	10,635	—	—	—	13,824
Issuance of stock options to non-employee	—	—	—	—	165	—	—	(165)	—	—	—
Assumed NPTest stock options	—	—	—	—	38,108	—	—	—	—	—	38,108
Amortization of deferred compensation	—	—	—	—	—	—	—	2,178	—	—	2,178
Write-off of deferred compensation	—	—	—	—	(1,039)	—	—	1,039	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(64,478)	(64,478)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(314)	—	(314)
Plus: reclassification adjustment for losses included in earnings	—	—	—	—	—	—	—	—	93	—	93
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	1,623	—	1,623
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(63,076)

Balance at October 31, 2004	12,328	$12	85,413	$86	$1,045,665	(129)	$(2,560)	$(8,600)	$2,924	$(249,319)	$788,208

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

(in thousands)

	Year Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(64,478)	$(113,112)	$(170,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,293	39,985	50,405
Non-cash charges	47,231	5,381	35,837
Provision for inventory write downs	10,201	6,351	12,628
In-process research and development	7,900	1,510	—
Provision for allowance for doubtful accounts	(1,460)	192	899
Loss (gain) on disposal of property and equipment	(588)	5,967	2,723
Deferred income tax	—	—	36,424
Realized net loss (gain) from investments	369	(449)	1,559
Minority interest	55	22	(397)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,044)	(45,435)	6,506
Inventories	(64,058)	12,556	(13,077)
Income tax receivable and payable	2,136	24,463	23,568
Prepaid expenses and other assets	4,987	(5,344)	1,982
Accounts payable	7,959	8,433	(2,640)
Accrued expenses and other current liabilities	(9,750)	(4,195)	(7,894)
Deferred profit	5,117	(2,588)	(5,983)

Net cash used in operating activities	(17,130)	(66,263)	(27,941)

Cash flows from investing activities:
Purchases of available-for-sale securities	(247,526)	(361,462)	(174,147)
Sales and maturities of available-for-sale securities	503,319	242,806	240,608
Acquisition of property and equipment	(24,400)	(14,668)	(33,534)
Acquisition of NPTest and SZ GmbH, net of cash and cash equivalents acquired	(159,913)	—	—
Acquisition of purchased intangible assets	—	—	(1,127)
Acquisition of other assets	(919)	(4,548)	(6,255)
Proceeds from sale of property and equipment and leased equipment	1,612	2,592	—

Net cash provided by (used in) investing activities	72,173	(135,280)	25,545

Cash flows from financing activities:
Issuance of 1 1/2% convertible notes	—	174,246	—
Issuance of common & treasury stock	13,824	6,842	7,894
Payments of liabilities related to leased products	(2,815)	(1,563)	—
Other	(213)	(856)	385

Net cash provided by financing activities	10,796	178,669	8,279
Effects of exchange rate on cash and cash equivalents	895	—	—

Net increase (decrease) in cash and cash equivalents	66,734	(22,874)	5,883
Cash and cash equivalents at beginning of the period	27,318	50,192	44,309

Cash and cash equivalents at end of the period	$94,052	$27,318	$50,192

Supplemental disclosures of cash flow information:
Interest paid	$2,632	$2,036	$47
Income taxes paid (received)	$(74)	$(24,715)	$(54,387)

Noncash investing activities:
Net transfers of inventory to property and equipment	$2,157	$3,338	$8,591
Acquisition of Optonics using Credence common stock	$—	$21,066	$—
Acquisition of NPTest using Credence common stock and assumption of options	$414,622	$—	$—
Unrealized loss on securities	$(213)	$(1,315)	$(1,396)

Noncash financing activities:
Customer lease payments on liabilities guaranteed by Credence	$(1,535)	$(5,041)	$—

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

In May 2004, the Company completed its acquisition of NPTest Holding Corporation (NPTest). NPTest designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. In accordance with Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations,” the acquisition was accounted for as a purchase transaction, and the Company has included in its results of operations, for the fiscal year ended October 31, 2004, the results of NPTest beginning on May 29, 2004.

As a result of the acquisition in fiscal 2003 of certain assets and liabilities of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ, the Company complemented its existing mixed-signal and wireless solutions with a division focused primarily on the automotive test market. The SZ product line is included in the mobile products group of the Company. In January 2003, the Company acquired Optonics, Inc., a division, which extended the Company’s product offerings in engineering validation test, design verification and diagnostics systems. The Optonics product line is included in the diagnostics and characterization group of the Company. In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, which allows the Company to offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. CCC is operated as a wholly owned subsidiary.

The Company has subsidiaries in Singapore, Taiwan, China and Japan engaged in sales, marketing and service of the Company’s products and subsidiaries in Korea, Malaysia, and the Philippines engaged in service of the Company’s products. The Company also has European subsidiaries, which principally distribute, service, and support Credence products in Europe and the Middle East. The Company maintains research and development in the U.S., France, Germany, and the UK, and manufacturing in the U.S and Germany.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation. At June 1, 2004, the Company reclassified its spares from inventory and property and equipment to other assets. The amounts reclassified from inventory and property and equipment to other assets for the fiscal year 2003 were $3.8 million and $8.2 million, respectively.

Minority Interest—The Company liquidated Credence-Innotech Corporation, its joint venture with Innotech Corporation in Japan during the third quarter of fiscal 2004. The loss recognized upon liquidation was immaterial for fiscal year 2004.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.

Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Estimates are used for, but not limited to, the accounting for the revenue recognition, accounts receivable factoring, allowance for doubtful accounts, inventory valuation, depreciation and amortization, residual values of leased assets, product maturity and receivable collectibility for purposes of revenue recognition, warranty costs, restructuring costs, deferred taxes and contingencies.

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

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue since early in fiscal 2001 and continuing uncertainty over any turn-around of the semiconductor equipment industry, the Company continues to monitor its inventory levels in light of changes in the marketplace. In fiscal 2004, the Company recorded special charges to cost of goods sold totaling approximately $49.6 million. These charges consisted primarily of the write-down of excess and obsolete inventory and other charges related to the Company’s decision to discontinue significant future investment in its redundant product lines stemming from the acquisition of NPTest. Of the $49.6 million, $45.0 million was directly related to inventory write-downs resulting from duplicate product lines caused by the acquisition of NPTest. The Company evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, the Company identified production inventory, finished goods, consignment and demonstration inventory in excess of estimated future customer demand of approximately $ 35.2 million; write-downs to estimated current market value of approximately $9.8 million; non-cancelable purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million, and other assets and expenses of approximately $2.7 million. The Company recorded a charge in the third quarter of fiscal 2003 of $1.3 million due to a legal settlement with an inventory vendor relating to cancelled purchase contracts and $0.6 million due to spare parts write-offs. The Company recorded a charge of $9.4 million in the fourth quarter of fiscal 2002, and charges of $45.0 million and $38.0 million in the second and fourth quarters of fiscal 2001, respectively, for the write-off of excess inventories. The Company does not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and historically the opportunity to sell these products has arisen unexpectedly. The Company has occasionally encountered unexpected demand for old products as well as an inability to transition customers to newer products. The Company closely monitors the inventories that have been written-off or written-down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material is disclosed. The Company may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to its current inventory valuations or changes its current product development plans. The Company evaluates its inventory reserves based on estimates and forecasts with respect to the next cyclical industry upturn. The

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forecasts used for computing inventory reserves require the Company to estimate its ability to sell current and future products in the next industry upturn and compares those estimates with its current inventory levels. If these forecasts or estimates change, or its product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. Once inventories are written off, the Company carries that inventory at its reduced value until it is scrapped or otherwise disposed of.

Residual values assigned to the Company’s products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically against technological change and the forecasted business cycle.

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment when the product is classified as mature and the customer acceptance criteria can be demonstrated prior to shipment. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customer. Products are classified as mature after several different customers have accepted similar systems. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collection may be an issue, the Company often requires a letter of credit to be established before products are shipped. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13 (SFAS No. 13), “Accounting for Leases,” which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

Under SAB 104, the Company defers revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2002 through 2004, the Company introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2003 and 2004 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future with new products. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

When the Company is able to separate multiple deliverables from one another, it recognizes revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with our revenue recognition policy. Installation in the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

majority of the cases occurs within two weeks of shipment. Installation is considered to be inconsequential and perfunctory. Prior to the fourth quarter of fiscal 2003, the cost of installation, which can be reliably estimated, was accrued at shipment. In order to comply with Emerging Issues Task Force Issue No. 21 “Accounting for Revenue Arrangements with Multiple Deliverables,” (EITF 00-21), beginning in the fourth quarter of fiscal 2003, revenue related to the total value of installations not completed at the end of the period was deferred.

Sales in the United States and Europe are principally through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales in Asia and outside the United States and Europe utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. The Company does not typically sell inventory to its distributors for eventual sale to end-users, but rather the Company sells product to the distributors on the basis of a purchase order received from an end-user. The Company evaluates any revenue recognition issues with respect to the end customer in light of its revenue recognition policy and in accordance with SAB 104.

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

Deferred revenue, which is included in accrued expenses and other liabilities on the balance sheet, includes deferred revenue related to maintenance contracts (and other undelivered services) and products that were sold with more than the standard one year warranty. Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because either the customer-specified acceptance criteria has not been met as of the fiscal period end or the product is not classified as mature as of the fiscal period end and has not been accepted by the customer.

The Company warrants its products to its customers generally for one year from the date of shipment. In addition to the provision of standard warranties, the Company offers customer paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term accounts receivable after their due dates on a timely basis.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expense were $346,000, $47,000 and $269,000 in fiscal years 2004, 2003 and 2002, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The Company’s international subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average rates for the period. The resulting cumulative translation adjustments are presented as a separate component of stockholders’ equity. Realized and unrealized exchange gains or losses from transaction adjustments are reflected in operations and have not been material.

Guarantees

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN 45, (b) the guarantee is subject to FIN 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has evaluated its guarantees and has concluded that they are either not within the scope of FIN 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, non-recourse provisions related to sales of accounts receivable, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. See Note 5—“Commitments and Contingencies” for additional information on the Company’s guarantees.

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

At October 31, 2004 and 2003, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized gains and losses were not significant in fiscal 2004 and fiscal 2003. The realized profits, (losses) and interest of ($0.4) million, $0.4 million and ($1.6) million are included in the interest income in the statements of operations for fiscal years 2004, 2003 and 2002, respectively. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in the statements of stockholders’ equity.

The fair market value of cash equivalents, short-term and long-term debt investments represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

	October 31,
	2004	2003
Money market	$39,381	$19,675
Cash	54,671	7,643

Cash and cash equivalents	$94,052	$27,318

The short-term investments mature in less than one year. All long-term investments have maturities of one to five years. At October 31, 2004 and 2003, these investments are classified as available-for-sale and consist of the following (in thousands):

	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Aggregate Fair Value
	(In thousands)
October 31, 2004
Auction rate preferred	$44,400	$—	$—	$44,400
Treasury notes and obligations of U.S. government agencies	17,040	—	(129)	16,911
Auction rate securities	1,500	—	—	1,500
Equity securities	200	572	—	772
Government bonds	1	—	—	1
Municipal bonds	6,340	30	—	6,370

Short and long term investments	$69,481	$602	$(129)	$69,954

October 31, 2003
Auction rate preferred	$53,000	$—	$—	$53,000
Treasury notes and obligations of U.S. government agencies	91,725	46	(47)	91,724
Asset backed securities	13,564	34	(12)	13,586
Auction rate securities	22,550	—	—	22,550
Equity securities	200	298	—	498
Corporate bonds	116,507	392	(136)	116,763
Municipal bonds	11,017	126	(4)	11,139

Short and long term investments	$308,563	$896	$(199)	$309,260

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of cash, cash equivalents, short and long-term investments classified by the maturity date listed on the security is as follows (in thousands):

	October 31,
	2004	2003
Due within 1 year	$164,006	$285,896
Due in 1-2 years	—	32,331
Due in 2-3 years	—	13,176
Due in 3-5 years	—	5,175

Cash, cash equivalents, short and long term investments	$164,006	$336,578

Accounts Receivable Factoring without Recourse

During fiscal year 2004, the Company entered into an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company can sell up to $30 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables are sold at a discount plus administrative and other fees. The discount amount, administrative and other fees of approximately $0.2 million are accounted for in other expenses in the consolidated statements of operations. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. The proceeds received are included as cash in the accompanying consolidated balance sheets and as operating activities on the consolidated statements of cash flows. During fiscal 2004, the Company recorded approximately $26.9 million in gross proceeds from the sale of trade receivables. At October 31, 2004 approximately $18.5 million of this factoring line was not utilized and thus available to the Company.

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Shipping and handling expenses for purchased inventory items are expensed to cost of goods sold. Inventories consist of the following (in thousands):

	October 31,
	2004	2003
Raw materials	$80,922	$50,561
Work-in-process	29,388	14,009
Finished goods	36,431	15,003

	$146,741	$79,573

The Company makes inventory commitments and purchase decisions based upon sales forecasts. Each year the Company forecasts an annual operating plan and a three-year strategic plan as part of its strategic planning process. The Company also has a 12-month rolling forecast that estimates business levels for the next four quarters. These forecasts require the Company to estimate its ability to sell current and future products in the next cyclical period of the industry and compare those estimates with its current inventory levels. It is difficult to predict the timing of the next recovery or recession as well as the strength of that recovery or recession. The Company sells capital equipment with relatively longer technological lives than many of the components that are included in the manufacture of its products. Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (approximately four and

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels with the associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. This results in the Company entering into a variety of purchase commitments in order to mitigate component supply constraints, capture purchasing efficiencies and obtain supplies of components that are nearing end of life.

The Company reviews excess and obsolete inventory on an annual basis in light of its three year strategic planning process and then again on a quarterly basis for significant events that might have an impact on inventories. In evaluating the need for inventory write-offs, the Company considers a number of factors including anticipated product life cycles, new product introductions, and expected future use of all raw materials, work-in-process, and finished goods on hand as well as purchase order commitments to purchase inventory. If the forecasts or estimates change, or product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. The Company reviews inventory on a cyclical basis rather than a seasonal or annual basis because of the nature of its industry, the relatively long lives of its products and the volatility of the business from quarter to quarter. Once the Company has identified excess or obsolete inventory materials, including purchase commitments, it considers alternative future uses for the items in question. In cases where no alternative future uses have been identified, and if the Company concludes that it is probable that the costs associated with the excess or obsolete materials will not be recovered, then an appropriate write-off is recorded. The Company then writes off 100% of the cost of inventory that it specifically identifies. The Company does not as a matter of course scrap all inventory that is identified as excess or obsolete. The Company’s products are capital goods with potentially long economic lives and historically the opportunity to sell these products has arisen unexpectedly. The Company has occasionally encountered unexpected demand for old products as well as an inability to transition customers to newer products. The Company closely monitors the inventories that have been written off or written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material is disclosed.

The Company consigns a portion of its finished goods inventory to both external and internal customers on a short-term basis primarily for the purpose of customer demonstration. This inventory is categorized as finished goods inventory on the balance sheet. The Company depreciates all consigned inventories during the period that they are held on consignment over 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

Property and Equipment, Net and Other Assets

Machinery and equipment, software and furniture and fixtures are stated at cost and are depreciated using the straight-line method over three years. Personal computer equipment is depreciated over two years. Leasehold improvements are depreciated using the straight-line method over the shorter of seven years or the applicable lease term. Tenant improvements in owned facilities are generally depreciated over seven years. Buildings are depreciated using the straight-line method over the assets’ estimated useful lives of thirty years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment, net consists of the following (in thousands):

	October 31,
	2004	2003
Land	$26,908	$26,509
Buildings	36,823	31,422
Machinery and equipment	102,783	95,222
Software	28,980	26,712
Leasehold improvements	39,511	26,800
Furniture and fixtures	10,792	10,786

	245,797	217,451
Less accumulated depreciation	(137,090)	(123,491)

Net property and equipment	$108,707	$93,960

Depreciation expense was approximately $27.9 million, $24.2 million and $28.8 million for the years ended October 31, 2004, 2003 and 2002, respectively.

In addition, the Company capitalizes a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized finished goods are sold to third parties, the transaction is recorded as sale of a fixed asset.

Other intangible assets, excluding goodwill, consist of the following (in thousands):

October 31, 2004	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(36,328)	$88,878
Customer relations	19,802	(7,735)	12,067
Maintenance contracts	13,800	(1,150)	12,650
Product backlog	4,900	(2,042)	2,858
Trademarks	2,053	(1,848)	205
Patents	862	(732)	130
Non-compete agreements	750	(656)	94

Total	$167,373	$(50,491)	$116,882

October 31, 2003	Cost	Accumulated Amortization	Net
Purchased technology	$54,906	$(27,001)	$27,905
Customer relations	7,702	(5,708)	1,994
Trademarks	2,053	(1,437)	616
Patents	862	(560)	302
Non-compete agreements	750	(282)	468

Total	$66,273	$(34,988)	$31,285

The change in the other intangible assets between October 31, 2004 and October 31, 2003 was due to additional intangibles associated with the purchase of NPTest Holding Corporation. See Note 2 “Acquisitions” for further discussion. Intangible assets are amortized using the straight-line method over the assets’ estimated useful lives of one to ten years.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expenses for the other intangible assets were $15.5 million, $9.5 million and $19.6 million for fiscal 2004, 2003 and 2002, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
2005	$20,443
2006	16,604
2007	16,466
2008	14,518
2009	12,718
Thereafter	36,133

Total	$116,882

As of November 1, 2002 the Company adopted Statements of Financial Accounting Standards “Goodwill and Other Intangible Assets” No. 142, or SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. In the second fiscal quarter ended April 30, 2003, the Company completed the first step of the transitional goodwill impairment test and determined that no potential impairment existed as of October 31, 2002. The Company then completed its first annual goodwill impairment test as of July 31, 2003 and determined that no impairment existed as of the end of the third quarter of fiscal 2003. As a result, the Company recognized no impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. In fiscal year 2002, the Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment or ATE and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. Revenues from the software segment were not material to the Company’s operations in fiscal years 2002, representing less than 4% of net sales. During 2003, the software segment was further decreased in size and the remaining software operations were merged with the ATE segment. Based on these circumstances, the Company had a single reporting unit for purposes of SFAS 142, ATE, at the end of fiscal 2004 and 2003. To perform the goodwill impairment test, the Company determined it had only one reporting unit and determined its carrying value by assigning the assets and liabilities, including existing goodwill and intangible assets, to that reporting unit as of the date of adoption. The Company then determined the fair value of the reporting unit and compared it to the reporting unit’s carrying amount. To the extent a Company’s reporting unit’s carrying amounts exceed their fair value, the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. Because the Company determined that no impairment existed under step one, the second step was not required in fiscal 2003, the year of adoption, and no impairment loss was recognized.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value reflect the Company’s best estimates.

As mandated by SFAS 142, the Company completed its annual goodwill impairment test as of July 31, 2004 and determined that no potential impairment existed as of the end of the third quarter of fiscal 2004. As a result, no impairment loss was recognized in fiscal 2004.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of current and previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization for the fiscal years 2004, 2003, and 2002 (in thousands, except per share data):

	2004	2003	2002
Net loss as reported	$(64,478)	$(113,112)	$(170,481)
Goodwill amortization	—	—	9,690
Acquired workforce amortization	—	—	820

Pro forma net loss	$(64,478)	$(113,112)	$(159,971)

Basic and diluted net loss per share as reported	$(0.88)	$(1.80)	$(2.81)
Goodwill amortization	—	—	0.16
Acquired workforce amortization	—	—	0.01

Basic and diluted pro forma net loss per share	$(0.88)	$(1.80)	$(2.64)

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The Company adopted SFAS 144 effective November 1, 2002. In the quarter ended July 31, 2003, in accordance with SFAS No. 144, the Company accelerated the depreciation remaining for leasehold improvements related to buildings located in Fremont, California that the Company vacated in the first quarter of fiscal 2004 when the Company moved to its new headquarters in Milpitas, California. The amount of the accelerated depreciation related to these leasehold improvements was approximately $1.7 million and is being recognized over the nine months ended January 31, 2004. Accelerated depreciation related to the leasehold improvements was classified in SG&A expenses.

Equity Investment

At October 31, 2004, the Company had one equity method investment in a privately held company that is intended to provide strategic technologies and relationships to the Company’s businesses. The Company has determined that this equity investment does not require consolidation as it is not a variable interest entity. The Company’s maximum exposure to loss for this investment at October 31, 2004 is limited to its carrying amount of $1.8 million.

Post-Employment Benefits

Post-employment benefits accrued for workforce reductions related to restructuring activities initiated in and after October 2004 are accounted for under Statement of Financial Accounting Standards (SFAS) No.112, “Employer’s Accounting for Post-employment Benefits.” A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Loans and Notes Payable—Leased Products

In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, a non-related leasing company. The net assets of CCC consisted primarily of a portfolio of leases of Credence equipment and its liabilities included indebtedness associated with the lease portfolio. The associated liabilities at October 31, 2004, include a bank note and other notes payable.

The bank note, which has an annual interest rate of prime (approximately 4.75% at October 31, 2004), expires in May 2005. The note has a covenant requiring the Company to maintain a minimum aggregated balance of cash, cash equivalents, and short and long term investments of $140 million. As of October 31, 2004, the Company was in compliance with the covenant and this bank note has a balance of $5.0 million. See the maturity schedule for this obligation in Note 5 “Commitments and Contingencies.”

The Company entered into a loan agreement with a financial institution to finance the residual values on certain equipment lease to customers that are included in bank loans and notes payable—leased products in the balance sheet. As of October 31, 2004, these guaranteed payments of lessee notes totaled $1.1 million. See the maturity schedule for these obligations in Note 5 “Commitments and Contingencies.”

Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31,
	2004	2003
Short-term lease receivables	$1,692	$1,261
Other prepaid expenses	19,270	14,139

Total	$20,962	$15,400

Other assets consist of the following (in thousands):

	October 31,
	2004	2003
Long-term lease receivables	$6,553	$7,001
Lease assets	3,089	9,871
Field service spares	29,488	11,934
Other assets	8,755	9,152

Total	$47,885	$37,958

Product spare parts that are used in the Company’s service business are classified as long-term assets and are depreciated using the straight-line method over five years. When spare parts are sold to third parties the transaction is recorded as revenue. Amortization expense was approximately $4.4 million, $4.8 and $5.3 million for fiscal years 2004, 2003 and 2002, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accrued expenses and liabilities consist of the following (in thousands):

	October 31,
	2004	2003
Accrued distributor commissions	3,412	2,630
Accrued bonuses	10,083	14
Accrued restructuring expenses	6,522	2,601
Accrued state taxes	5,426	4,302
Accrued value added taxes	2,650	—
Contingent payable to Schlumberger	10,266	—
Accrued interest expense	1,252	1,125
Other accrued liabilities	12,040	3,026

	$51,651	$13,698

Stock-Based Compensation

The Company follows the intrinsic value method to account for its employee stock options because, as discussed below, the Company believes the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. As the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. As the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees. Stock-based employee compensation expense already included in the reported net loss is a result of amortization of deferred compensation related to acquisitions.

The fair value for the stock options was estimated at the grant date using a Black-Scholes option pricing model assuming no expected dividends with the following weighted average assumptions for the years ended October 31, 2004, 2003, and 2002.

	2004	2003	2002
Expected life of options (years)	4.98	6.35	6.64
Expected stock volatility	0.74	0.77	0.77
Risk-free interest rate	3.35%	3.45%	3.55%

The weighted average fair value of options granted was $7.64, $5.95 and $10.19 in fiscal year 2004, 2003 and 2002, respectively.

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes options pricing model assuming no expected dividends and the following weighted average assumptions for issuances made in 2004, 2003 and 2002:

	2004	2003	2002
Expected life of options (years)	0.50	0.50	0.50
Expected stock volatility	0.53	0.93	0.75
Risk-free interest rate	1.52%	1.42%	1.42%

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of purchase rights granted was $2.44, $3.86 and $4.77 in fiscal year 2004, 2003 and 2002, respectively.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its Employee Stock Purchase Plan, the Company’s net loss and net loss per share for the years ended October 31, 2004, 2003 and 2002 would have been as follows (in thousands, except per share data):

	2004	2003	2002
Net loss as reported	$(64,478)	$(113,112)	$(170,481)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (6.6%, 0.9% and 4.4% effective tax rate for FY04, FY03 and FY02, respectively)	2,178	725	3,898
Less: Stock-based employee compensation expense determined under fair value based methods for all awards net of tax effects (6.6%, 0.9% and 4.4% effective tax rate for FY04, FY03 and FY02, respectively)	(31,907)	(24,095)	(39,099)

Pro forma net loss	$(94,207)	$(136,482)	$(205,682)

Basic loss per share as reported	$(0.88)	$(1.80)	$(2.81)
Basic loss per share pro forma	$(1.29)	$(2.18)	$(3.40)
Diluted loss per share as reported	$(0.88)	$(1.80)	$(2.81)
Diluted loss per share pro forma	$(1.29)	$(2.18)	$(3.40)

Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for the fiscal years ended October 31, (in thousands, except per share amounts):

	2004	2003	2002
Numerator:
Net loss	$(64,478)	$(113,112)	$(170,481)

Denominator:
Weighted-average shares outstanding	73,058	62,737	60,570

Basic net loss per share	$(0.88)	$(1.80)	$(2.81)
Diluted net loss per share	$(0.88)	$(1.80)	$(2.81)

During fiscal 2004, the Company excluded options to purchase 18,745,141 shares of common stock, 12,328,200 shares of convertible preferred stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted loss per share calculation because they were anti-dilutive. During fiscal 2003, the Company excluded options to purchase 13,195,611 shares of common stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted net loss per share calculation because they were anti-dilutive. During fiscal 2002, the Company excluded options to purchase 13,518,149 shares of common stock from the diluted net loss per share calculation because the effect was anti-dilutive.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the FASB issued revision to Interpretation No. 46 (FIN 46R) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company’s results of operations or financial condition.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the principal revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

In March 2004, the EITF Task Force reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and the disclosure requirements relating to those impairments. EITF 03-1 is effective for fiscal years ending after December 31, 2003. The adoption of EITF 03-1 did not have any impact on the Company’s financial position or results of operations.

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. The adoption of EITF 04-8 will not impact the Company’s diluted earnings per share.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the FASB issued Statement of Financial Accounting standard No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact, if any, the adoption of this statement will have on the Company’s financial positions or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costing resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employee. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005. The adoption of this statement is expected to have a material impact on the Company’s financial positions or results of operations.

Note 2—Acquisitions

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value of approximately $376.5 million. As of October 31, 2004, approximately 19.7 million shares of the 32 million shares were issued and outstanding as common stock. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes options pricing model with the following assumptions: dividend of $0, volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of the Company’s common stock of $11.77 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total preliminary purchase price (in thousands):

Cash	$229,950
Common stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible preferred stock of the Company as the result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged into 0.008 of a share of the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s non-voting convertible stock. Each share of the non-voting convertible stock is convertible into 100 shares of the Company’s common stock. The non-voting convertible stock is identical in all respects to the Company’s common stock except that, prior to conversion, it has no voting rights, but has a liquidation preference of $0.001 per share. The non-voting convertible stock is classified as preferred stock. As of October 31, 2004, the majority owner had converted 79,754 shares of the Company’s non-voting convertible preferred stock into 7,975,400 shares of the Company’s common stock leaving 123,282 shares of such preferred stock outstanding which are convertible into 12,328,200 shares of the Company’s common stock.

In accordance with SFAS No. 141 (SFAS 141), “Business Combinations,” the purchase was accounted for as a purchase transaction and the Company has included in its results of operations, for the fiscal year ended October 31, 2004, the results of NPTest beginning on May 29, 2004. The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values, and to deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangible assets with indefinite lives are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been preliminarily allocated as follows (in thousands, except years):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Cash and cash equivalents	$76,103	$—	—
Short-term investments	19,481	—	—
Accounts receivable	37,673	—	—
Inventories	60,027	—	—
Prepaid expenses and other current assets	35,037	—	—
Property, plant and equipment	18,238	—	—
Other assets	22,790	—	—
Accounts payable	(19,916)	—	—
Other accrued expenses and liabilities	(43,303)	—	—
Contingent payable to Schlumberger	(29,450)	—	—
Other long-term liabilities	(695)	—	—

Net tangible assets assumed	175,985	—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	384,892	—	—

Total purchase price	$650,482	$19,486

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation changed during the fourth quarter of fiscal 2004 to account for the write down of other assets of $1.4 million, the write up of additional accounts payable of $0.1 million, the write up of additional other accrued expenses and liabilities of $2.0 million and additional transaction fees of $47,000.

The purchase price allocation is subject to change if the Company obtains additional information concerning the fair value of certain tangible assets and liabilities of NPTest at May 28, 2004.

Net Tangible Assets

NPTest’s assets and liabilities as of May 28, 2004 were reviewed and adjusted, if necessary, to their fair value. Reserves and allowances were reviewed for appropriateness and approved by management. Management also reviewed the liabilities to ensure that the proper value was recorded.

As a result of the NPTest acquisition, the Company may be required to make a payment to Schlumberger Limited (Schlumberger), the former parent of NPTest, at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date may be triggered by various events, including certain distributions by NPTest Holding, LLC (an entity controlled by Francisco Partners, L.P.) to its members, or, at Schlumberger’s option, it can be triggered on May 28, 2005. The payment amount is contingent upon the value of the Company’s common stock at the time of distribution. If payment is triggered at Schlumberger’s option, the Company may generally settle this payment in cash or stock. If payment is triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger is required to be in the same form and may have to be made in cash, stock or both. If the obligations were to be settled with common stock, the Company’s estimated the maximum number of shares to be issued would be approximately 2.3 million shares. This contingent liability is required to be marked to market at the end of each fiscal period until settled using the Company’s closing stock price on the last day of the fiscal period, and the changes in carrying value will flow through other income or expense in the consolidated statements of operations. As of October 31, 2004, this obligation was approximately $10.3 million or approximately 1.4 million shares based on the closing stock price of $7.55 per share and is included in the consolidated balance sheet as accrued other liabilities.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also accrued for charges of $3.4 million primarily related to severance, relocation and facility charges. The Company recognized these costs in accordance with EITF Issue No. 95-3 (EITF 95-3), “Recognition of Liabilities in Connection with Purchase Business Combinations.” At the time of the acquisition, twenty-two former NPTest employees were identified for termination and the related severance was paid during the fiscal year. Of the twenty-two employees, seven were R&D and fifteen were SG&A. In addition, relocation charges and the facility lease charges, identified at that time, were also accrued. In October, the Board of Directors approved management’s plan to close the Simi Valley, California facility and move all manufacturing activities at this site to Hillsboro, Oregon. As a result, the Company accrued approximately $1.6 million for facility lease charges in addition to the facility lease charges accrued at the time of the acquisition. The severance and relocation charges are expected to be paid by the end of fiscal year 2005. The facility lease charges will be paid through the end of the lease terms, which extend through June 2008. As of October 31, 2004, $2.5 million remained to be paid for these charges. The following table illustrates the charges and the estimated timing of future payouts at October 31, 2004 (in thousands):

	Balance at October 31, 2003	Charges	Utilized	Balance at October 31, 2004
Severance	$—	$1,240	$(831)	$409
Facilities	—	2,006	(37)	1,969
Relocation	—	170	(57)	113

Total	$—	$3,416	$(925)	$2,491

Estimated timing of future payouts:
Fiscal 2005				$1,139
Fiscal 2006				1,028
Fiscal 2007				269
Fiscal 2008				55

Total				$2,491

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product backlog represents the value of the standing orders for products. The product backlog was valued using the DCF method, which accounts for the expected profit related to the existing firm purchase orders in place at the time of acquisition. The Company amortizes the fair value of the product backlog on a straight-line basis over the remaining estimated useful life of one year.

In-process Research and Development

In-process research and development (IPR&D) represents projects that have not reached technological feasibility and which have no alternative future use. Technological feasibility is determined when a product reaches the beta-phase, and there is no remaining risk relating to the development. At the time of acquisition, NPTest had multiple IPR&D efforts under way for current product lines. These efforts included developing the next generation of the Sapphire product and OptiFIB product. The Company utilized the DCF method to value the IPR&D, using discount rates ranging from 19% to 21%, depending on the estimated useful life of the technology. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. In applying the DCF method, the analysis resulted in $7.9 million of the purchase price being charged to acquired IPR&D. As of October 31, 2004, the Company estimated the next generation Sapphire and OptiFIB product to be approximately 80% and 25% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The next generation Sapphire product is estimated to launch in 2005, and will require approximately $3.5 million in additional costs to complete. The next generation OptiFIB product is estimated to launch in 2005 and will require an additional investment of approximately seven engineering man-years and approximately $1.5 million in additional costs to complete.

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

Deferred Income Taxes

The acquisition of NPTest during the fiscal year resulted in the addition of $9.5 million in net deferred tax assets, but such deferred tax assets have been subject to a full valuation allowance similar to Credence’s other deferred tax assets. Should these $9.5 million in net deferred tax assets be recognized in the future, the benefit will result in a reduction in goodwill otherwise recorded as part of the purchase accounting. While no net deferred tax assets were recorded as part of the acquisition, the addition of the individual deferred tax assets and liabilities of NPTest has effectively resulted in a gross up on the balance sheet of current deferred tax assets and noncurrent deferred tax liabilities as required by GAAP.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets primarily represent the benefits of future tax deductions for inventory reserves, while the deferred tax liabilities primarily represent book-tax basis differences in the non-goodwill intangible assets acquired in the acquisition.

Pro Forma Results

The following pro forma financial information presents the combined results of operations of the Company and NPTest as if the acquisition had occurred as of the beginning of the periods presented. Certain adjustments to reflect charges to cost of goods sold for inventory and property and equipment write-up, charges to operating expense for the amortization of the intangible assets, IPR&D, deferred compensation, restructuring charges, elimination of amortization associated with intangible assets previously acquired by NPTest, reduction of the investment income due to lower cash and investment balances due to the cash used to pay for the acquisition, reduction of NPTest income tax benefits and inclusion of the gain on the Schlumberger’s liability adjustment of $20.4 million and $85.0 million have been made to the combined results of operations for the fiscal year ended October 31, 2004 and 2003, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Fiscal Year Ended October 31,
(in thousands, except per share amounts)	2004	2003
Net revenue	$553,454	$413,477
Net loss	(85,034)	(205,467)
Basic net loss per share	$(0.95)	$(2.49)

Diluted net loss per share	$(0.95)	$(2.49)

The pro forma financial information above includes the following material, non-recurring charges for all periods presented (in thousands):

Cost of goods sold from inventory write-up	$14,567
Amortization of the product backlog intangible asset	$4,900
In-process research and development	$7,900
Special cost of goods sold charges – discontinued product lines	$49,565
Restructuring charges	$6,309
Integration costs	$1,849

The pro forma information above for the fiscal year ended October 31, 2004 and 2003 excluded the impact of material, non-recurring charges related to the acquisition of NPTest Inc. from Schlumberger by NPTest Holding Corporation, which was incorporated by Francisco Partners, and the initial public offering effect on NPTest. Those charges include, among others, 1) the amortization of intangible assets, 2) amortization of tangible assets written up to fair value, 3) indirect costs associated with its initial public offering such as preferred stock dividends, annual advisory fees to Francisco Partners and interest expense on the senior debt, and 4) the tax effect associated with excluding these charges which net to a gain of $69.9 million and $67.2 million, respectively.

Credence—SZ GmbH:

In February 2004, the Company acquired all of the outstanding stock of Credence-SZ GmbH (SZ GmbH) for approximately $649,000 in cash, and thereafter merged SZ GmbH with and into Credence-SZ System GmbH,

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a wholly-owned subsidiary of the Company. Of the $649,000 paid, approximately $537,000 was accounted for as goodwill and included in the Company’s consolidated balance sheet at October 31, 2004. SZ GmbH was the employer of the employees that were contracted to Credence-SZ System GmbH. Credence-SZ System GmbH is based in Amerang, Germany, with approximately 135 employees and is managed within the Company’s Mobile Products Group. The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

SZ Testsysteme Japan Limited:

In August 2003, the Company completed the acquisition of certain assets of SZ Testsysteme Japan Limited, a distributor of automotive test equipment, for approximately $1.0 million in cash including acquisition costs. The acquisition will provide a distribution channel to Japanese customers for the Company’s existing products focused primarily on the Japanese automotive test market. The purchase price was allocated in the fourth quarter of 2003 to assets and liabilities, primarily cash, inventory, property and equipment, and accrued liabilities. The Company’s consolidated statement of operations for the fiscal year ended October 31, 2003 includes the operations of SZ Testsysteme Japan Limited from the date of the Company’s purchase of their net assets in August 2003. Thereafter, SZ Testsysteme Japan Limited was merged with and into Credence Systems KK, the Company’s Japanese subsidiary.

Credence Capital Corporation:

In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, a non-related leasing company. The acquisition allows the Company to directly offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. The Company paid $5.5 million and contemporaneous with the transaction, CCC’s sole shareholder repaid indebtedness to CCC in the approximate amount of $5.2 million resulting in a net cash outflow of $0.3 million. The net assets of CCC consisted primarily of a $15.3 million portfolio of leases of Credence equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. The Company operates CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to Credence customers. The Company’s consolidated statement of operations for the year ended October 31, 2003 includes the results of operations of CCC from the date of acquisition in February 2003.

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

SZ Testsyteme AG:

In fiscal 2003, the Company completed the acquisition of certain assets of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ. The assets of these companies were purchased out of bankruptcy and the Company subcontracted approximately 135 former employees to re-launch the business. The acquisition is designed to complement the Company’s existing mixed-signal and wireless solutions with a new division focused primarily on the automotive test market. The Credence-SZ division operates from a facility located in Amerang, Germany and focuses on the advanced analog, power automotive and communications markets. The SZ product line is included in the Company’s mobile products group. The purchase price for the assets was approximately $4.6

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in cash and the purchase price was allocated to tangible assets, primarily inventory and property and equipment. The Company’s Statement of Operations for the fiscal year ended October 31, 2003 includes the results of operations of SZ from the date of the Company’s purchase of their net assets in January 2003.

Optonics:

In January 2003, the Company acquired Optonics, Inc., a company that designed and manufactured integrated systems for emission-based optical diagnostics and failure analysis. The addition of Optonics is designed to extend the Company’s product offerings in engineering validation test, design verification and diagnostics systems. The Optonics product line is included in the Company’s diagnostics and characterization group. The total purchase price of approximately $21.0 million included consideration of approximately 1.9 million common shares of Credence valued at $20.1 million and $0.9M in assumed Optonics stock options that were converted to options to purchase approximately 100,000 shares of Credence common stock. The net tangible asset deficit assumed was approximately $0.5 million. The Company’s statement of operations for the fiscal year ended 2003 includes the results of operations of Optonics from the date of acquisition in January 2003.

The total purchase cost of Optonics was as follows (in thousands):

Credence common stock	$20,152
Assumption of Optonics’ stock options	894

Total purchase cost	$21,046

The purchase price allocation was as follows (in thousands, except years):

	Amount	Annual Amortization	Amortization Period (Years)
Purchase Price Allocation:
Tangible net assets (deficit)	$(463)	$—	—
Deferred compensation	1,819	606	3
Intangible assets acquired:
Developed technology	12,990	2,598	5
In-process research and development	1,510	—	—
Non-compete agreements	750	375	2
Customer relationships	1,650	550	3
Goodwill	2,790	—	—

Total purchase price allocation	$21,046	$4,129

A valuation of the purchased assets was undertaken by a third party valuator to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, and expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.5 million of the purchase price being charged to acquired in-process research and development using a discount rate of 35%. The IPR&D acquired from Optonics consists of features and projects related to the Emiscope II, which is the next generation Emiscope with added functionality including solid immersion lens and spray cooling system. The Company estimated that these projects varied in terms of completion from 15% to 50% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The Emiscope II has been completed and is currently in production. The intangible assets, consisting primarily of developed technology, customer relationships, non-compete agreements and goodwill, were assigned a value of $18.2 million and are being amortized, except for goodwill, over their estimated useful lives, ranging from two to five years. In addition, $1.8 million of the purchase price was allocated to deferred compensation, calculated using the Black-Scholes stock option valuation model, and represents the value of unvested options and unvested restricted shares assumed by the Company in the transaction. The deferred compensation is amortized as compensation cost over the weighted average remaining future vesting period of the unvested options (three years). The balance of the deferred compensation is reflected as a contra-equity in the Consolidated Statements of Shareholders’ Equity.

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

The following table summarizes special charges recorded in cost of goods sold by fiscal quarter for the three-year period ended October 31, 2004 (in thousands):

Fiscal 2004	$49,565

Fiscal 2003	$1,927

Fiscal 2002	$9,441

In fiscal 2004, we recorded special charges to cost of goods sold of $49.6 million. Of this $49.6 million, $45.0 million was directly related to inventory write-downs. These write-downs were related to the acquisition of NPTest which resulted in duplicate product lines in the combined company. We evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, we identified production inventory, finished goods and consignment and demonstration inventory in excess of estimated future customer demand of approximately $35.2 million; write-downs to estimated current market value of approximately $9.8 million; purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million and other assets and expenses of approximately $2.7 million.

In fiscal 2003, the Company recorded cost of goods sold—special charges of $1.3 million due to a settlement reached with an inventory supplier relating to cancelled purchase orders and $0.6 million for write-offs of spare parts relating to the Valstar product line.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002, the Company recorded a $9.4 million special charge relating to inventories based on information gathered during the Company’s annual strategic plan regarding the continued negative effect of the semiconductor industry recession. The write-down of inventories affected three categories of exposures:

1. $2.1 million for the RFx product line as management made estimates for the end-of-life of this product;

2. $2.0 million for the SC product line as management made estimates for the end-of-life of this product; and

3. $5.3 million related to other product inventory on hand as well as future vendor commitments in excess of estimated future customer demand.

During fiscal year 2004, $6.1 million of the inventory reserved in fiscal 2004 was scrapped and $21.1 million was written down for lower of cost or market adjustment, leaving the balance of $14.4 million at October 31, 2004.

During fiscal 2003, $3.1 million of the inventory that was reserved in fiscal 2002 was scrapped, and $6.3 million was on hand as of October 31, 2004.

During fiscal 2002, 2003 and fiscal 2004, the reserve in fiscal 2001 was utilized as follows: $21.7 million of excess and obsolete inventory was scrapped, $1.2 million was written down and disposed of, $0.1 million was donated, $2.3 million was sold, $7.2 million was adjusted for lower of cost or market adjustment, and approximately $5.5 million was still on hand as of October 31, 2004.

The schedule below shows the special charges related to inventory in the three-year period ended October 31, 2004. These charges totaled approximately $95.1 million. Of this, approximately $32.3 million was scrapped, $1.4 million was written off and largely disposed of, $1.3 million was donated, $28.3 million was adjusted for lower of cost or market, $2.3 million was sold and the remaining $29.5 million was still on hand as of October 31, 2004.

	Q2 FY01	Q4 FY01	Q4 FY02	Q3 FY04	Q4 FY04
Special charges	$2,720	38,003	$9,440	$41,620	$3,359
FY02 Scrapping	(1,326)	(6,205)	—	—	—
FY02 Write-off and largely disposed	(221)	(1,150)	—	—	—
FY02 Donation	(1,173)	(91)	—	—	—

10/31/02 Balance	—	30,557	9,440	—	—
FY03 Scrapping	—	(7,538)	(3,134)	—	—

10/31/03 Balance	—	23,019	6,306	—	—
FY04 Scrapping	—	(7,989)	—	(6,090)
FY04 Sale on fully reserved inventory		(2,341)
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	—	(7,215)	—	—	—
FY04 Octet-Quartet lower of cost or market adjustment	—	—	—	(21,123)	—

10/31/04 Balance	$—	$5,474	$6,306	$14,407	$3,359

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring charges

Over the past years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities initiated prior to October 2004 were recorded in compliance with SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” Severance and benefit costs associated with restructuring activities initiated in or after October 2004 are recorded in accordance with SFAS No. 112 (SFAS 112), “Employer’s Accounting for Postemployment Benefits,” as the Company concluded that it had a substantive severance plan. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

On November 18, 2004, we terminated or provided notification of termination to approximately 138 positions or 7 percent of our employees and contract workers worldwide related to a restructuring plan initiated in the fourth fiscal quarter. Of the 138 positions, approximately 74 positions were in the U.S. and approximately 64 positions were foreign. We recorded a severance charge in the fourth fiscal quarter ending October 31, 2004 of approximately $2.5 million in connection with the employee reduction taken on November 18, 2004 in accordance with SFAS 112.

In the third quarter of 2004, in connection with the NPTest acquisition, the Company recorded a restructuring charge of approximately $3.0 million. Of the $3.0 million, $1.9 million related to the write-off of equipment and liabilities incurred related to the decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest. In addition, the Company incurred severance and related charges of $1.1 million relating to the termination of sixty employees from Credence to eliminate certain duplicated activities. Of the sixty employees, sixteen were from manufacturing, twenty-nine were from research and development, and fifteen were from selling, general and administrative functions. Fifty-six of the employees were from the U.S. and four were from international locations. These employees were in addition to the twenty-two former NPTest employees that were also terminated as noted above in Note 2 “Acquisitions.” These charges were accounted for in accordance with SFAS 146. As of October 31, 2004, there were approximately $0.1 million remaining to be paid. The above restructuring charges are based on the Company’s restructuring plans that have been committed by management. Any changes to the estimates of the approved plans will be reflected in the Company’s future consolidated results of operations.

In January 2004, the Company relocated its corporate headquarters to its owned facilities in Milpitas, California and vacated its previously leased buildings in Fremont, California. During the quarter ended January 31, 2004, a special charge was recorded in the amount of $0.7 million to write-off the remaining lease payments for this lease net of expected sublease income.

In the quarter ended July 31, 2003, the Company recorded restructuring cost of approximately $2.2 million as operating expenses related to headcount reductions across all areas of the Company, with approximately half occurring in the R&D functions. The reduction in force was part of a continuing effort to reduce expenses and appropriately size the Company for prevailing market conditions. The headcount reductions included the elimination of approximately 163 positions or 15 percent of the Company’s global employee base. Approximately 151 positions in the United States were affected, with the remaining reduction in other locations worldwide.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables illustrate the restructuring cost activity for the two-year period ended October 31, 2004 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2003	Charges	Utilized	Balance at October 31, 2004
Severance	$(233)	$(3,880)	$1,094	$(3,019)
Operating leases	(2,368)	(652)	1,977	(1,043)
Other liabilities	—	(1,966)	1,934	(32)

Total	$(2,601)	$(6,498)	$5,005	$(4,094)

Estimated timing of future payouts:
Fiscal 2005				$4,094

	Balance at October 31, 2002	Charges	Utilized	Balance at October 31, 2003
Severance	$(716)	$(3,388)	$3,871	$(233)
Operating leases	(5,177)	(201)	3,010	(2,368)

Total	$(5,893)	$(3,589)	$6,881	$(2,601)

The opening balances at October 31, 2002 in the above table are associated with headcount reductions and facility consolidations the Company implemented in the fourth quarter of fiscal 2002.

Special charges—operating expenses

Special charges recorded in the fourth quarter of fiscal 2002 were approximately $11.5 million. The Company wrote-off two notes receivable in the fourth fiscal quarter of 2002 of approximately $6.4 million. These impairment charges are due to the decline in the fair value of these notes receivable and were judged to be other-than-temporary. The write-off of these individual private investments consisted of a $5.0 million promissory note issued by CCC, then owned, controlled and managed by the Garrett Capital Group, an unaffiliated party, and a $1.4 million promissory note from a customer issued in April 2002 as the result of a settlement on outstanding receivables. The timing of these write-offs was largely driven by the continuation of the downturn experienced by the semiconductor equipment industry in 2002. In the case of CCC, formerly a non-affiliated company that provided lease, structured financing and other financing alternatives to our customers, its continued financial weakness ultimately resulted in our decision to pursue control of CCC. The acquisition occurred in February 2003. In the case of the customer’s promissory note, the customer’s principal venture capital investor threatened to initiate bankruptcy proceedings and the Company wrote-off this note as part of a restructured settlement on existing equipment leases.

In the fourth quarter of fiscal 2002, the Company recorded a charge totaling $5.1 million associated with the impairment of the goodwill and intangible assets obtained in the acquisition of DCI in January 2001. The charge

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisted of $2.1 million for the remaining intangible assets related to customer lists and $3.0 million for remaining goodwill. This impairment was based on the planned sale of the subsidiary to its management team effective November 1, 2002. DCI had been integrated into the Company’s memory products line at the height of the last business cycle in January 2001. The economic advantage of maintaining the capabilities of DCI diminished as the operating results deteriorated dramatically with the onset of this current downturn. In addition, it became evident that it was unlikely the memory products business volume would increase to a level where the operational advantages of DCI would be fully realized. As a result of these facts and circumstances, effective November 1, 2002, the Company sold eighty percent (80%) of the stock of DCI to DCI’s management team for an amount equal to the approximate book value of DCI’s tangible assets and accounts receivable of approximately $0.5 million. The consideration received for the shares of DCI was in the form of a two-year promissory note bearing market-rate interest. The Company’s 20% interest in DCI will be sold to DCI’s management team in fiscal 2005 for a nominal price based on a retained earnings calculation. In addition as part of the transaction, the Company received a $0.1 million prepayment credit toward the future purchase of services (at ordinary market prices) from DCI. In the most recent fiscal quarter prior to disposition, DCI had revenue of approximately $0.7 million with a net loss of approximately $0.1 million.

Note 4—Industry Segments and Concentration of Risks

Credit Risk, Product Line and Segment/Geographic Data

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments and trade receivables. Credit risk evaluations, including Dun & Bradstreet ratings, are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers’ financial statements and payment performance. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amount recorded on the consolidated balance sheets. In general, the Company does not require collateral on sales except in certain circumstances where a letter of credit is required to be established prior to shipping product.

Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision makers. The Company’s chief decision makers are the Chief Executive Officer and Chief Operating Officer. The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems used in the production of semiconductors. The Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems and (2) the design, development, sale and service of software that assists in the development of test programs used in semiconductor test. Revenues from the software product line were not material to the Company’s operations in the fiscal 2004, 2003 and 2002, representing less than 4% of net sales. During 2003, the software segment was further decreased in size and the remaining software operations were merged with the ATE segment. The Company has a single reporting unit for purposes of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” advanced semiconductor test and diagnostic systems, primarily because all of the components of the Company’s advanced semiconductor test and diagnostic systems segment are subject to similar economic characteristics, have similar production processes, have common customers, and are distributed using the same channels. In addition, all the Company’s products have common production processes, customers, and product life cycles. The acquisition of NPTest did not change the Company product’s economic characteristics; thus, the Company determined that it still operates as a single reporting unit.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net sales by product line consisted of:

	Year Ended October 31,
	2004	2003	2002
Digital & Mixed Signal	53%	51%	56%
Memory	23	17	18
Service	19	23	22
Diagnostic Systems	4	4	—
Software and other	1	5	4

Total net sales	100%	100%	100%

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

	Year Ended October 31,
	2004	2003	2002
North America	28%	36%	45%
Taiwan	19	15	18
Other Asia Pacific	33	23	24
Europe & Middle East	20	26	13

Total net sales	100%	100%	100%

One customer, Spirox Corporation (a distributor in Taiwan), accounted for 23%, 19% and 20% of the Company’s net sales in fiscal 2004, 2003 and 2002, respectively. On October 31, 2004, Spirox Corporation accounted for 20% of gross accounts receivable. One end-user customer headquartered in Europe accounted for 15% and 10% of the Company’s net sales in fiscal 2004 and 2003, respectively. That customer accounted for 18% and 24% of the Company’s 2004 and 2003 fiscal year-end gross accounts receivable, respectively. One-end user customer headquartered in Taiwan accounted for 12% of the Company’s 2004 fiscal year-end gross accounts receivable. One end-user customer headquartered in the U.S. accounted for 11% of the Company’s net sales in fiscal 2004 and 20% of the Company’s net sales in fiscal 2002.

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

As of October 31, 2004, 2003 and 2002, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Commitments and Contingencies

Our corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2004.

As is customary in the Company’s industry and as provided for under local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and others with whom the Company does business, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2013 of which approximately $0.7 million and $0.2 million have been written-off to special operating charges during the fiscal years ended 2004 and 2003.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At October 31, 2004, the Company has open and committed non-cancelable purchase orders totaling approximately $23.0 million.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes our minimum contractual cash obligations and other commitments at October 31, 2004, and the effect of such obligations in future periods (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$32,580	$7,602	$6,614	$5,793	$5,057	$4,929	$2,585
Liabilities related to leased products (2)	6,057	6,057	—	—	—	—	—
Interest on liabilities related to leased products	133	133	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	9,563	2,700	2,700	2,700	1,463	—	—
Minimum payable for information technology	6,233	4,771	1,462	—	—	—	—
Contingent payable Schlumberger (1)	10,266	10,266	—	—	—	—	—
Open non-cancelable purchase order commitments	22,955	22,955	—	—	—	—	—

Total contractual cash and other obligations	$267,787	$54,484	$10,776	$8,493	$186,520	$4,929	$2,585

(1)	The Company assumed that the contingent liability will be triggered and settled in fiscal year 2005. This is recorded on the consolidated balance sheets as other accrued expenses and liabilities.
(2)	This is recorded on the consolidated balance sheets as bank loans and notes payable—leased products.
(3)	This is recorded on the consolidated balance sheets as convertible subordinated notes.

Rent expense was approximately $4,627,973, $3,694,425 and $5,265,000 for the years ended October 31, 2004, 2003, and 2002, respectively.

The contractual cash obligations and commitments table presented above contains our minimum obligations at October 31, 2004 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

There were no material commitments for capital expenditures at October 31, 2004.

The Company warrants its products to its customers generally for one year from the date of shipment. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity in the warranty accrual for the twelve months ended October 31, 2004 (in thousands):

	For the year ended October 31,
	2004	2003
Beginning balance	$5,501	$4,316
Add: Accruals for warranties issued during the period	17,177	5,443
Acquired pre-existing warranty obligations	7,110	1,030
Less: Adjustments of prior period accrual estimates	457	—
Warranty spending	(14,931)	(5,288)

Ending balance	$15,314	$5,501

Note 6—Convertible Subordinated Notes

In June 2003, the Company issued $180 million of 1 1/2% convertible subordinated notes (the “Notes”) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses of $5.8 million associated with the offering were capitalized upon issuance and are included in other current assets and in other long-term assets. Such expenses are being amortized to interest expenses over the term of the Notes. The Company continues to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

Note 7—Stockholders’ Equity

Deferred Compensation

Deferred compensation generally results when the Company, during an acquisition, assumes the obligation of stock option grants made by the acquired company. Deferred compensation is amortized as compensation cost over the weighted average remaining future vesting period of unvested options related to the options assumed. The balance for the deferred compensation is reflected as a contra-equity in the consolidated statements of shareholders’ equity.

The Company allocated approximately $10.0 million of the purchase price of NPTest to deferred compensation. The portion of the purchase price allocated to deferred compensation cost was based on the portion of the intrinsic value at the consummation date related to the future vesting period of NPTest options assumed by the Company. Options assumed in conjunction with the acquisition had exercise prices ranging from $5.86 to $13.56 per share, with a weighted-average exercise price of $6.71 per share and a weighted average remaining contractual life of approximately 9.25 years. The Company is amortizing the fair value of the deferred compensation on a straight-line basis over the remaining vesting period of approximately 3.25 years. The Company assumed approximately 4.1 million stock options.

The Company allocated $1.8 million of the purchase price of Optonics to deferred compensation in January 2003, calculated using the intrinsic value method, and representing the value of unvested options and unvested restricted shares assumed by the Company in the purchase of Optonics. The amount is being amortized using the straight-line method over an expected vesting period of three years.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the periods ended October 31, 2004, 2003, and 2002, the Company recognized expense related to the deferred compensation of $2.2 million, $0.7 million, and $3.9 million, respectively.

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

In May 2004, the Company acquired NPTest Holding Corporation, issuing the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of preferred stock at a conversion ratio of 100 to 1, in exchange for all the outstanding share of NPTest. See Note 2 “Acquisitions” for further discussion. In addition, the Company assumed NPTest stock options which were converted to options to purchase of approximately 4.1 million shares of Credence common stock at exercise prices ranging from $5.86 to $13.56.

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

On March 22, 2000, the stockholders approved an amendment to the Company’s 1993 Plan that implemented an automatic share increase feature pursuant to which the number of shares available for issuance under the 1993 Plan will automatically increase on the first trading day of each fiscal year (the “first trading

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

day”), beginning with the 1999 fiscal year and continuing through the first trading day of fiscal year 2005, by an amount equal to three and a half percent (3.5%) of the total number of shares outstanding on the last trading day of the immediately preceding fiscal year, but no such annual increase is to exceed 3,000,000 shares.

A summary of the activity under all plans, as defined below (in thousands, except per share amounts) is as follows:

	Options Available for Grant (Authorized)	Number of Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at October 31, 2001	394	11,728	$1.07-67.99	$19.16
Increase in authorized shares	2,618	—	—	—
Options granted	(3,536)	3,536	$7.00-20.32	$14.29
Options canceled	1,271	(1,271)	$1.64-65.75	$26.38
Options exercised	—	(475)	$1.64-22.22	$9.05
Options expired	(89)	—	—	—

Balance at October 31, 2002	658	13,518	$1.07-67.99	$17.56
Increase in authorized shares	2,132	—	—	—
Assumed Optonics options	85	31	$0.57-5.03	$4.17
Options granted	(2,704)	2,704	$0.57-15.85	$8.49
Options canceled	2,469	(2,469)	$0.58-67.99	$18.67
Options exercised	—	(589)	$0.57-16.19	$8.55
Options expired	(286)	—	—	—

Balance at October 31, 2003	2,354	13,195	$0.58-67.99	$15.85
Increase in authorized shares	2,234	—	—	—
Assumed NPTest options	—	4,143	$5.86–13.56	$7.04
Options granted	(4,665)	4,665	$6.88-16.78	$12.61
Options canceled	1,881	(1,881)	$0.58-67.99	$17.45
Options exercised	—	(1,377)	$0.58-16.19	$7.34
Options expired	(434)	—	—	—

Balance at October 31, 2004	1,370	18,745	$0.58-67.99	$13.56

The Company has reserved for issuance approximately 20,115,000 shares of common stock in connection with the stock option plans.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at October 31, 2004 (in thousands except per share amounts):

Options Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable
				Options Currently Exercisable Oct. 31, 2004	Weighted Average Exercise Price
Range of Exercise Prices	Options Outstanding at Oct. 31, 2004
$ 0.00 - $ 5.87	2,459	8.67	$5.80	1,316	$5.75
6.38 - 7.95	2,786	6.98	7.22	1,198	7.47
8.07 - 10.82	2,749	7.51	9.33	1,205	9.13
11.11 - 14.94	2,774	8.53	13.18	713	13.31
15.00 - 16.59	2,223	6.55	15.59	1,669	15.69
16.78 - 18.19	2,584	7.91	17.21	1,224	17.54
18.75 - 34.69	2,601	5.31	20.34	2,415	20.29
38.31 - 67.99	569	5.60	44.86	569	44.86

$ 0.00 - $67.99	18,745	7.31	$13.56	10,309	$15.44

These options will expire, if not exercised, at specific dates from February 2005 to October 2014.

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base wages to the plan. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. Approximately 413,105, 444,472, and 282,358 shares were issued pursuant to the plan in 2004, 2003 and 2002, respectively. Approximately 30,810 shares were issued pursuant to the final purchase of the IMS Stock Purchase Plan in 2002. At October 31, 2004, approximately 406,263 shares were reserved for issuance under the 1994 Plan.

Note 8—Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contributions to this plan have been approximately $0, $0 and $1,074,000 in the fiscal years ended October 31, 2004, 2003, and 2002, respectively.

The Company assumed NPTest’s North America 401(k) plan as part of the acquisition occurred in May 2004. The plan matches dollar-for-dollar, up to 4%, of an employee’s contribution per pay period. For the fiscal year 2004, the Company has contributed approximately $646,000. The Company plans to merge the NPTest plan into the Company’s plan effective January 1, 2005.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At October 31, 2004, the pension liability was $0.8 million. The expenses associated with these plans were not material during fiscal year 2004.

The Company has a deferred compensation for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets, included in other assets, and the corresponding deferred compensation liability of approximately $3.0 million and $3.8 million at October 31, 2004 and 2003, respectively, are included in the other liability caption in the accompanying Consolidated Balance Sheets.

Note 9—Income Taxes

The tax provision (benefit) consisted of the following (in thousands):

	Year Ended October 31,
	2004	2003	2002
Federal:
Current	$(602)	$—	$(29,352)
Deferred	—	—	29,721

	(602)		369
State:
Current	(1,684)	—	—
Deferred	—	—	6,703

	(1,684)	—	6,703
Foreign:
Current	6,275	1,006	155

Income tax provision (benefit)	$3,989	$1,006	$7,227

Pre-tax income (loss) from foreign operations was approximately $14,254,000, $4,725,000 and $(4,755,000) in 2004, 2003 and 2002, respectively.

Reconciliation between the Company’s effective tax rate of 6.6% in 2004, 0.9% in 2003, and 4.4% in 2002 and the U.S. statutory rate of 35% is as follows (in thousands):

	Year Ended October 31,
	2004	2003	2002
Tax computed at statutory rate	$(21,145)	$(39,221)	$(57,271)
State income tax (net of federal benefit)	(1,684)	—	6,703
U.S. losses not benefited	23,369	39,043	54,995
Non-deductible in-process research and development	2,765	529	—
Non-deductible goodwill amortization	—	—	4,355
Research and development credits	—	(491)	(961)
Other items	684	1,146	(594)

Income tax provision (benefit)	$3,989	$1,006	$7,227

The income tax provision in 2004 consists primarily of foreign tax on earnings and foreign withholding taxes generated from our foreign operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	October 31,
	2004	2003
Deferred tax assets:
Accounting for inventories	$46,151	$35,507
Allowance for doubtful accounts	687	959
Accruals not currently deductible	31,967	4,676
Net operating loss and credit carryforwards	112,706	65,151
Book over tax depreciation	3,836	4,069
Deferred revenue/profit/commissions	5,642	4,789

Total deferred tax assets	200,989	115,151
Valuation allowance for deferred tax assets	(153,073)	(104,749)

	47,916	10,402
Deferred tax liability:
Intangibles	(47,916)	(10,402)

Net deferred tax assets	$—	$—

At October 31, 2004, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $239.4 million and $8.0 million, respectively, which expire in 2005 through 2024. Utilization of the Company’s net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of its deferred tax assets, the company has provided a valuation allowance equal to its net deferred assets at October 31, 2004 and October 31, 2003. The Company had a net increase of $48.3 million in the valuation allowance in fiscal 2004 due to current year build of non deductible accruals, reserves and the NPTest acquisition, $36.6 million in the valuation allowance in fiscal 2003 and a net increase of $66.1 million in fiscal 2002. Approximately $5.6 million of the valuation allowance for deferred tax assets is attributable to stock option deductions, the benefit of which will be credited to equity when realized. The acquisition of NPTest during the fiscal year resulted in the addition of $9.5 million in the valuation allowance for deferred tax assets, the benefit will be credited to goodwill when realized.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At October 31, 2004 and 2003, the Company had a balance of net unrealized gains of $0.5 million and $0.7 million, respectively, on available-for-sale investments. Additionally, at October 31, 2004 and 2003, the Company had a balance of $2.4 million and $0.8 million, respectively, of net foreign currency translation gains.

Accumulated other comprehensive income and changes thereto consist of (in thousands):

	Year Ended October 31,
	2004	2003	2002
Beginning balance, net of tax	$1,522	$3,843	$4,854
Unrealized loss on available-for-sale securities, net of tax	(221)	(1,315)	(1,396)
Currency translation adjustment, net of tax	1,623	(1,006)	385

Ending balance, net of tax of $-0-, respectively	$2,924	$1,522	$3,843

Note 12—Related Party Transactions

Dr. William G. Howard Jr., a director of the Company, is a director of Xilinx, Inc. For the years ended October 31, 2004, 2003, and 2002, the Company sold approximately $1.7 million, $465,000, and $810,000, respectively, of products and services to Xilinx. For the years ended October 31, 2004, 2003, and 2002, the Company purchased goods and services of approximately $1,000, $11,000, and zero, respectively, from Xilinx. The Company had no amounts owed from Xilinx at October 31, 2004, 2003 and 2002, respectively.

Thomas Franz, a director of the Company until October 22, 2004, is a Corporate Vice President of Intel Corporation. For the years ended October 31, 2004, 2003 and 2002, the Company sold approximately $47.8 million, $15.1 million and $32.5 million, respectively, of products and services to Intel. The amounts receivable from Intel were approximately $13.1 million, $3.5 million and $1.8 million at October 31, 2004, 2003 and 2002, respectively.

Dipanjan Deb, a director of the Company since May 2004, is a Director of AMI Semiconductor (AMIS Holdings, Inc.). For the year ended October 31, 2004, the Company sold approximately $4.0 million of product and services to AMI Semiconductor. The amounts receivable from AMI Semiconductor was approximately $127,000 at October 31, 2004. Mr. Deb is also a director of Conexant Systems. For the year ended October 31, 2004, the Company sold approximately $110,000 of product and services to Conexant Systems. The Company had no amounts owed from Conexant Systems at October 31, 2004. Prior to our acquisition of NPTest, pursuant to an amended advisory agreement with Francisco Partner, L.P., NPTest made certain payments to Francisco Partners, L.P., for services provided to NPTest.

Richard Beyer, a director of the Company since September 2003, is a Director of Intersil. For the year ended October 31, 2004, the Company sold approximately $15,000 of products and services to Intersil. The amounts receivable from Intersil were approximately $10,000 at October 31, 2004. The Company did not sell any products or provide services to Intersil during the fiscal years 2003 and 2002.

Note 13—Subsequent Events (Unaudited)

In November 2004, the Company announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities as well as a reduction in force. The Company’s manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. By consolidating

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing operations into a single facility, management believes that the Company will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. The Company is expected to execute this Facilities Restructuring Plan primarily during the February to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving the Company as the result of this Plan.

On November 18, 2004, the Company additionally reduced its work force by approximately 138 positions or 7 percent of its employees and contract workers worldwide. The Company recorded a severance and related charge in the fourth fiscal quarter ending October 31, 2004 of approximately $2.5 million in connection with the employee reduction and in accordance with SFAS 112. See Note 3 “Special Charges and Restructuring” for further discussion.

In November 2004, the Company entered into an Amended Executive Employment Agreement with Mr. David A. Ranhoff, the Company’s current President and Chief Operating Officer. The agreement provides that effective January 1, 2005, Mr. Ranhoff will assume the position of Chief Executive Officer of the Company and will remain the Company’s President.

In November 2004, the Company entered into an Executive Succession Agreement with Dr. Graham J. Siddall, the Company’s Chairman of the Board of Directors and Chief Executive Officer. Under the agreement (i) until January 1, 2005, Dr. Siddall will remain the Company’s Chief Executive Officer; (ii) effective January 1, 2005, Dr. Siddall will cease serving as the Company’s Chief Executive Officer, but will remain employed with the Company as its Executive Chairman on a part-time basis; (iii) Dr. Siddall’s annual base salary will be $436,000 commencing January 1, 2005; (iv) for the fiscal year 2005, Dr. Siddall is eligible for an annual target incentive bonus equal to one-hundred percent (100%) of his then-current annual base salary, and, thereafter, will cease to be eligible for an annual target incentive bonus; (v) Dr. Siddall may be entitled to receive a one-time lump-sum bonus of $450,000 related to the Company’s acquisition of NPTest Holding Corporation; and (vi) Dr. Siddall may be entitled to receive certain separation benefits, including continued salary payments for a specified period of time and a one-time lump-sum bonus of $450,000 related to the Company’s acquisition of NPTest Holding Corporation, unless previously paid.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Identification of Material Weaknesses.    During the fourth fiscal quarter our financial resources became significantly strained due to the integration of the recently acquired NPTest business. In addition to the considerable integration activities, we suffered significant financial staff turnover in the NPTest business. These conditions resulted in our risk assessment and management process not being effective in planning and overseeing the integration of the financial processes related to this newly acquired business. As a result, during the year-end close, our financial statement close process did not effectively monitor, control, and manage certain related sub-processes especially in connection with our newly acquired business. In particular, the communication, analysis, and review elements of the enterprise wide financial statement close process did not reduce to a relatively low level of risk the potential that errors or fraud in amounts that would be material in relation to the consolidated financial statements may occur and not be detected within a timely period by management in the normal course of business. Throughout the year end close and audit processes, a number of issues were discovered by us and our independent auditors which resulted in adjustments in our financial statements. Upon discovery of these issues, we performed additional procedures to ensure the accuracy of our financial statements. In addition, we analyzed the nature of the adjustments and identified the associated internal control weaknesses. Additionally, our auditors have reviewed the internal controls associated with these processes and have concluded that the adjustments discovered throughout the year end close and audit process were the result of material weaknesses in our internal control over the financial close process. The material weaknesses consist of failures to ensure:

•	an appropriate level of review of those significant financial statement accounts requiring a higher degree of judgement and estimates, in part due to the need for more personnel as well as personnel more highly skilled, trained and familiar with the newly acquired business;

•	a more formal review process of certain elements of the financial statements and supporting schedules; and

•	adequate information technology general controls for user access.

In addition to the material weaknesses identified above, we also identified a number of internal control deficiencies that we have concluded do not constitute material weaknesses.

During the course of the year end audit, most of the differences between amounts recorded by us in the financial statements and amounts that our independent auditors believed were required to be recorded under U.S. generally accepted accounting principles in our financial statements were recorded by management.

We are currently searching for qualified candidates for those positions identified as being advisable additions and strengthening the controls around those processes determined to be material weaknesses or internal control deficiencies. We currently are unable to determine when these material weaknesses and internal control deficiencies will be fully remediated. However, because remediation will not be completed until we have completed staffing changes and strengthened pertinent controls, we presently do not believe that we will be able to remediate by the end of our first quarter of fiscal 2005, and we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 that material weaknesses and internal control deficiencies continue to exist.

Changes in Internal Control over Financial Reporting.    Other than as set forth above, there was no change in our internal control over financial reporting during the quarter ended October 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.    Our management, including the chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees will be included under the caption “Executive Officers and Key Employees” in Part I of this Form 10-K Annual Report.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and controller and a Code of Business Conduct and Ethics within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder that applies to all Company employees. A copy of the Code of Ethics or the Code of Business Conduct and Ethics is available at the Company’s website: www.credence.com, and without charge upon written request to: Mr. John R. Detwiler, the Company’s Senior Vice President, Chief Financial Officer and Secretary at the Company’s headquarters at 1421 California Circle, Milpitas, California 95035. To the extent required by law, amendments to, and waivers from, any provision of our code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company’s website in accordance with SEC rules.

Item 11.    Executive Compensation

The information required by this item will be included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of October 31, 2004 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (5) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon the exercise of those assumed options as of October 31, 2004, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (4)
Equity Compensation Plans Approved by Stockholders (1)(3)	13,665,621	$15.19	1,045,879
Equity Compensation Plans Not Approved by Stockholders (2)	1,133,150	$13.03	324,150

Total	14,798,771	$15.02	1,370,029

(1)	Consists of the 1993 Stock Option Plan (the “1993 Plan”).
(2)	Consists solely of the Supplemental Stock Option Plan. Options under this Plan are not held by any directors or executive officers of the Company.
(3)	Excludes employee stock purchase rights accruing under the 1994 Employee Stock Purchase Plan. Under the 1994 Plan, each eligible employee may purchase up to 1,500 shares of Common Stock at semi-annual intervals on February 14th and August 14th each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into the offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(4)	Consists of shares available for future issuance under the Plans. As of October 31, 2004, an aggregate of 145,927 shares of Common Stock were available for issuance under the 1994 Plan and 1,045,879 shares of Common Stock were available for issuance under the 1993 Plan. However, pursuant to the automatic share increase provisions of the 1994 Plan and the 1993 Plan, the number of shares reserved for each such plan will automatically increase on the first trading day of each fiscal year over the term of the relevant plan by a number of shares equal to one half of one percent (0.5%) and three and a half percent (3.5%), respectively, of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year. In no event, however, may any such annual increase to the share reserve of the 1994 Plan and 1993 Plan exceed 500,000 shares and 3,000,000 shares, respectively, as adjusted from time to time to reflect any subsequent stock dividends or stock splits.
(5)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of October 31, 2004, a total of 3,946,370 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $8.04 per share. No additional options may be granted under those assumed plans.

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

Rule 10b5-1 Stock Selling Plans

The Company has been informed that four of its executive officers, Graham J. Siddall, David A. Ranhoff, John R. Detwiler, and Brett L. Hooper adopted stock selling plans in June 2004, June 2004, September 2004, and June 2004, respectively, under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which they intend to sell shares of the Company’s common stock from time to time.

The term of Dr. Siddall’s plan begins on October 1, 2004 and terminates on March 31, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. No more than 200,000 shares may be sold in any given quarter. The plan will terminate if and when an aggregate of 497,937 shares have been sold pursuant to the plan.

The term of Mr. Ranhoff’s plan begins on October 1, 2004 and terminates on June 28, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 495,754 shares have been sold pursuant to the plan.

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

The Company has been informed that one of its directors, Ashok Belani, adopted a stock selling plan in June 2004, under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which he intends to sell shares of the Company’s common stock from time to time. The term of Mr. Belani’s plan began on October 1, 2004 and will terminate on March 31, 2005. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 400,000 shares have been sold pursuant to the plan.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of the Annual Report on Form 10-K:

1.  Financial Statements.    The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

2.  Financial Statement Schedule.    The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2004, 2003 and 2002, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page
Schedule II—Valuation and Qualifying Accounts	117

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.  Exhibits.    See Exhibit Index on page 118.

(b)  Reports on Form 8-K.

1) The Company furnished a report on Form 8-K on August 25, 2004, containing the Company’s preliminary results for its third fiscal quarter ended July 31, 2004.

2) The Company filed a report on Form 8-K on August 30, 2004 announcing the Board of Directors of the Company voted to amend the Rights Agreement, dated June 2, 1998, by and between the Company and Equiserve Trust Company, N.A.

3) The Company filed a report on Form 8-K on September 14, 2004, containing the amended Executive Employment Agreements and the Executive Employment Agreement between the Company and its executive officers.

4) The Company filed a report on Form 8-K on September 21, 2004, announcing that Lori Holland has been elected by the Company’s Board of Directors to serve as a Director of the Company, effective as of September 21, 2004.

5) The Company furnished a report on Form 8-K on October 6, 2004, revising its revenue and earnings outlook for the fiscal quarter ending October 31, 2004.

6) The Company filed a report on Form 8-K on October 25, 2004, announcing the resignation of Thomas R. Franz from the Company’s Board of Directors, Audit Committee and Nominating and Corporate Governance Committee.

(c)  See Exhibit Index on page 118.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 13, 2005.

CREDENCE SYSTEMS CORPORATION (Registrant)

By:	/s/ DAVID A. RANHOFF
David A. Ranhoff President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Ranhoff and Byron W. Milstead, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVE RANHOFF Dave Ranhoff	President, Chief Executive Officer and Director	January 13, 2005

/s/ JOHN R. DETWILER John R. Detwiler	Senior Vice President, Chief Financial Officer and Secretary	December 31, 2004

/s/ GRAHAM J. SIDDALL Graham J. Siddall	Executive Chairman and Director	January 13, 2005

/s/ ASHOK BELANI Ashok Belani	Director	January 13, 2005

/s/ RICHARD M. BEYER Richard M. Beyer	Director	January 13, 2005

Signature	Title	Date

/s/ DIPANJAN DEB Dipanjan Deb	Director	January 13, 2005

/s/ HENK J. EVENHUIS Henk J. Evenhuis	Director	January 13, 2005

/s/ LORI HOLLAND Lori Holland	Director	January 13, 2005

/s/ WILLIAM G. HOWARD, JR. William G. Howard, Jr.	Director	January 13, 2005

/s/ JON D. TOMPKINS Jon D. Tompkins	Director	January 13, 2005

/s/ BRUCE R. WRIGHT Bruce R. Wright	Director	January 13, 2005

Item 15(a)(2).

Schedule II

CREDENCE SYSTEMS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions		Write-offs	Balance at End of Year
Year ended October 31, 2004
Allowance for doubtful accounts	$2,444	$(118	)*	$719	$1,607
Year ended October 31, 2003
Allowance for doubtful accounts	$5,388	$192		$3,136	$2,444
Year ended October 31, 2002
Allowance for doubtful accounts	$8,235	$899		$3,746	$5,388

*	This amount consisted of an additional allowance of approximately $74,000, reversal of the beginning allowance amount of approximately $1,534,000 and assumption of the allowance for former NPTest’s accounts receivable of approximately $1,342,000.

EXHIBIT INDEX

Exhibit Number

2.1(9)	Agreement and Plan of Reorganization dated February 22, 2004, by and among the Registrant, Cataline Corporation and NPTest Holding Corporation.

3.1(3)	Amended and Restated Certificate of Incorporation of the Company.

3.2(6)	Amended and Restated Bylaws of the Company, as currently in effect

4.1(10)	Certificate of Designation for the Non-Voting Convertible Stock of the Registrant.

4.2(2)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.3(2)	Form of Global Note (included in Exhibit 4.2).

10.1(16)	Form of Indemnification Agreement Between the Company and each of its officers and directors.

10.2(7)	1993 Stock Option Plan, as Amended and Restated through March 19, 2003.

10.3(1)	Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.

10.4(1)	Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.

10.5(1)	Addendum to the Stock Option Agreement (Special Tax Elections).

10.6(1)	Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).

10.7(1)	Addendum to the Stock Option Agreement (Change in Control).

10.8(1)	Addendum to the Stock Option Agreement (Financial Assistance).

10.9(1)	Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.10(1)	Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.11(4)	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

10.12(1)	Form of Stock Purchase Agreement.

10.13(1)	Form of Enrollment/Change Form.

10.14(5)	Supplemental Stock Option Plan, as amended and restated through November 27, 2000.

10.15(8)	Registration Rights Agreement, dated as of June 2, 2003, by and between Credence Systems Corporation and Citigroup Global Markets, Inc.

10.16(11)	Employment Agreement dated May 28, 2004, by and between the Registrant and Brett Hooper.

10.17(11)	NPTest Holding Corporation 2003 Stock Incentive Plan.

10.18(11)	Form of Stock Option Agreement under NPTest Holding Corporation 2003 Stock Incentive Plan.

10.19(12)	Amended Executive Employment Agreement, dated as of September 9, 2004, and effective May 28, 2004, by and between the Company and John R. Detwiler.

10.20(12)	Amended Executive Employment Agreement, dated as of September 9, 2004, and effective May 28, 2004, by and between the Company and Fred Hall.

Exhibit Number

10.21(12)	Executive Employment Agreement, dated as of September 9, 2004, and effective May 28, 2004, by and between the Company and Byron Milstead.

10.22(13)	Executive Succession Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and Graham J. Siddall.

10.23(13)	Amended Executive Employment Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and David A. Ranhoff.

10.24(14)	Amended and Restated Executive Employment Agreement, dated as of December 6, 2004, and effective May 28, 2004, by and between the Company and Byron Milstead.

10.25(15)	Executive Employment Agreement, dated as of December 31, 2004, by and between the Company and John Batty.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits 10.3 through 10.10 and Exhibits 10.12 and 10.13 are incorporated herein by reference to Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7, 99.8, 99.9, 99.11 and 99.12, respectively, to the Company’s Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.
(2)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.
(3)	Exhibit 3.1 is incorporated here in by reference to Exhibits 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(4)	Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-50432), filed with the Commission on November 21, 2000.
(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-58100), as filed with the Commission on April 2, 2001.
(6)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) declared effective with the Securities and Exchange Commission on November 26, 2003.
(9)	Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on February 24, 2004.

(10)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.
(11)	Exhibits 10.16 through 10.18 are incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Company’s Quarterly Report on Form 10-Q (File No. 000-22366) for the quarterly period ended April 30, 2004.
(12)	Exhibits 10.19 through 10.21 are incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4, respectively, to the Company’s Report on Form 8-K (File No. 000-22366) filed on September 14, 2004.
(13)	Exhibits 10.22 and 10.23 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K (File No. 000-22366) filed on November 8, 2004.
(14)	Incorporated by reference to Exhibits 10.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on December 8, 2004.
(15)	Incorporated by reference to Exhibits 10.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on January 3, 2005.
(16)	Exhibit 10.1 is incorporated here in by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.