Form 10-Q
period 2005-01-31
CREDENCE SYSTEMS CORP
filed 2005-03-10
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

At February 28, 2005, there were 91,420,931 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2005	October 31, 2004[a]
ASSETS
Current assets:
Cash and cash equivalents	$91,712	$94,052
Short-term investments	72,042	69,954
Accounts receivable, net	99,266	124,393
Inventories	140,892	146,741
Income tax receivable	275	26
Deferred income taxes	20,855	20,544
Prepaid expenses and other current assets	17,403	20,962

Total current assets	442,445	476,672
Property and equipment, net	101,649	108,707
Goodwill	425,228	422,960
Other intangible assets, net	111,024	116,882
Other assets	42,713	47,885

Total assets	$1,123,059	$1,173,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans and notes payable – leased products	$5,000	$6,058
Accounts payable	40,954	51,742
Accrued payroll and related liabilities	22,479	17,755
Deferred revenue	15,528	14,654
Income taxes payable	16,226	13,103
Accrued warranty	13,966	15,314
Deferred profit	8,994	9,718
Accrued expenses and other liabilities	41,285	51,651

Total current liabilities	164,432	179,995
Convertible subordinated notes	180,000	180,000
Long-term deferred income taxes	20,274	20,544
Other liabilities	4,893	4,359
Stockholders’ equity	753,460	788,208

Total liabilities and stockholders’ equity	$1,123,059	$1,173,106

a)	Derived from the audited consolidated balance sheet included in our Annual Report on Form 10-K for the year ended October 31, 2004.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,
	2005	2004
Net sales:
Systems, upgrades and software	$68,410	$57,331
Service and spare parts	25,473	10,794

Total net sales	93,883	68,125
Cost of goods sold
Systems, upgrades and software	40,608	29,842
Service and spare parts	18,680	6,380
Special charges	5,481	—

Gross margin	29,114	31,903
Operating expenses:
Research and development	22,328	15,239
Selling, general and administrative	31,378	23,716
Amortization of purchased intangibles and deferred stock compensation (1)	6,674	2,622
Restructuring charges	1,351	653

Total operating expenses	61,731	42,230

Operating loss	(32,617)	(10,327)
Interest income	619	1,229
Interest expense	(737)	(864)
Other income and expenses, net	(115)	(71)

Loss before income tax provision	(32,850)	(10,033)
Income taxes	3,452	1,359

Loss before minority interest	(36,302)	(11,392)
Minority interest	—	77

Net loss	$(36,302)	$(11,469)

Net loss per share
Basic	$(0.41)	$(0.18)

Diluted	$(0.41)	$(0.18)

Number of shares used in computing per share amount
Basic	87,977	63,936

Diluted	87,977	63,936

(1) Amortization of deferred stock compensation related to the following expense categories by period:
Cost of goods sold	$107	$12
Research and development	173	—
Selling, general and administrative	559	206

Total amortization of deferred stock compensation	$839	$218

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(36,302)	$(11,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,172	9,725
Non-cash charges	5,036	—
Restructuring charges	1,089	—
Provision for inventory write downs	382	2,176
Provision for allowance for doubtful accounts	699	52
Gain on disposal of property and equipment	(183)	(275)
Realized net loss from sale of available-for-sale securities	—	2
Minority interest	—	77
Changes in operating assets and liabilities:
Accounts receivable, net	23,513	(3,047)
Inventories	571	(2,290)
Income tax receivable and payable	2,508	1,835
Prepaid expenses and other current assets	3,348	1,460
Other assets	2,677	1,772
Accounts payable	(10,579)	3,821
Accrued expenses and other current liabilities	(7,242)	5,191
Deferred profit	(724)	159

Net cash provided by operating activities	1,965	9,189
Cash flows from investing activities:
Purchases of available-for-sale securities	(40,225)	(55,777)
Sales and maturities of available-for-sale securities	38,025	58,211
Acquisition of property and equipment	(2,807)	(5,358)
Acquisition of other assets	—	(919)
Proceeds from sale of property and equipment and leased equipment	100	971

Net cash used in investing activities	(4,907)	(2,872)
Cash flows from financing activities:
Issuance of common and treasury stock	548	2,597
Payments of bank loans and notes payable related to leased products	(1,058)	(2,815)
Other	—	(21)

Net cash used in financing activities	(510)	(239)

Effects of exchange rate on cash and cash equivalents	1,112	—

Net (decrease) increase in cash and cash equivalents	(2,340)	6,078
Cash and cash equivalents at beginning of period	94,052	27,318

Cash and cash equivalents at end of period	$91,712	$33,396

Supplemental disclosures of cash flow information:
Interest paid	$1,350	$1,412
Income taxes paid	$244	$82
Noncash investing and financing activities:
Net transfers of inventory to property and equipment	$55	$395
Conversion of preferred stock to common stock	$6	$—
Unrealized loss on available-for-sale securities	$77	$82

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three month periods ended January 31, 2005 and 2004 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for acquisition, special charges related to cost of goods sold and restructuring charges adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three month periods ended January 31, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2004 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, our highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business - Credence was incorporated in California in March 1982 to succeed a sole proprietorship and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of engineering validation test equipment, diagnostic and failure analysis products, and automatic test equipment (ATE) used for testing semiconductor integrated circuits, or ICs. The Company also develops, licenses and distributes software products that provide automation solutions in the IC design and test flow fields. The Company serves a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile and static and non-volatile memory semiconductors.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

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

Under the SAB 104 revenue recognition policy, the Company defers revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2003 and 2004, the Company introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2004 and the first quarter of fiscal 2005 were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. As a result, some customers have experienced significant delays in receiving and accepting the Company’s testers in production. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

When the Company is able to separate multiple deliverables from one another, it recognizes revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the line items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with the Company’s revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Revenue related to the total value of installations not completed at the end of the period is deferred.

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

The Company sells stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition.” The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. The Company also has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in the Company’s products is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

Deferred revenue includes deferred revenue related to maintenance contracts (and other undelivered services) and to extended warranties where products were sold with more than the standard one year warranty. Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because either the customer-specified acceptance criteria has not been met as of the fiscal period end or the product is not classified as mature as of the fiscal period end and has not been accepted by the customer.

The Company warrants its products to its customers generally for one year from the date of shipment. In addition to the provision of standard warranties, the Company offers customer paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the applicable term of the contract. Costs related to extended warranty services are recorded as incurred.

For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term accounts receivable.

3.	Accounts Receivable Sales without Recourse

The Company has an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company can sell up to $30 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables are sold at a discount plus administrative and other fees. The discount amount, administrative and other fees of approximately $0.1 million are accounted for in other income and expenses, net in the condensed consolidated statements of operations for the first fiscal quarter of 2005. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities on the condensed consolidated statements of cash flows. During the first fiscal quarter of 2005, the Company recorded approximately $7.2 million in gross cash proceeds from the sale of trade receivables. At January 31, 2005, approximately $22.8 million of this factoring line was not utilized and thus was available to the Company.

4. Guarantees

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN 45, (b) the guarantee is subject to FIN 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has evaluated its guarantees and has concluded that they are either not within the scope of FIN 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, non-recourse provisions related to sales of accounts receivable, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. See Note 12, “Contingencies and Guarantees” for additional information on the Company’s guarantees.

5. Stock-Based Compensation

At January 31, 2005, the Company had several stock-based employee compensation plans. The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, using the intrinsic value method. In addition, the Company applies the disclosure requirements of Financial Accounting Standards Board (FASB) SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure,” and as replaced by SFAS No. 123R (SFAS 123R), “Share-Based Payment.” Under SFAS 123R, beginning in the fourth fiscal quarter of this year, the Company will be required to determine stock-based compensation costs based on the estimated fair value at the grant date for its stock options, and the estimated fair value at the issuance date for its employee stock purchase plan. Under APB 25, the Company does not recognize compensation expense unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants its stock options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

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

The following table illustrates the effect on reported net loss and loss per share for the three months ended January 31, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended January 31,
	2005	2004
Net loss as reported	$(36,302)	$(11,469)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (10.5% and 13.5% effective tax rate for January 31, 2005 and 2004, respectively)	839	218
Less: Stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects (10.5% and 13.5% effective tax rate for January 31, 2005 and 2004, respectively)	(7,773)	(5,714)

Pro forma net loss	$(43,236)	$(16,965)

Basic loss per share as reported	$(0.41)	$(0.18)
Basic loss per share pro forma	$(0.49)	$(0.27)
Diluted loss per share as reported	$(0.41)	$(0.18)
Diluted loss per share pro forma	$(0.49)	$(0.27)

6. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	January 31, 2005	October 31, 2004
Raw materials	$64,506	$80,922
Work-in-process	25,800	29,388
Finished goods	50,586	36,431

Total	$140,892	$146,741

7. Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2005	October 31, 2004
Short-term lease receivables	$1,451	$1,692
Receivable from contract equipment manufacturers	3,027	4,643
Other prepaid expenses	12,925	14,627

Total	$17,403	$20,962

Property and equipment, net (in thousands):

	January 31, 2005	October 31, 2004
Land	$26,916	$26,908
Buildings	36,137	36,823
Machinery and equipment	104,024	102,783
Software	28,639	28,980
Leasehold improvements	39,565	39,511
Furniture and fixtures	11,072	10,792

	246,353	245,797
Less accumulated depreciation	(144,704)	(137,090)

Total	$101,649	$108,707

Other assets consist of the following (in thousands):

	January 31, 2005	October 31, 2004
Long-term lease receivables	$4,582	$6,553
Equipment on lease	1,373	3,089
Field service spares	28,019	29,488
Other assets	8,739	8,755

Total	$42,713	$47,885

Field service spares used in the Company’s service business are classified as long-term assets and are amortized using the straight-line method over five years. When spare parts are sold to third parties the transaction is recorded in net sales. Amortization expense was approximately $1.8 million and $0.9 million for fiscal quarter ended January 31, 2005 and 2004, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	January 31, 2005	October 31, 2004
Accrued distributor commissions	1,451	3,412
Accrued bonuses	2,228	10,083
Accrued restructuring expenses	6,761	6,522
Accrued value added taxes	1,194	2,650
Contingent payable to Schlumberger	11,980	10,266
Accrued interest expense	578	1,252
Other accrued liabilities	17,093	17,466

Total	$41,285	$51,651

8. Acquisitions

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value at the acquisition date of approximately $376.5 million. As of January 31, 2005, approximately 25.3 million shares of the 32 million shares were issued and outstanding as common stock. During the first quarter of fiscal 2005, approximately 56,708 shares of the preferred stock were converted into approximately 5.7 million shares of common stock. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes options pricing model with the following assumptions: dividend of $0, volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of the Company’s common stock of $11.77 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total preliminary purchase price (in thousands):

Cash	$229,950
Common and preferred stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible preferred stock of the Company as the result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged into 0.008 of a share of the Company’s non-voting convertible stock. Each share of the non-voting convertible stock is convertible into 100 shares of the Company’s common stock. The non-voting convertible stock is identical in all respects to the Company’s common stock except that, prior to conversion, it has no voting rights, but has a liquidation preference of $0.001 per share. The non-voting convertible stock is classified as preferred stock. As of January 31, 2005, the majority owner had converted 136,462 shares of the Company’s non-voting convertible preferred stock into 13,646,200 shares of the Company’s common stock leaving 66,574 shares of such preferred stock outstanding which are convertible into 6,657,400 shares of the Company’s common stock.

The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values, and to deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangible assets with indefinite lives are not amortized but reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been preliminarily allocated as follows (in thousands, except years):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Cash and cash equivalents	$76,103	$—	—
Short-term investments	19,481	—	—
Accounts receivable	37,642	—	—
Inventories	60,027	—	—
Prepaid expenses and other current assets	35,037	—	—
Property and equipment	18,238	—	—
Other assets	22,790	—	—
Accounts payable	(19,916)	—	—
Other accrued expenses and liabilities	(45,602)	—	—
Contingent payable to Schlumberger	(29,450)	—	—
Other long-term liabilities	(695)	—	—

Net tangible assets assumed	173,655	—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	387,222	—	—

Total purchase price	$650,482	$19,486

The purchase price allocation changed during the first quarter of fiscal 2005 to account for the write down of accounts receivable credit of $31,000 and the write up of additional other accrued expenses and liabilities of $2.3 million. The write up of additional accrued liabilities consisted of severance and related charges of approximately $1.8 million and relocation charges of approximately $0.5 million for the Simi Valley facility. These charges are recognized in accordance with EITF Issue No. 95-3.

The purchase price allocation is subject to change if the Company obtains additional information concerning the fair value of certain tangible assets and liabilities of NPTest at May 28, 2004.

As a result of the NPTest acquisition, the Company may be required to make a payment to Schlumberger Limited (Schlumberger), the former parent of NPTest, at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date may be triggered by various events, including certain distributions by NPTest Holding, LLC (an entity controlled by Francisco Partners, L.P.) to its members, or, at Schlumberger’s option, it can be triggered on May 28, 2005. The payment amount is contingent upon the value of the Company’s common stock at the time of distribution. If payment is triggered at Schlumberger’s option, the Company may generally settle this payment in cash or stock. If payment is triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger is required to be in the same form and may have to be made in cash, stock or both. If the obligations were to be settled with common stock, the Company’s estimated the maximum number of shares to be issue would be approximately 2.3 million shares. This contingent liability is required to be marked to market at the end of each fiscal period until settled using the Company’s closing stock price on the last day of the fiscal period, and the changes in carrying value flow through other income and expense, net in the condensed consolidated statements of operations. As of January 31, 2005, this obligation was approximately $12.0 million or approximately 1.5 million shares based on the closing price of $8.00 per share, and is included in the condensed consolidated balance sheet as accrued other liabilities.

In November 2004, the Board of Directors approved management’s plan to close the Simi Valley, California facility and move all manufacturing activities at this site to Hillsboro, Oregon. As a part of the approved plan, during the first quarter of fiscal year 2005, the Company also accrued for charges of $1.8 million primarily related to severance and related charges for 109 employees. In the first quarter of fiscal year 2005, the Company made adjustments to the previous accrued severance of $8,000 and also adjusted a related relocation accrual by $0.1 million. The Company recognized these costs in accordance with EITF Issue No. 95-3 (EITF 95-3), “Recognition of Liabilities in Connection with Purchase Business Combinations.” The severance and related charges are expected to be paid by the end of fiscal year 2005. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008. As of January 31, 2005, $4.6 million remained to be paid for these charges. The following table illustrates the charges and the estimated timing of future payouts at January 31, 2005 (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at January 31, 2005
Severance	$409	$1,761	$(166)	$8	$2,012
Facilities	1,969	—	(46)	—	1,923
Relocation	113	623	(28)	(85)	623

Total	$2,491	$2,384	$(240)	$(77)	$4,558

Estimated timing of future payouts:
Remainder of fiscal 2005					$3,206
Fiscal 2006					1,028
Fiscal 2007					269
Fiscal 2008					55

Total					$4,558

9. Goodwill and Other Intangibles

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002.

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. Historically, the Company operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment, or ATE, and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. However, revenues from the software segment were not material to the Company’s operations in fiscal years 2002, 2001, and 2000. During fiscal years 2003 and 2004, the software segment further decreased in size and the remaining software operations were merged with the ATE segment. Currently, the Company operates in one industry segment, ATE. The Company also has a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

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

The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.

As mandated by SFAS 142, the Company completed its annual goodwill impairment test as of July 31, 2004. The Company most recently reviewed goodwill for impairment again at the end of January 2005, largely as a result of lower revenues than in the preceding two quarters. In all such tests to date, the Company determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

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

The Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, purchased intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of the Company’s long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of one to ten years.

The Company also reviewed other intangibles for impairment at the end of January 2005, largely because of the lower revenues than in the preceding two quarters. The Company determined that the sum of the expected future undiscounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of other intangibles was recognized.

Other intangible assets subject to amortization were as follows (in thousands):

January 31, 2005	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(39,462)	$85,744
Customer relations	19,802	(8,305)	11,497
Maintenance contracts	13,800	(1,840)	11,960
Product backlog	4,900	(3,267)	1,633
Trademarks	2,053	(1,950)	103
Patents	862	(775)	87
Non-compete agreements	750	(750)	—

Total	$167,373	$(56,349)	$111,024

October 31, 2004	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(36,328)	$88,878
Customer relations	19,802	(7,735)	12,067
Maintenance contracts	13,800	(1,150)	12,650
Product backlog	4,900	(2,042)	2,858
Trademarks	2,053	(1,848)	205
Patents	862	(732)	130
Non-compete agreements	750	(656)	94

Total	$167,373	$(50,491)	$116,882

Amortization expenses for the other intangible assets were $5.9 million and $2.5 million for the first quarter of fiscal 2005 and 2004, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
Remainder of fiscal 2005	$14,585
2006	16,604
2007	16,466
2008	14,518
2009	12,718
Thereafter	36,133

Total	$111,024

10. Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended January 31,
	2005	2004
Numerator:
Net loss	$(36,302)	$(11,469)

Denominator:
Weighted-average shares outstanding	87,977	63,936

Basic net loss per share	$(0.41)	$(0.18)

Diluted net loss per share	$(0.41)	$(0.18)

At January 31, 2005 and 2004, there were options to purchase 19,811,962 and 14,283,829 shares of common stock outstanding at a weighted average exercise price of $15.16 and $16.01, respectively, which were excluded from the diluted net loss per share calculation for the three months ended January 31, 2005 and 2004 as their effect was anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003, and 6,657,400 shares of non-voting convertible preferred stock that were excluded from the diluted loss per share calculation for the three months ended January 31, 2005 because they were anti-dilutive.

11. Recent Accounting Pronouncements

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. The adoption of EITF 04-8 will not impact the Company’s diluted income per share.

In November 2004, the FASB issued Statement of Financial Accounting standard No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact, if any, the adoption of this statement will have on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. The Company expects to adopt SFAS 123R effective August 1, 2005. The Company believes that the adoption of SFAS 123R will have a material effect on its results of operations. See Note 4, “Stock-Based Compensation” for the possible effect of adopting SFAS 123R on the Company’s financial position and results of operations.

12. Contingencies and Guarantees

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Credence. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of Credence that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, no claims have arisen that would have required the Company to make payments related to these obligations, and the Company is not aware of any such claims pending as of January 31, 2005.

As is customary in the Company’s industry and as provided for under local law in the U.S. and other jurisdictions, many standard contracts provide remedies to customers and others with whom the Company enters into contracts, such as defense, settlement, or payments of judgments for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2010 of which $0.7 million have been written-off to special operating charges during the first quarter of fiscal 2004. See Note 14, “Restructuring and Special Charges” for further discussion.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At January 31, 2004, the Company had open and committed purchase orders totaling approximately $32.8 million.

The following summarizes our minimum contractual cash obligations and other commitments at January 31, 2005, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$30,774	$5,660	$6,671	$5,861	$5,068	$4,929	$2,585
Bank loan related to leased products (2)	5,000	5,000	—	—	—	—	—
Interest on bank loan related to leased products	79	79	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	8,888	2,025	2,700	2,700	1,463	—	—
Contingent liability Schlumberger (4)	11,980	11,980	—	—	—	—	—
Minimum payable for information technology outsourcing including fees for early termination	4,980	3,518	1,462	—	—	—	—
Open non-cancelable purchase order commitments	32,797	32,797	—	—	—	—	—

Total contractual cash and other obligations	$274,498	$61,059	$10,833	$8,561	$186,531	$4,929	$2,585

(1)	Approximately $2.4 million of this total has been accrued for as restructuring charge in the condensed consolidated balance sheets as accrued expenses and other liabilities.

(2)	This is recorded in the condensed consolidated balance sheets as bank loans and notes payable – leased products.

(3)	This is recorded in the condensed consolidated balance sheets as convertible subordinated notes.

(4)	We assumed that the contingent liability will be triggered and settled in fiscal year 2005. This is recorded in the condensed consolidated balance sheets as accrued expenses and other liabilities.

The Company provides reserves for the estimated costs of normal (one year) product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures.

The following table represents the activity in the warranty accrual for the three months ended January 31, 2005 and 2004 (in thousands):

	Three Months Ended January 31,
	2005	2004
Beginning balance	$15,314	$5,501
Accruals for warranties issued during the period	4,913	3,137
Adjustments of prior period accrual estimates	—	(105)
Warranty claims made during the period	(6,261)	(1,740)

Ending balance	$13,966	$6,793

The Company occasionally offers warranties in excess of one year. Revenues associated with warranties beyond one year are deferred and recognized over the relevant period.

13. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended January 31,
	2005	2004
Net loss	$(36,302)	$(11,469)

Unrealized gains (losses) on available-for-sale securities	(77)	82
Currency translation adjustment	244	786

Other comprehensive income	167	868

Total comprehensive loss	$(36,135)	$(10,601)

14.	Restructuring and Special Charges

Special charges – cost of goods sold

The Company reviews excess and obsolete inventory annually based on information available from the strategic planning process and also on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. See Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K under the heading “Inventories” for further discussion of the Company’s reserve methodology.

In the first quarter of fiscal 2005, the Company recorded special charges to cost of goods sold of $5.5 million of which $4.8 million related to the write-downs of excess and obsolete Octet and Vanguard II inventory, $1.6 million related to inventory liabilities and $0.6 million related to the write-off of obsolete Duo leased product offset by sales of fully reserved inventory of $1.5 million.

In fiscal 2004, we recorded special charges to cost of goods sold of $49.6 million. Of this $49.6 million, $45.0 million was directly related to inventory write-downs. These write-downs were made in connection with the acquisition of NPTest which resulted in duplicate product lines in the combined company. The Company evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, the Company identified production inventory, finished goods and consignment and demonstration inventory in excess of estimated future customer demand of approximately $35.2 million; write-downs of inventory to estimated current market value of approximately $9.8 million; purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million and other assets and expenses of approximately $2.7 million.

The total charges related to inventory write-downs from the fourth quarter of fiscal 2001, the fourth quarter of fiscal 2003, the third and fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 are approximately $97.2 million. Of this, approximately $34.7 million was scrapped, $1.2 million was written off and largely disposed of, $34.9 million was written down for lower of cost or market provisions, $3.8 million was sold and $0.1 million was donated and the remaining $22.5 million was still on hand as of January 31, 2005.

	Q4 FY01	Q4 FY03	Q3 FY04	Q4 FY04	Q1 FY05
Special charges	38,003	$9,440	$41,620	$3,359	$4,774
FY02 Scrapping	(6,205)	—	—	—	—
FY02 Write-off and largely disposed	(1,150)	—	—	—	—
FY02 Donation	(91)	—	—	—	—

10/31/02 Balance	30,557	9,440	—	—	—
FY03 Scrapping	(7,538)	(3,134)	—	—	—

10/31/03 Balance	23,019	6,306	—	—	—
FY04 Scrapping	(7,989)	—	(6,090)	—	—
FY04 Sale of fully reserved inventory	(2,341)	—	—	—	—
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	(7,215)	—	—	—	—
FY04 Octet-Quartet lower of cost or market adjustment	—	—	(21,123)	—	—

10/31/04 Balance	5,474	6,306	14,407	3,359	—
FY05 Scrapping	(1,283)	(215)	(2,222)	—	—
FY05 Sale of fully reserved inventory	—	—	(1,533)	—	—
FY05 Octet lower of cost or market adjustment	—	—	(6,523)	—	—

01/31/05 Balance	$4,191	$6,091	$4,129	$3,359	$4,774

Restructuring – operating expenses

For the quarter ended January 31, 2005, the Company recorded restructuring charges of approximately $1.4 million as operating expenses related to headcount reductions and to the write-off of property and equipment. The property and equipment write off, amounting to $1.1 million, resulted from the Company’s decision to halt additional research and development investment in one of its products which was rendered redundant by the acquisition of NPTest.

In January 2004, the Company relocated its corporate headquarters to its owned facilities in Milpitas, California and vacated its previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. The lease on the final building, consisting of 27,000 square feet, expires in June 2005. During the quarter ended January 31, 2004, a special charge was recorded in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income.

The following table illustrates the activity for the three-month period ended January 31, 2005 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at January 31, 2005
Severance	$(3,019)	$(420)	$1,551	$156	$(1,732)
Operating leases	(1,043)	—	572	—	(471)
Property and equipment	—	(1,089)	1,089	—	—
Other liabilities	(32)	(30)	30	32	—

Total	$(4,094)	$(1,539)	$3,242	$188	$(2,203)

Estimated timing of future payouts:
Fiscal 2005					$2,203

15. Employee Benefit Plans

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At January 31, 2005, the pension liability was $0.8 million. The expenses associated with these plans were not material for the first quarter of fiscal 2005.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $3.2 million at January 31, 2005 are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying condensed consolidated balance sheets.

16. Industry Segment

Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision makers. The Company’s chief decision makers are the Chief Executive Officer and Chief Financial Officer. The

Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems used in the production of semiconductors. The Company had operated in two industry segments: (1) the design, development, manufacture, sale and service of automatic test equipment (ATE) and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. However, revenues from the software product line, which have been declining over the past 4 years, were not material to the Company’s operations in the first quarter of fiscal 2005, nor in fiscal year 2004, representing less than 1.5% of net sales. During 2003, the software segment merged with the ATE segment. The Company has a single reporting unit for purposes of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics, have similar production processes, have common customers, and are distributed using the same channels. The acquisition of NPTest did not change the Company product’s economic characteristics; thus, the Company determined that it still operates as a single reporting unit.

The Company’s net sales by product line consisted of:

	Three Months Ended January 31,
	2005	2004
Digital and Mixed-Signal	52%	60%
Memory	5	15
Service	27	16
Diagnostic Systems	15	7
Software and Other	1	2

Total	100%	100%

Most of the Company’s products are manufactured in the U.S. Export sales from the U.S. are primarily denominated in U.S. dollars but are occasionally denominated in Japanese Yen or in the Euro. A relatively small portion of the Digital and Mixed Signal product line is manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and the Euro. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Three Months Ended January 31,
	2005	2004
North America	42%	38%
Taiwan	4	24
China	2	6
Southeast Asia	14	7
Rest of Asia Pacific	13	5
Europe & Middle East	25	20

Total net sales	100%	100%

For the three months ended January 31, 2005, one customer accounted for 28% of the Company’s net sales. For the three months ended January 31, 2004, one customer accounted for 14% of the Company’s net sales.

As of January 31, 2005, two customers accounted for 18% and 11% of the Company’s gross accounts receivable, respectively. As of October 31, 2004, one customer accounted for 12% of the Company’s gross accounts receivable.

As of January 31, 2005 and 2004, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the continuing of certain revenue recognition practices; requirements of the Company to determine stock-based compensation costs under SFAS 123R; impairment of goodwill and purchased intangible assets with indefinite lives acquired from NPTest in accordance with SFAS 142 and SFAS 144; amortization of intangible assets with finite lives; uncertainties of the assumptions regarding anticipated amortization of intangible assets; estimated future restructuring payments; the adoption of EITF 04-8 not having an impact on the Company’s diluted earnings per share; minimum contractual cash obligations and the effect of such obligations in future periods; our belief that the semiconductor equipment industry has slowed and is currently in a recession; sales, gross margins and operating results fluctuating in the future; our belief that the ability to effectively integrate NPTest will affect our future sales, gross margins and operating results; our intention to continue to evaluate goodwill on an annual basis; our belief that gross margins could be lower for at least the next several quarters; investment of significant resources in the development and completion of new products and product enhancements; research and development expenses remaining flat for the second quarter of fiscal 2005; selling, general and administrative expenses remaining flat for the second quarter of fiscal 2005; remaining estimated annual amortization expenses for purchased intangible assets and deferred compensation for the remainder of fiscal years ending in 2005 through 2007; recording a full valuation allowance on domestic tax benefits; not recognizing any significant tax benefits in the future; investments in inventories continuing to represent a significant portion of our working capital; our belief that our current cash, investment positions and ability to borrow funds will be sufficient to meet anticipated business requirements for the next 12 months and the foreseeable future; future minimum lease payments; minimum contractual cash obligations, other commitments and the effect of such obligations in future periods; our intention to introduce new products and product enhancements in the future; our need for continued significant expenditures for research and development, marketing and other expenses for new products; our intention to pursue additional acquisitions of product lines, technologies and businesses; our intention to develop new products that combine NPTest’s products and intellectual property with our products; manufacturing operations in Milpitas, California and Simi Valley, California moving to Hillsboro, Oregon, and the timing and expected benefits of such consolidation; eliminations of positions resulting from the Facilities Restructuring Plan and the reduction in force; total charges and payouts, and the breakdown of total charges and payouts relating to the Facilities Restructuring Plan and the reduction in force; our expectation that we will incur significant costs related to the acquisition of NPTest; our expectation of continuing volatility in order activity; our expectation that our net revenues will decline during fiscal 2005 and may decline thereafter; monitoring our inventory levels; our anticipation that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities; our belief that it is probable that orders will be canceled and delayed in the future; our quarterly net sales and operating results depending upon our obtaining orders for systems to be shipped in the same quarter in which the order was received; our anticipation of higher shipment levels of the larger production versions of the Kalos 2 product; our belief that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our financial results; our dependence on successfully developing and introducing new hardware and software products, enhancements of such products, and related software tools; the factors upon which our success in developing new and enhanced products and enhancements depend; payments to Schlumberger Limited; our intention to continue to devote significant resources to new products and technologies; our intention to continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; the risk of significant inventory write-offs; the belief that our competitors are continuing to improve the performance of their current products and to introduce new products; significant price competition in the sale of our products; the factors upon which our ability to maintain or increase sales in Taiwan depend; our anticipation that international sales will continue to account for a significant portion of our total net sales; our expectation to continue to receive notices of intellectual property infringement claims in the future; our dependence upon the continued service of our executive officers and key personnel; our dependence upon the ability to attract and retain qualified personnel; our expectation that developments relating to the Sarbanes-Oxley Act of 2002 could make it more expensive to obtain director and officer liability insurance; the remediation of internal control deficiencies; and those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to, difficulties in integrating NPTest technology with Credence technology; difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; optical debug and diagnostic systems and related software; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our software product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancements and related software tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; increased competition with regards to our software solutions; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; unanticipated difficulties in implementing the reduction in force and the Facilities Restructuring Plan; unanticipated costs arising from the implementation of the Facilities Restructuring Plan; delays in executing the Facilities Restructuring Plan; the need for additional restructuring actions; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; the timing of orders; unanticipated order cancellations for the Kalos 2 product; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; unanticipated changes in the director and officer liability insurance market; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties of the assumptions regarding anticipated amortization of intangible assets as a result of the NPTest acquisition; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of EITF 04-8; unanticipated difficulties in the remediation of internal control deficiencies; and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this quarterly report on Form 10-Q are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-Q should assume that the information provided today will still be valid in the future. Such information speaks only as of the date of this Form 10-Q.

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

Major business developments during the first quarter of fiscal 2005 included:

•	Effective January 1, 2005, we appointed a new Chief Executive Officer;

•	Effective December 31, 2004, we appointed a new Chief Financial Officer; and

•	We made a decision to exit the Vanguard II product line.

We believe that most of the major ATE industry participants were not consistently profitable for the years 2001 through 2004, indicating a very competitive marketplace mired in a cyclical downturn of unprecedented length and depth. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003. The test and assembly sector of the semiconductor equipment industry appeared to be recovering from the severe downturn that began in fiscal 2001. There were sequential improvements in the business environment in the first half of 2004; however, based on customer requested shipping delays and lower order activity experienced starting in the fourth quarter of fiscal 2004 and continuing through the first quarter of 2005, we believe that the industry again has slowed and there is uncertainty as to the strength and length of the current recession in the semiconductor capital equipment marketplace. Due to continued low visibility, until such time as we return to a period of sustainable profitability, we maintain a cautious outlook for future orders and sales levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, leased equipment residual values, intangible assets including the potential for impairment, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this quarterly report on Form 10-Q.

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

Under the SAB 104 revenue recognition policy, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. During fiscal 2003 and 2004, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2004 and the first quarter of fiscal 2005 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

When we are able to separate multiple deliverables from one another, we recognize revenue for each deliverable, based on each deliverable’s fair value, when the revenue recognition criteria for that specific deliverable is achieved. In the vast majority of cases orders are shipped complete. In rare instances when there are multiple shipments due to materials shortages, revenue and related cost of sales are recognized only for the line items that are physically shipped. If the items not shipped on an order are required for the functionality of the delivered items, revenue and related cost of sales are deferred on the delivered items and recognized only upon the shipment of the required items. If there are specific customer acceptance criteria, revenue is deferred until the specified performance has been completed in accordance with our revenue recognition policy. Installation in the majority of the cases occurs within two weeks of shipment. Revenue related to the total value of installations not completed at the end of the period is deferred.

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with our distributor relationships. Because of these business circumstances, we do not use “price protection,” “stock rotation” or similar programs with its distributors. We do not typically sell inventory into our distributors for eventual sale to end-users, but rather we sell product to the distributors on the basis of a purchase order received from an end-user. We evaluate any revenue recognition issues with respect to the end customer in light of our revenue recognition policy and in accordance with SAB 104.

We sell stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition.” The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. We also have embedded software in ours semiconductor manufacturing equipment. We believe this embedded software is incidental to our products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

Deferred revenue includes deferred revenue related to maintenance contracts (and other undelivered services) and to extended warranties where products were sold with more than the standard one year warranty. Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because either the customer-specified acceptance criteria has not been met as of the fiscal period end or the product is not classified as mature as of the fiscal period end and has not been accepted by the customer.

We warrant our products to our customers generally for one year from the date of shipment. In addition to the provision of standard warranties, we offer customer paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the applicable term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

For certain customers, typically those with whom we have long-term relationships, we may grant extended payment terms. Certain of our receivables have due dates in excess of 90 days, and have a history of successfully collecting these extended payment term accounts receivable.

Accounts Receivable Sales without Recourse

We have an agreement with a commercial bank to sell certain of our trade receivables in non-recourse transactions. These receivables were not included in our consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS 140, after a transfer of financial assets, an entity derecognizes financial assets when the control has been surrendered. We believe our factoring agreement meets the criteria of a true sale of these assets since the acquiring party retains the title to these receivables and has assumed the risk that the receivables will be collectible. The trade receivables are sold at a discount plus administrative and other fees. The discount amount, administrative and other fees are accounted for in other income and expenses, net in the condensed consolidated statements of operations. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities in the condensed consolidated statements of cash flows.

Allowance for Doubtful Accounts

Our sales and distribution partners and we perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example, because of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

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

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue in the period 2001 through today and continued uncertainty regarding the timing and strength of the recovery in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. Since fiscal 2001 through the first fiscal quarter of 2005, we have recorded a total of $142.2 million in charges for the write-offs of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has arisen unexpectedly. We have occasionally encountered unexpected demand for old products as well as inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or our current product development plans change.

We consign a portion of our finished goods inventory to both external and internal customers on a short-term basis primarily for the purpose of customer demonstration. This inventory is categorized as finished goods inventory on the balance sheet. We depreciate all consigned inventories during the period that they are held on consignment over periods ranging from 18 months to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

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

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: our market value falling below our net book value for a significant period of time; a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel; a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2004. We most recently reviewed goodwill for impairment again at the end of January 2005, largely because of lower revenues than in the preceding two quarters. In all such tests to date, we determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. However, no assurances can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value, reflect our best estimates.

We evaluate the carrying value of our long-lived assets, consisting primarily of purchased intangible assets, and property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We made certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of one to ten years.

We also reviewed other intangibles for impairment at the end of January 2005, largely because of lower revenues than in the preceding two quarters. We determined that the sum of the expected future undiscounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of other intangibles was recognized. However, no assurances can be given that future evaluations of other intangibles will not result in future impairment charges. We will continue to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow.

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

In addition to the provision of standard warranties, we offer customer-paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the term of the contract. Related costs for extended warranty services are recorded as incurred.

Deferred Taxes

When we prepare our consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to calculate our actual current tax exposure and to assess temporary differences that result from different treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our condensed consolidated balance sheets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our net deferred tax asset balance as of January 31, 2005 was $0.6 million which relates to our foreign subsidiaries that are currently generating taxable income. Our domestic deferred tax assets have a full valuation allowance against them due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Restructuring Charges

Over the past years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and the economic downturn. These measures, which included major changes in senior management, reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipated customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, write-offs of property and equipment and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities initiated prior to October 31, 2004 were recorded in compliance with SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” Severance and benefit costs associated with restructuring activities initiated in or after October 2004 are recorded in accordance with SFAS No. 112 (SFAS 112), “Employer’s Accounting for Postemployment Benefits,” as we concluded that (a) it had a substantive postemployment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

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

RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended January 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold – on net sales	62.7	53.2
Cost of goods sold – special charges	6.3	—

Gross margin	31.0	46.8
Operating expenses
Research and development	23.8	22.4
Selling, general and administrative	33.4	34.8
Amortization of purchased intangibles and deferred compensation	7.1	3.8
Restructuring charges and IPR&D	1.4	1.0

Total operating expenses	65.7	62.0

Operating loss	(34.7)	(15.2)

Net loss	(38.7)%	(16.8)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, lease and rental income and software sales. Net sales were $93.9 million for the first quarter of fiscal 2005 representing an increase of 38% from sales of $68.1 million during the first quarter of fiscal 2004. This increase is due primarily to our purchase of NPTest in the third quarter of fiscal 2004. Revenue from our digital and mixed signal, service and diagnostic systems products increased to $88.6 million in the first quarter of 2005 from $56.3 million during the first quarter of fiscal 2004, constituting 48% of the total increase in net sales. However, revenue from our memory and software and other products decreased to $5.2 million in the first quarter of fiscal 2005 from $11.8 million in the first quarter of 2004, representing a decrease of 10% of the total net sales. Sustainability of the revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein.

International net sales accounted for approximately 58% of total net sales in the first quarter of fiscal 2005 compared with 62% in the first quarter of fiscal 2004. Our net sales to the Asia Pacific region accounted for approximately 32% and 42% of total net sales in the first quarter of fiscal 2005 and 2004, respectively, and thus are subject to the risk of economic instability in that region that may materially adversely affect the demand for our products. Capital markets in Asia historically have been highly volatile, resulting in economic instabilities. Instabilities may recur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as health risks such as the Severe Acute Respiratory Syndrome in the Asian region may affect future orders from this region and the timing of or payment for shipments made to this region.

Our net sales by product line in the first three months of fiscal 2005 and 2004:

	Fiscal Quarter Ended January 31,
	2005	2004
Digital and Mixed-Signal	52%	60%
Memory	5	15
Service	27	16
Diagnostic Systems	15	7
Software and Other	1	2

Total	100%	100%

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-downs, sell-through of previously written-down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin as a percentage of net sales decreased to 31.0% during the first quarter of fiscal 2005 from 46.8% during the same period of fiscal 2004. The decrease in gross margins primarily reflects lower operating efficiencies, other factors described below and the effect of $5.5 million of costs of sales in special charges in the first quarter of fiscal 2005. The special charges were for excess and obsolete Octet and Vanguard II inventory due to our decision to discontinue significant future investment in these redundant product lines stemming from the acquisition of NPTest. The remaining decrease is primarily attributable to higher under absorption due to under utilization of our three manufacturing sites and lower margin product mix. During the first quarter of fiscal year 2005, our gross margin benefited by approximately 2.6% from the sale of fully reserved inventory. Excluding the effect of the special charges, we believe gross margins could rise in the next several quarters primarily due to increase in volume of products as well as manufacturing efficiencies resulting from the consolidation of our manufacturing facilities.

Research and Development

Research and development, or R&D, expenses were $22.3 million in the first quarter of fiscal 2005, representing an increase of 47% from $15.2 million in the first quarter of fiscal 2004. The increase in R&D expenses resulted primarily from the purchase of NPTest in the third quarter of fiscal 2004 which contributed additional R&D expenses of approximately $8.8 million and also new product investment of approximately $1.8 million in the first quarter of fiscal 2005. These increases were offset by lower maintenance contract expenses as we have been consolidating platforms and reducing expenses of approximately $3.5 million. We will continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain approximately flat for the second quarter of fiscal year 2005 as compared to the first quarter.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $27.1 million in the first quarter of fiscal 2005, representing an increase of 14% from $23.7 million in the same period of fiscal 2004. This increase is primarily due to a $3.2 million increase in field operation expenses relating to an overall increase in service sales as well as a $1.6 million increase in consignment costs and a $0.9 million increase in marketing expenses. All of these increases are primarily attributable to the acquisition of NPTest. These increases were offset by lower commission expenses of approximately $1.5 million due to the change in commissions plan and reduced sales through distributor, as well as a decrease in variable compensation of approximately $1.1 million. We expect SG&A expenses will remain approximately flat for the second quarter of fiscal 2005 as compared to the first quarter.

Amortization of Purchased Intangibles and Deferred Stock Compensation

Amortization of purchased intangible and deferred stock compensation expenses was $6.7 million in the first three months of fiscal 2005, compared to $2.6 million for the same period in fiscal 2004 due to the additional amortization resulting from the purchase of NPTest during the third quarter of fiscal 2004. Remaining estimated annual amortization expense for purchased intangible assets and deferred compensation is expected to be $17.0 million, $19.5 million, and $18.8 million, for the remainder of fiscal years ending in 2005 through 2007, respectively. As of November 1, 2002 we adopted Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. We completed our annual goodwill impairment test as of July 31, 2004 and determined that no potential impairment existed as of the end of the third quarter of fiscal 2004. As a result, we recognized no impairment loss in fiscal 2004 in connection with SFAS 142.

Restructuring Charges

During the first quarter of fiscal 2005, we recorded a restructuring charge of approximately $1.4 million for severance charges, and property and equipment write-offs that were included in operating expenses. These charges were associated with headcount reduction and the discontinued investment in our Vanguard II product.

In January 2004, we relocated our corporate headquarters to our owned facilities in Milpitas, California and vacated our previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. The lease for the final building, consisting of 27,000 square feet, expires in June 2005. During the quarter ended January 31, 2004, we recorded a restructuring charge in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income.

Interest Income

We generated interest income of $0.6 million and $1.2 million in the first quarter of fiscal 2005 and 2004, respectively. The decline in fiscal 2005 was primarily due to lower cash and investment balances in fiscal 2005.

Interest Expense

Interest expenses were $0.7 million and $0.9 million for the first quarter of fiscal year 2005 and 2004, respectively, a decrease of $0.2 million. The decrease in interest expense in fiscal 2005 is primarily attributable to the pay-off of three notes payable related to leased products during the first quarter of 2005.

Other Income and Expenses, Net

Other income and expenses, net was $115,000 of expenses and $71,000 of expenses for the first quarter of fiscal 2005 and 2004, respectively. The increase in other income and expenses, net, in the first quarter of fiscal 2005 was primarily due to the mark up to fair value of an acquired liability owed to the former parent of NPTest. The increase in the liability during the first quarter of fiscal 2005 was $1.7 million as the liability increased from $10.3 million at October 31, 2004 to $12.0 million at January 31, 2005. The current value of the liability is based on our stock price as of January 31, 2005. See Note 8, “Acquisitions” of the condensed consolidated financial statements for further discussion of this liability. This increase was offset by a favorable change in foreign currency valuation of approximately $1.4 million and gain on sales of fixed assets of approximately $0.2 million.

Income Taxes

We recorded an income tax provision of $3.5 million and $1.4 million for the three months ended January 31, 2005 and 2004, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated from our foreign operations. We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability.

LIQUIDITY AND CAPITAL RESOURCES

In the first fiscal quarter of fiscal 2005, net cash provided by operating activities was $2.0 million. The primary source of this cash resulted from reductions in net working capital, principally accounts receivable, in the amount of $14.1 million. This cash source was partially offset by the use of cash to fund our net loss after non-cash adjustments during the quarter, totaling $12.1 million.

Investing activities used cash of $4.9 million during the first quarter of fiscal 2005, primarily attributable to $2.8 million cash used to purchase property and equipment to support our business and net cash used to purchase available-for-sale securities of $2.2 million.

Financing activities used net cash of $0.5 million during the first quarter of fiscal 2005. The cash used was primarily for payments of notes payable related to leased products of $1.0 million. This use of cash was largely offset by $0.5 million received from the issuance of common stock relating to our employee equity plans during the quarter.

As of January 31, 2005, we had working capital of $278.0 million, including cash and short-term investments of $163.8 million, and accounts receivable and inventories totaling $240.2 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and the foreseeable future, including cash required for potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

We lease our facilities and equipment under operating leases that expire periodically through 2010 of which $0.7 million have been written-off to special operating charges during the first quarter of fiscal 2004, net of expected sublease income. The approximate future minimum lease payments at January 31, 2005 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2005	$5,660	$989	$4,671
Fiscal 2006	6,671	1,405	5,266
Fiscal 2007	5,861	—	5,861
Fiscal 2008	5,068	—	5,068
Fiscal 2009	4,929	—	4,929
Thereafter	2,585	—	2,585

	$30,774	$2,394	$28,380

The leases written off in special charges of $2.4 million are accounted for in our accrued expenses and other liabilities balance on the condensed consolidated balance sheets at January 31, 2005.

The following summarizes our minimum contractual cash obligations and other commitments at January 31, 2005, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$30,774	$5,660	$6,671	$5,861	$5,068	$4,929	$2,585
Bank loan related to leased products (2)	5,000	5,000	—	—	—	—	—
Interest on bank loan related to leased products	79	79	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	8,888	2,025	2,700	2,700	1,463	—	—
Minimum payable for information technology outsourcing including fees for early termination	4,980	3,518	1,462	—	—	—	—
Contingent liability Schlumberger(4)	11,980	11,980	—	—	—	—	—
Open non-cancelable purchase order commitments	32,797	32,797	—	—	—	—	—

Total contractual cash and other obligations	$274,498	$61,059	$10,833	$8,561	$186,531	$4,929	$2,585

(1)	Approximately $2.4 million of this total has been accrued for as restructuring charge in the condensed consolidated balance sheets as accrued expenses and other liabilities.

(2)	This is recorded in the condensed consolidated balance sheets as bank loans and notes payable – leased products.

(3)	This is recorded in the condensed consolidated balance sheets as convertible subordinated notes.

(4)	We assume that the contingent liability will be triggered and settled in fiscal year 2005. This is recorded in the condensed consolidated balance sheets as accrued expenses and other liabilities.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At January 31, 2005, we had open and committed non-cancelable purchase orders totaling approximately $32.8 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at January 31, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

Net transfer of inventory to property and equipment was $55,000 for the first quarter of fiscal year 2005. Mature product spare parts that are used in our service business are classified as property and equipment. In addition, we capitalize a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development. When capitalized spare parts and finished goods are sold to third parties, the transaction is recorded as a sale of a fixed asset.

As of January 31, 2005, our principal sources of liquidity consisted of approximately $91.7 million of cash and cash equivalents, and short-term investments of $72.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share,” becomes effective. The adoption of EITF 04-8 will not impact our diluted earnings per share.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R replaces SFAS 123. The statement requires that the costing resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. We expect to adopt SFAS 123R effective August 1, 2005. We believe that the adoption of SFAS 123R will have a material effect on our results of operations. See Note 4, “Stock-Based Compensation” of the condensed consolidated financial statements for the possible effect of adopting SFAS 123R on our financial position and results of operations.

RISK FACTORS

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	difficulties integrating NPTest and other recent acquisitions into our organization;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEM, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities as well as health issues such as Severe Acute Respiratory Syndrome, or SARS, especially in Asia.

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

In May 2004, we consummated the purchase of NPTest. The size and scope of this transaction with NPTest increases both the scope and consequence of these ongoing integration risks. Even if the acquisition is successfully integrated, we may not receive all of the expected benefits of the transaction.

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

Achieving the anticipated benefits of the merger will depend, in part, on the integration of technology, operations and personnel of Credence and NPTest. We cannot assure you that the integration will be successful or that the anticipated benefits of the merger will be fully realized. The challenges involved in this integration include the following:

•	satisfying the needs of the combined company’s customers in a timely and efficient manner;

•	persuading the employees that our business culture is compatible with NPTest’s business culture and retaining the combined company’s key personnel;

•	maintaining the dedication of the combined company’s management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	maintaining the combined company’s management’s ability to focus on anticipating, responding to or utilizing changing technologies in the IC test equipment industry;

•	maintaining NPTest’s key supplier relationships;

•	introduction by competitors of new, disruptive technologies to the marketplace which reduce NPTest’s market share prior to the successful integration of the two companies; and

•	integrating processes and controls to effectively monitor, control, and manage our financial statement close process.

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

Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we evaluated the current inventory valuations of our products to determine if the inventory values have been impaired. The primary area of market segment overlap is in the higher-end system-on-a-chip marketplace where we have chosen to focus future investment on the development of the NPTest Sapphire product rather than our Octet product. The review and evaluation resulted in a special charge of $49.6 million in fiscal 2004. Of this amount, $45.0 million was directly related to inventory write-downs. The remaining $4.6 million related to vendors’ liabilities, spare part write-downs, long-lived assets write-offs, the scrapping of existing work orders and workforce reductions.

In November 2004 we announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities as well as result in a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily in the February to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as the result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $26.4 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $4.9 million in expenses for relocation, retention and other, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.0 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments. In addition, a reduction in force affecting approximately 138 positions or 7 percent of our employees and contract workers occurred on November 18, 2004. This action, combined with the Facilities Restructuring Plan, will result in the elimination of approximately 298 positions or 14 percent of our global work force.

We may be required to take additional charges for excess and obsolete inventory and impairment of property and equipment as a result of this integration in the future.

Credence expects to incur significant costs associated with the merger.

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

We operate in a volatile industry – indicators of goodwill and other long-lived assets impairment under SFAS 142 and SFAS 144 may be present from time to time.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002. In the first quarter of fiscal 2005 and fiscal 2004, goodwill increased by approximately $2.3 million and $384.9 million, respectively, due to our acquisition of NPTest.

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

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2004. We most recently reviewed goodwill for impairment again at the end of January 2005, largely because of lower revenues than in the preceding two quarters. In all such tests to date, we determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. However, no assurances can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow. If we determine our goodwill or intangible assets to be impaired, the result of non-cash charges could be substantial.

We also reviewed other intangibles for impairment at the end of January 2005, largely because of lower revenues than in the preceding two quarters. We determined that the sum of the expected future undiscounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of other intangibles was recognized. However, no assurances can be given that future evaluations of other intangibles will not result in future impairment charges. We will continue to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow.

We have substantial indebtedness and if we need additional financing, it could be difficult to obtain.

We have $180 million principal amount of 1.5% Convertible Subordinated Notes (Notes) due in 2008. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt and other obligations, particularly upon maturity in 2008 if we were unable to cause the conversion of this debt into equity;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in our business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make us more vulnerable in the event of a further downturn in our business.

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

Our revenue growth has been materially adversely affected by the cyclical downturn in the semiconductor industry and its resulting impact upon the semiconductor equipment sector. Although the test and assembly sector of the semiconductor equipment industry has been recovering from a severe downturn, there is current evidence of a slowing in the business and uncertainty as to the strength and length of the current cyclical phase. The downturn contributed to weakened order activity, order cancellation activity, and customer-requested shipment delays from our backlog. Until such time as we return to a sustained growth period, we expect a continuing volatility in order activity. Though revenue levels have generally improved during fiscal 2004, we expect that our net revenues will decline during fiscal 2005 and may decline thereafter due to the uncertainty of a sustainable recovery in the semiconductor and related capital equipment industry. As a result of cyclical downturns, in fiscal 2001 we reduced our worldwide workforce by approximately 23%, or more than 400 people. In fiscal 2002, we reduced our worldwide workforce by 21%, or about 225 people. During fiscal 2003, we reduced our worldwide workforce by 233 people, excluding the effect of the acquisitions for a total of 20% over the 2003 fiscal year. We took charges related to these reductions in force of $3.2 million during fiscal 2001, $5.7 million during fiscal 2002 and $3.4 million during fiscal 2003. Additionally, remaining employees were required to take time off during certain periods throughout fiscal 2001-2004. Other initiatives during fiscal years 2001 – 2003 included a temporary domestic and European pay cut during 2001 and 2002, a domestic salary realignment in 2003, a four-day work week for most manufacturing and some operating employees, the consolidation and reorganization of certain functions and operations, and the curtailment of discretionary expenses. If we continue to reduce our workforce or adopt additional cost-saving measures, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future should they occur.

To better align our business model with the cyclicality of our business, in November 2004 we announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities as well as result in a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily during the February to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as the result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $26.4 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $4.9 million in expenses for relocation, retention and other, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.0 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments. A reduction in force affecting approximately 138 positions or 7 percent of our employees and contract workers occurred on November 18, 2004. This action, combined with the Facilities Restructuring Plan, will result in the elimination of approximately 298 positions or 14 percent of our global work force. We recorded a severance charge in the fourth fiscal quarter ended October 31, 2004 of approximately $2.5 million in connection with the employee reduction taken on November 18, 2004. There can be no assurance that we will achieve all of the cost savings contemplated by these cost reduction measures.

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

We have approximately $32.8 million of open and non-cancelable purchase order commitments outstanding at January 31, 2005. These are primarily for inventory purchases being made to support the anticipated revenues for the second and third quarter of fiscal 2005.

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

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue has been recognized from the Octet product family through January 31, 2005. Following the acquisition of NPTest, we have chosen to focus future investment on the Sapphire product rather than our Octet product. We have recently moved to higher volume manufacturing of our Kalos 2 product, however, revenue for this product line has been relatively limited through January 31, 2005. We had anticipated higher shipment levels of the larger production versions of this product in the upcoming months and toward that end have made significant inventory purchases and commitments. We have historically experienced some delays related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties, including difficulties resulting from the integration of NPTest, that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of new products and technologies. During fiscal 2004, we introduced several products that are evolutions or derivatives of existing products as well as products that were largely new. Under our revenue recognition policy adopted in accordance with SAB 104, we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new hardware and software products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 8%, 23% and 19% of our net sales in the first quarter of fiscal 2005 and fiscal years ended October 31, 2004 and 2003, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets, arrangements involving multiple deliverables, consolidation of variable interest entities, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in 1999, we changed our method of accounting for systems revenue based on guidance provided in SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the seven fiscal quarters ended July 31, 2001 (see Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion). In addition, the preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

In addition, Statement on Financial Accounting Standard No. 123R “Share-Based Payment” requires that employee stock option and employee stock purchase plans shares be treated as a compensation expense. SFAS 123R is effective for all awards granted after the first interim or annual reporting period that begins after June 15, 2005. The adoption of this statement is expected to result in significant compensation charges. For example, for the first quarter of fiscal 2005 and fiscal years ended October 31, 2004, had we accounted for stock-based compensation plans using FAS 123 as amended by FAS 148, diluted loss per share would have been increased by $0.08 and $0.41, respectively. We have not determined whether the adoption will result in amount similar to the current pro forma disclosures under SFAS No. 123.

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

International sales accounted for approximately 58%, 72% and 64% of our total net sales for the first quarter of fiscal 2005 and fiscal years 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 32%, 52% and 38% of our total net sales in the first quarter of fiscal 2005 and fiscal years 2004 and 2003, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS or other health risks could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

No single Asian end-user customer accounted for more than 10% of our net sales during the first quarter of fiscal 2005 and fiscal 2004 or 2003. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% and 10% of our net sales in fiscal 2004 and 2003, respectively. One customer headquartered in the U.S. accounted for 28% of our net sales in the first quarter of fiscal 2005 and 11% of our net sales in fiscal 2004.

In addition, one of our major distributors, Spirox Corporation, which accounted for 8%, 23% and 19% of our net sales in the first quarter of fiscal 2005, fiscal 2004 and 2003, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. With the scale of the NPTest acquisition, we are implementing and improving a variety of operating, financial, and other systems, processes, procedures, and controls. This work includes the implementation of the NPTest activities on our primary business applications including the SAP ERP system. In addition, we have identified material weaknesses and internal control deficiencies as described in Item 9A – Controls and Procedures. Any failure to implement, improve and expand such systems, processes, or controls efficiently could have a material adverse effect on our business and our ability to achieve and maintain an effective internal control environment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

			Future maturities of investments held at January 31, 2005
	Balance October 31, 2004	Balance January 31, 2005	2005	2006	2007	2008	Thereafter
Cash equivalents
Amounts	$94,052	$91,712	$91,712	—	—	—	—
Average rate	0.80%	0.22%	0.22%	—	—	—	—
Short term investments
Amounts	$69,182	$71,297	$71,297	—	—	—	—
Average rate	5.54%	2.46%	2.46%	—	—	—	—

Total investment	$163,234	$163,009	$163,009	—	—	—	—
Average rate	2.80%	2.80%	2.69%	—	—	—	—
Equity instruments	$772	$745	$745	—	—	—	—

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

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $24,000. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond our control.

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency gains (losses) were approximately $931,000 and ($117,000) for the first three months of fiscal year 2005 and 2004, respectively.

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

ITEM 4. – CONTROLS AND PROCEDURES

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

Identification of Material Weaknesses. During the fourth quarter of fiscal 2004, our financial resources became significantly strained due to the integration of the recently acquired NPTest business. In addition to the considerable integration activities, we suffered significant financial staff turnover in the NPTest business. These conditions resulted in our risk assessment and management process not being effective in planning and overseeing the integration of the financial processes related to this newly acquired business. As a result, during the year-end close, our financial statement close process did not effectively monitor, control, and manage certain related sub-processes especially in connection with our newly acquired business. In particular, the communication, analysis, and review elements of the enterprise wide financial statement close process did not reduce to a relatively low level of risk the potential that errors or fraud in amounts that would be material in relation to the consolidated financial statements may occur and not be detected within a timely period by management in the normal course of business. Throughout the fiscal 2004 year end close and audit processes, a number of issues were discovered by us and our independent auditors which resulted in adjustments in our financial statements. Upon discovery of these issues, we performed additional procedures to ensure the accuracy of the fiscal 2004 financial statements. In addition, we analyzed the nature of the adjustments and identified the associated internal control weaknesses. Additionally, our independent auditors have reviewed the internal controls associated with these processes and have concluded that the adjustments discovered throughout the year end close and audit process were the result of material weaknesses in our internal control over the financial close process. The material weaknesses consist of failures to ensure:

•	an appropriate level of review of those significant financial statement accounts requiring a higher degree of judgment and estimates, in part due to the need for more personnel as well as personnel more highly skilled, trained and familiar with the newly acquired business;

•	a more formal review process of certain elements of the financial statements and supporting schedules; and

•	adequate information technology general controls for user access.

In addition to the material weaknesses identified above, we also identified a number of internal control deficiencies that we have concluded do not constitute material weaknesses.

During the course of the fiscal 2004 year end audit, most of the differences between amounts recorded by us in the financial statements and amounts that our independent auditors believed were required to be recorded under U.S. generally accepted accounting principles in our financial statements were recorded by management.

We are currently searching for qualified candidates for those positions identified as being advisable additions and strengthening the controls around those processes determined to be material weaknesses or internal control deficiencies. We currently are unable to determine when the above noted material weaknesses and internal control deficiencies will be fully remediated. However, because remediation will not be completed until we have completed staffing changes and strengthened the pertinent controls, we believe that the material weaknesses and internal control deficiencies noted above continued to exist at January 31, 2005. In addition, we presently do not believe that we will be able to completely remediate the above noted internal control deficiencies by the end of our second quarter of fiscal 2005, and we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 that the material weaknesses and internal control deficiencies continue to exist.

Changes in Internal Control over Financial Reporting. Other than as set forth above, there was no change in our internal control over financial reporting during the quarter ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

March 10, 2005	/S/ JOHN BATTY
Date	John Batty
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(6)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(2)	Certificate of Designation for the Non-Voting Convertible Stock of the Company.

*10.1(3)	Executive Succession Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and Graham J. Siddall.

*10.2(3)	Amended Executive Employment Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and David A. Ranhoff.

*10.3(4)	Amended and Restated Executive Employment Agreement, dated as of December 6, 2004, and effective May 28, 2004, by and between the Company and Ashok Belani.

*10.5(5)	Executive Employment Agreement, dated as of December 31, 2004, by and between the Company and John Batty.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.

(2)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.

(3)	Exhibits 10.1 and 10.2 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K (File No. 000-22366) filed on November 8, 2004.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on December 8, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on January 3, 2005.

(6)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.

*	Management contracts or compensatory plans or arrangements.