Form 10-Q
period 2005-04-30
CREDENCE SYSTEMS CORP
filed 2005-06-09
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes ☒ No ☐

At May 31, 2005, there were 91,469,676 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2005	October 31, 2004[a]
ASSETS
Current assets:
Cash and cash equivalents	$85,134	$94,052
Short-term investments	63,208	69,954
Accounts receivable, net	104,838	124,393
Inventories	113,265	127,951
Income tax receivable	406	26
Deferred income taxes	20,546	20,544
Prepaid expenses and other current assets	14,966	20,962

Total current assets	402,363	457,882
Property and equipment, net	96,083	108,707
Goodwill	425,279	422,960
Other intangible assets, net	105,399	116,882
Other assets	58,511	66,675

Total assets	$1,087,635	$1,173,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans and notes payable – leased products	$5,000	$6,058
Accounts payable	27,585	51,742
Accrued payroll and related liabilities	18,104	17,755
Deferred revenue	17,756	14,654
Income taxes payable	17,169	13,103
Accrued warranty	12,571	15,314
Deferred profit	6,869	9,718
Accrued expenses and other liabilities	41,390	51,651

Total current liabilities	146,444	179,995
Convertible subordinated notes	180,000	180,000
Long-term deferred income taxes	20,267	20,544
Other liabilities	3,426	4,359
Stockholders’ equity	737,498	788,208

Total liabilities and stockholders’ equity	$1,087,635	$1,173,106

a)	Derived from the audited consolidated balance sheet included in our Form 10-K for the year ended October 31, 2004.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net sales
Systems, upgrades and software	$73,059	$82,177	$141,469	$139,508
Services and spare parts	28,885	12,959	54,358	23,753

Total net sales	101,944	95,136	195,827	163,261
Cost of goods sold
Systems, upgrades and software	41,828	37,518	82,436	67,360
Services and spare parts	16,362	8,137	35,042	14,517
Special charges	609	—	6,090	—

Total cost of goods sold	58,799	45,655	123,568	81,877
Gross margin	43,145	49,481	72,259	81,384
Operating expenses:
Research and development	22,728	15,850	45,056	31,089
Selling, general and administrative	31,846	26,902	63,201	50,551
Amortization of purchased intangibles and deferred compensation (1)	6,338	2,673	13,035	5,362
Restructuring charges	440	—	1,791	653

Total operating expenses	61,352	45,425	123,083	87,655

Operating income (loss)	(18,207)	4,056	(50,824)	(6,271)
Interest income	656	1,296	1,275	2,525
Interest expense	(732)	(790)	(1,469)	(1,654)
Other income, net	1,985	784	1,870	713

Income (loss) before income tax provision	(16,298)	5,346	(49,148)	(4,687)
Income tax	3,175	1,066	6,627	2,425

Income (loss) before minority interest	(19,473)	4,280	(55,775)	(7,112)
Minority interest	—	27	—	104

Net income (loss)	$(19,473)	$4,253	$(55,775)	$(7,216)

Net income (loss) per share
Basic	$(0.21)	$0.07	$(0.62)	$(0.11)

Diluted (see Note 10)	$(0.21)	$0.06	$(0.62)	$(0.11)

Number of shares used in computing per share amount
Basic	91,392	64,211	89,658	64,250

Diluted	91,392	81,117	89,658	64,250

(1) Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$89	$10	$195	$22
Research and development	145	—	318	—
Selling, general and administrative	479	192	1,039	398

Total amortization of deferred compensation	$713	$202	$1,552	$420

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(55,775)	$(7,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,370	20,896
Non-cash charges	6,429	—
Inventory write downs	2,581	5,130
Provision for allowance for doubtful accounts	2,316	339
(Gain) loss on disposal of property, plant and equipment	79	(870)
Realized gain on available-for-sale securities	—	(58)
Minority interest	—	117
Changes in operating assets and liabilities:
Accounts receivable	16,741	(32,999)
Inventories	6,819	(17,546)
Income tax receivable and payable	3,627	2,860
Prepaid expenses and other current assets	5,724	770
Other assets	3,313	5,476
Accounts payable	(24,024)	18,424
Accrued expenses and other current liabilities	(12,229)	14,191
Deferred profit	(2,809)	2,789

Net cash provided by (used in) operating activities	(12,838)	12,303
Cash flows from investing activities:
Purchases of available-for-sale securities	(65,325)	(183,166)
Sales and maturities of available-for-sale securities	71,675	214,887
Acquisition of property and equipment	(5,826)	(8,393)
Acquisition of business, net of cash and cash equivalents	—	(257)
Proceeds from sale of property and equipment and leased equipment	100	1,612

Net cash provided by investing activities	624	24,683
Cash flows from financing activities:
Issuance of common and treasury stock	3,361	4,541
Payments of bank loans and notes payable related to leased products	(1,058)	(2,815)
Other	—	(213)

Net cash provided by financing activities	2,303	1,513

Effects of exchange rate on cash and cash equivalents	993	(148)

Net (decrease) increase in cash and cash equivalents	(8,918)	38,351
Cash and cash equivalents at beginning of period	94,052	27,318

Cash and cash equivalents at end of period	$85,134	$65,669

Supplemental disclosures of cash flow information:
Interest paid	$2,700	$1,527
Income taxes paid	$2,786	$294
Noncash investing activities:
Net transfers of inventory to property, plant and equipment	$149	$648
Unrealized loss on available-for-sale investments	$330	$820

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three and six month periods ended April 30, 2005 and 2004 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for acquisition, special charges related to cost of goods sold and restructuring charges adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three and six month periods ended April 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2004 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, our highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation. During the second quarter of fiscal 2005, the Company reclassified its product consignment from inventory to other assets. The amounts reclassified as of April 30, 2005 and October 31, 2004 were $16.2 million and $18.8 million, respectively. This reclassification had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

Use of Estimates – The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature product. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collections may be an issue, the Company may require a letter of credit to be established before products are shipped. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (SFAS No. 13), which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2003 and 2004, the Company introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2004 and the six months of fiscal 2005 were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the

Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. As a result, some customers have experienced significant delays in receiving and accepting the Company’s testers in production. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

Sales in the United States are principally made through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. It does not typically sell inventory into its distributors for eventual sale to end-users, but rather the Company sells product to the distributors on the basis of a purchase order received from an end-user. The Company evaluates any revenue recognition issues with respect to the end customer in light of its revenue recognition policy.

The Company sells stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 “Software Revenue Recognition”, (SOP 97-2). The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. The Company also has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in the Company’s products is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

Deferred revenue includes deferred revenue related to maintenance contracts (and other undelivered services) and to extended warranties where products were sold with more than the standard one year warranty. Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because the customer-specified acceptance criteria has not been met as of the fiscal period end or because the customer is deemed to be a high credit risk and payment has not been received as of the fiscal period end.

The Company warrants its products to its customers generally for one year from the date of shipment. In addition to the provision of standard warranties, the Company may offer customer paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the applicable term of the contract. Costs related to extended warranty services are recorded as incurred.

For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term accounts receivable.

3. Accounts Receivable Sales without Recourse

The Company has an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company can sell up to $30 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables are sold at a discount plus administrative and other fees. The discount amount, administrative and other fees for the first six months of fiscal 2005 of approximately $0.1 million are accounted for in other income and expenses, net in the condensed consolidated statements of operations. No sales of trade receivables occurred during the quarter ended April 30, 2005. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities in the condensed consolidated statements of cash flows. During the first three months of fiscal 2005, the Company recorded approximately $7.2 million in gross cash proceeds from the sale of trade receivables. At April 30, 2005, approximately $29.6 million of this factoring line was not utilized and thus was available to the Company.

4. Guarantees

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN 45, (b) the guarantee is subject to FIN 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has evaluated its guarantees and has concluded that they are either not within the scope of FIN 45 or do not require recognition in the financial statements. These guarantees which are not under FIN 45 generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, residual value guarantees to lessors, non-recourse provisions related to sales of accounts receivable, indemnification of the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations for sales of its products. See Note 12, “Contingencies and Guarantees” for additional information on the Company’s guarantees. However, the Company has obligations to allow trade-in rights. As of April 30, 2005, the Company recorded approximately $1.3 million, the estimated fair value of this obligation, which is included in the condensed consolidated balance sheet under current liabilities.

5. Stock-Based Compensation

At April 30, 2005, the Company had several stock-based employee compensation plans. The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25), and related interpretations, using the intrinsic value method. In addition, the Company applies the disclosure requirements of Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, (SFAS 148), and as revised by Statement of Financial Accounting Standard No. 123R, “Share-Based Payment”, (SFAS 123R) Under SFAS 123R, beginning in the first quarter of fiscal 2006 (the quarter ending on January 31, 2006), the Company will be required to determine stock-based compensation costs based on the estimated fair value at the grant date for its stock options, and the estimated fair value at the grant date for its employee stock purchase plan. Under APB 25, the Company does not recognize compensation expense unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. The Company generally grants its stock options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton options pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton options pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the value of its stock-based awards to its employees. Stock based compensation expense already included in the reported net income (loss) is primarily a result of amortization of deferred compensation related to acquisitions.

The following table illustrates the effect on reported net income (loss) and income (loss) per share for the three and six months ended April 30, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(19,473)	$4,253	$(55,775)	$(7,216)
Stock-based employee compensation expense included in reported net income (loss), net of tax	713	202	1,552	420
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(5,989)	(5,871)	(13,761)	(11,549)

Net loss, pro forma	$(24,749)	$(1,416)	$(67,984)	$(18,345)

Basic net income (loss) per share as reported	$(0.21)	$0.07	$(0.62)	$(0.11)
Basic net loss per share pro forma	$(0.27)	$(0.02)	$(0.76)	$(0.28)
Diluted net income (loss) per share, as reported	$(0.21)	$0.06	$(0.62)	$(0.11)
Diluted net loss per share pro forma	$(0.27)	$(0.02)	$(0.76)	$(0.28)

6. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	April 30, 2005	October 31, 2004
Raw materials	$54,571	$80,922
Work-in-process	23,756	29,388
Finished goods	34,938	17,641

	$113,265	$127,951

7. Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2005	October 31, 2004
Short-term lease receivables	$1,185	$1,692
Receivable from contract equipment manufacturers	1,809	3,851
Other prepaid expenses	11,972	15,419

Total	$14,966	$20,962

Property and equipment, net (in thousands):

	April 30, 2005	October 31, 2004
Land	$26,917	$26,908
Buildings	36,138	36,823
Machinery and equipment	103,305	102,783
Software	29,510	28,980
Leasehold improvements	40,575	39,511
Furniture and fixtures	11,092	10,792

	247,537	245,797
Less accumulated depreciation	(151,454)	(137,090)

Total	$96,083	$108,707

Other assets consist of the following (in thousands):

	April 30, 2005	October 31, 2004
Long-term lease receivables	$4,060	$6,553
Equipment on lease	642	3,089
Field service spares	29,827	29,488
Product consignment	16,173	18,790
Other assets	7,809	8,755

Total	$58,511	$66,675

Field service spares used in the Company’s service business are classified as long-term assets and are amortized using the straight-line method over five years. The amortization expense of spares is charged to service cost of goods sold. Amortization expense was approximately $2.2 million and $1.0 million for the second quarter of fiscal 2005 and 2004, respectively. Amortization expense was approximately $4.0 million and $1.9 million for the first six months of fiscal 2005 and 2004, respectively.

Product consignments used in the Company’s marketing efforts are classified as long-term assets and are depreciated during the period that they are held on consignment over periods ranging from 18 to 36 months. The depreciation expense for product consignments is charged to selling, general and administrative expense. Depreciation expense was approximately $2.7 million and $1.7 million for the second quarter of fiscal 2005 and 2004, respectively. Depreciation expense was approximately $4.8 million and $3.5 million for the first six months of fiscal 2005 and 2004, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	April 30, 2005	October 31, 2004
Accrued distributor commissions	1,196	3,412
Accrued bonuses	3,287	10,083
Accrued restructuring expenses	5,628	6,522
Accrued value added taxes	2,038	2,650
Contingent payable to Schlumberger	9,000	10,266
Accrued interest expense	1,238	1,252
Other accrued liabilities	19,003	17,466

Total	$41,390	$51,651

8. Acquisitions

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value at the acquisition date of approximately $376.5 million. As of April 30, 2005, approximately 25.3 million shares of the 32 million shares were issued and outstanding as common stock. During the first three and six months of fiscal 2005, approximately 56,708 shares of the preferred stock were converted into approximately 5.7 million shares of common stock. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes options pricing model with the following assumptions: dividend of $0, volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of the Company’s common stock of $11.77 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total preliminary purchase price (in thousands):

Cash	$229,950
Common and preferred stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible preferred stock of the Company as a result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged for 0.008 of a share of the Company’s non-voting convertible stock. Each share of the non-voting convertible stock is convertible into 100 shares of the Company’s common stock. The non-voting convertible stock is identical in all respects to the Company’s common stock except that, prior to conversion, it has no voting rights, but has a liquidation preference of $0.001 per share. The non-voting convertible stock is classified as preferred stock. As of April 30, 2005, the majority owner had converted 136,462 shares of the Company’s non-voting convertible preferred stock into 13,646,200 shares of the Company’s common stock leaving 66,574 shares of such preferred stock outstanding that are convertible into 6,657,400 shares of the Company’s common stock.

The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values, and to deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142), goodwill and purchased intangible assets with indefinite lives are not amortized but reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been preliminarily allocated as follows (in thousands, except years):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Cash and cash equivalents	$76,103	$—	—
Short-term investments	19,481	—	—
Accounts receivable	37,704	—	—
Inventories	60,027	—	—
Prepaid expenses and other current assets	35,037	—	—
Property and equipment	18,238	—	—
Other assets	22,790	—	—
Accounts payable	(19,916)	—	—
Other accrued expenses and liabilities	(45,653)	—	—
Contingent payable to Schlumberger	(29,450)	—	—
Other long-term liabilities	(695)	—	—

Net tangible assets assumed	173,666	—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	387,211	—	—

Total purchase price	$650,482	$19,486

The purchase price allocation changed during the first six months of fiscal 2005 primarily to recognize additional accrued expenses and liabilities of $2.3 million. The write up of additional accrued liabilities consisted of severance and related charges of approximately $1.7 million and relocation charges of approximately $0.6 million for the Simi Valley facility. There were no significant changes in the second quarter of fiscal 2005. These charges are recognized in accordance with EITF Issue No. 95-3.

The purchase price allocation is subject to change if the Company obtains additional information concerning the fair value of certain tangible assets and liabilities of NPTest at May 28, 2004.

As a result of the NPTest acquisition, the Company was required to make a payment to Schlumberger Limited (Schlumberger), the former parent of NPTest, at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date could be triggered by various events, including certain distributions by NPTest Holding, LLC (an entity controlled by Francisco Partners, L.P.) to its members, or, at Schlumberger’s option, it could be triggered on May 28, 2005. The payment amount was contingent upon the value of the Company’s common stock at the time of distribution. If payment was triggered at Schlumberger’s option, the Company could generally settle this payment in cash or stock. If payment was triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger was required to be in the same form and could have been made in cash, stock or both. This contingent liability was required to be marked to market at the end of each fiscal period until settled using the Company’s closing stock price on the last day of the fiscal period, and the changes in carrying value flow through other income and expense, net in the condensed consolidated statements of operations. In May 2005, the Company and Schlumberger reached a settlement which requires the Company to pay Schlumberger $4.0 million in cash and $5.0 million of stock which equates to 615,157 shares of common stock based on the settlement terms. As of April 30, 2005, the Company recorded $9.0 million for this obligation which is included in the condensed consolidated balance sheet as accrued expenses and other liabilities.

In November 2004, the Board of Directors approved management’s plan to close the Simi Valley, California facility and move all manufacturing activities at this site to Hillsboro, Oregon. As a part of the approved plan, during the first six months of fiscal 2005, the Company accrued for charges of $2.1 million primarily for severance and related charges for 100 employees, $0.1 million for facilities and $0.7 million for relocation expenses. In the first quarter of fiscal year 2005, the Company made adjustments to the previously accrued severance of $8,000 and also adjusted a related relocation accrual by $0.1 million. During the second quarter of fiscal 2005, the Company recorded additional charges of $0.3 million related to severance and $0.1 million related to property taxes for the Simi Valley facility. The Company also paid out $1.0 million in severance and $46,000 in facilities costs that were previously accrued. The Company recognized these costs in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” (EITF 95-3). The severance and related charges are expected to be paid by the end of fiscal year 2005. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008. As of April 30, 2005, $3.9 million remained to be paid for these charges. The following table illustrates the charges and the estimated timing of future payouts at April 30, 2005 (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at April 30, 2005
Severance	$(409)	$(2,085)	$1,200	$(8)	$(1,302)
Facilities	(1,969)	(119)	93	—	(1,995)
Relocation	(113)	(652)	28	85	(652)

Total	$(2,491)	$(2,856)	$1,321	$77	$(3,949)

Estimated timing of future payouts:
Remainder of fiscal 2005					$2,537
Fiscal 2006					1,088
Fiscal 2007					269
Fiscal 2008					55

Total					$3,949

9. Goodwill and Other Intangible Assets

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002.

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information”, (SFAS 131). A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under U.S. Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. Historically, the Company operated in two industry segments: (1) the design, development, manufacture, sale and service of Automatic Test Equipment, or ATE, and (2) the design, development, sale and service of software that assists in the development of test programs used in ATE. However, revenues from the software segment were not material to the Company’s operations in fiscal years 2002, 2001, and 2000. During fiscal years 2003 and 2004, the software segment further decreased in size and the remaining software operations were merged with the ATE segment. Currently, the Company operates in one industry segment, ATE. The Company also has a single reporting unit for purposes of SFAS 142, ATE, primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

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

Other intangible assets subject to amortization were as follows (in thousands):

April 30, 2005	Cost	Accumulated Amortization	Net
Developed technology	$125,206	$(42,456)	$82,750
Customer relations	19,802	(8,874)	10,928
Maintenance contracts	13,800	(2,530)	11,270
Product backlog	4,900	(4,492)	408
Trademarks	2,053	(2,053)	—
Patents	862	(819)	43
Non-compete agreements	750	(750)	—

Total	$167,373	$(61,974)	$105,399

October 31, 2004	Cost	Accumulated Amortization	Net
Developed technology	$125,206	$(36,328)	$88,878
Customer relations	19,802	(7,735)	12,067
Maintenance contracts	13,800	(1,150)	12,650
Product backlog	4,900	(2,042)	2,858
Trademarks	2,053	(1,848)	205
Patents	862	(732)	130
Non-compete agreements	750	(656)	94

Total	$167,373	$(50,491)	$116,882

Amortization expenses for the other intangible assets were $5.6 million and $2.5 million for the second quarter of fiscal 2005 and 2004, respectively. Amortization expenses for the other intangible assets were $11.5 million and $4.9 million for the first six months of fiscal 2005 and 2004, respectively.

The following schedule represents the breakdown of amortization expenses by intangible assets (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Developed technology	$2,994	$1,715	$6,129	$3,431
Customer relations	570	516	1,139	1,032
Maintenance contracts	690	—	1,380	—
Product backlog	1,225	—	2,450	—
Trademarks	103	103	205	205
Patents	43	43	86	86
Non-compete agreements	—	94	94	188

Total amortization expense	$5,625	$2,471	$11,483	$4,942

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
Remainder of fiscal 2005	$8,960
2006	16,604
2007	16,466
2008	14,518
2009	12,718
Thereafter	36,133

Total	$105,399

10. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted income (loss) per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(19,473)	$4,253	$(55,775)	$(7,216)
Interest on convertible subordinated notes	—	675	—	—
Amortization of convertible subordinated notes cost	—	288	—	—

Numerator for diluted net income (loss) per share – net income (loss)	$(19,473)	$5,216	$(55,775)	$(7,216)

Denominator:
Denominator for basic net income (loss) per share- Weighted-average shares	91,392	64,211	89,658	64,250
Effect of dilutive securities-employee stock options	—	991	—	—
Effect of dilutive securities-convertible notes	—	15,915	—	—

Denominator for diluted net income (loss) per share-adjusted weighted-average shares and assumed conversions	91,392	81,117	89,658	64,250

Basic net income (loss) per share	$(0.21)	$0.07	$(0.62)	$(0.11)

Diluted net income (loss) per share	$(0.21)	$0.06	$(0.62)	$(0.11)

At April 30, 2005 and 2004, there were options to purchase 19,452,389 and 9,779,015 shares of common stock outstanding at a weighted average exercise price of $13.03 and $20.43, respectively, which were excluded from the diluted net income (loss) per share calculation for the three and six months ended April 30, 2005 and 2004 as their effect was anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 and options to purchase 990,694 shares of common stock that were included in the diluted net income per share calculation for the three months ended April 30, 2004 because they were dilutive; however these shares were excluded from the diluted net loss per share calculation for the three and six months ended April 30, 2005 as their effect would be anti-dilutive. The Company excluded 615,157 common stock shares to be issued to Schlumberger from the diluted net loss per share calculation for the three and six months ended April 30, 2005 as their effect would be anti-dilutive.

11. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment”, (SFAS 123R). SFAS 123R revised SFAS 123. In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for annual reporting periods that begin after June 15, 2005, with early adoption permitted. The Company expects to adopt SFAS 123R effective November 1, 2006.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted or modified after the effective date of SFAS 123 (December 15, 1994). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also requires entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes-Merton) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of open form models such as “lattice” model. The Company has not yet determined which model it will use to estimate the fair value of employee stock options upon the adoption of SFAS 123R. The Company believes that the adoption of SFAS 123R will have a material effect on its results of operations. See Note 5, “Stock-Based Compensation” for the possible effect of adopting SFAS 123R on the Company’s financial position and results of operations. The Company, however, has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. The Company does not believe the adoption of SFAS 153 will have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

12. Contingencies and Guarantees

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Credence. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of Credence that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, no claims have arisen that would have required the Company to make payments related to these obligations, and the Company is not aware of any such claims pending as of April 30, 2005.

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

The Company has obligations to allow trade-in rights. As of April 30, 2005, the Company recorded approximately $1.3 million, the estimated fair value of this obligation, which is included in the condensed consolidated balance sheet under current liabilities.

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2010 of which $0.7 million have been written-off to special operating charges during the first quarter of fiscal 2004. See Note 14, “Restructuring and Special Charges” for further discussion.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At April 30, 2005, the Company had open and committed purchase orders totaling approximately $37.5 million.

The following summarizes our minimum contractual cash obligations and other commitments at April 30, 2005, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$28,543	$3,599	$6,678	$5,858	$5,023	$4,812	$2,573
Bank loans and notes payable related to leased products (2)	5,000	5,000	—	—	—	—	—
Interest on liabilities related to leased products	23	23	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	8,213	1,350	2,700	2,700	1,463	—	—
Schlumberger’s liability (4)	4,000	4,000	—	—	—	—	—
Residual value guarantees (4)	780	780	—	—	—	—	—
Trade-in commitments (4)	1,300	1,300	—	—	—	—	—
Minimum payable for information technology outsourcing including fees for early termination	3,807	2,345	1,462	—	—	—	—
Open and non-cancelable purchase order commitments	37,466	37,466	—	—	—	—	—

Total contractual cash and other obligations	$269,132	$55,863	$10,840	$8,558	$186,486	$4,812	$2,573

(1)	Approximately $2.2 million of this total has been accrued for as restructuring charge in the condensed consolidated balance sheets as accrued expenses and other liabilities.

(2)	This is recorded in the condensed consolidated balance sheets as bank loans and notes payable – leased products.

(3)	This is recorded in the condensed consolidated balance sheets as convertible subordinated notes.

(4)	This is recorded in the condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

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

The following table represents the activity in the warranty accrual for the six months ended April 30, 2005 and 2004 (in thousands):

	Six Months Ended
	April 30, 2005	April 30, 2004
Beginning balance, November 1, 2004 and 2003	$15,314	$5,501
Accruals for warranties issued during the period	8,082	9,029
Adjustments of prior period accrual estimates	—	(105)
Warranty claims made during the period	(10,825)	(5,330)

Ending balance	$12,571	$9,095

The Company occasionally offers warranties in excess of one year. Revenues associated with warranties beyond one year are deferred and recognized over the relevant period.

Legal Proceedings

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against the Company, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by the Company. Mr. Schmidt alleges damages in excess of $3,000,000 and seeks in addition punitive damages. Formal discovery has not yet commenced in this litigation. The Company intends to vigorously defend these claims and believe it possesses meritorious defenses to the claims.

The Company also is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company’s business, financial condition or results of operations.

13. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net income (loss)	$(19,473)	$4,253	$(55,775)	$(7,216)

Unrealized losses on available-for sale securities	(253)	(902)	(330)	(820)
Currency translation adjustment	238	806	482	(20)

Other comprehensive income (loss)	(15)	(96)	152	(840)

Total comprehensive income (loss)	$(19,488)	$4,157	$(55,623)	$(8,056)

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

In the second quarter of fiscal 2005, the Company recorded special charges to cost of good sold of $0.6 million related to the write-off of Octet assets and Vanguard II inventory as result of the Company’s decision to stop significant investment in these products.

In the first six months of fiscal 2005, the Company recorded special charges to cost of goods sold of $6.1 million of which $4.8 million related to the write-downs of excess and obsolete Octet and Vanguard II inventory, $1.6 million related to inventory liabilities, $0.6 million related to the write-off of Octet and Vanguard II assets and $0.6 million related to the write-off of obsolete Duo leased product offset by sales of fully reserved inventory of $1.5 million.

In fiscal 2004, the Company recorded special charges to cost of goods sold of $49.6 million. Of this $49.6 million, $45.0 million was directly related to inventory write-downs. These write-downs were made in connection with the acquisition of NPTest which resulted in duplicate product lines in the combined company. The Company evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, the Company identified production inventory, finished goods and consignment and demonstration inventory in excess of estimated future customer demand of approximately $35.2 million; write-downs of inventory to estimated current market value of approximately $9.8 million; purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million and other assets and expenses of approximately $2.7 million.

The total charges related to inventory write-downs from the fourth quarter of fiscal 2001, the fourth quarter of fiscal 2003, the third and fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 are approximately $97.2 million. Of this, approximately $35.7 million was scrapped, $1.2 million was written off and largely disposed of, $34.9 million was written down for lower of cost or market provisions and $4.4 million was sold and the remaining $21.0 million was still on hand as of April 30, 2005.

	Q4 FY01	Q4 FY03	Q3 FY04	Q4 FY04	Q1 FY05
Special charges	38,003	$9,440	$41,620	$3,359	$4,774
FY02 Scrapping	(6,205)	—	—	—	—
FY02 Write-off and largely disposed	(1,150)	—	—	—	—
FY02 Donation	(91)	—	—	—	—

10/31/02 Balance	30,557	9,440	—	—	—
FY03 Scrapping	(7,538)	(3,134)	—	—	—

10/31/03 Balance	23,019	6,306	—	—	—
FY04 Scrapping	(7,989)	—	(6,090)	—	—
FY04 Sale of fully reserved inventory	(2,341)	—	—	—	—
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	(7,215)	—	—	—	—
FY04 Octet-Quartet lower of cost or market adjustment on fully reserved inventory	—	—	(21,123)	—	—

10/31/04 Balance	5,474	6,306	14,407	3,359	—
FY05 Scrapping	(1,573)	(223)	(2,749)	—	(188)
FY05 Sale of fully reserved inventory	—	(106)	(1,930)	—	—
FY05 Octet lower of cost or market adjustment on fully reserved inventory	—	—	(6,523)	—	—

04/30/05 Balance	$3,901	$5,977	$3,205	$3,359	$4,586

Restructuring – operating expenses

During the second quarter of fiscal 2005, the Company recorded restructuring charges of approximately $0.4 million as operating expenses related to headcount reductions which the Company implemented in the quarter. During this period, the Company reduced headcount by approximately 19 employees. The affected employees were primarily in research and development (R&D) functions.

For the first six months of fiscal 2005, the Company recorded restructuring charges of approximately $2.0 million as operating expenses related to headcount reductions and to the write-off of property and equipment. The property and equipment write off, amounting to $1.1 million, resulted from the Company’s decision to halt additional research and development investment in one of its products that was rendered redundant by the acquisition of NPTest.

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

The following table illustrates the activity for the six-month period ended April 30, 2005 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at April 30, 2005
Severance	$(3,019)	$(884)	$2,239	$219	$(1,445)
Operating leases	(1,043)	(39)	848	—	(234)
Property and equipment	—	(1,089)	1,089	—	—
Other liabilities	(32)	(30)	30	32	—

Total	$(4,094)	$(2,042)	$4,206	$251	$(1,679)

Estimated timing of future payouts:
Fiscal 2005					$1,679

15. Employee Benefit Plans

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At April 30, 2005, the pension asset and liability was $0.8 million. The expenses associated with these plans were not material for the first six months of fiscal 2005.

The Company has a deferred compensation plan for certain employees. The assets in the plan consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The plan assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The plan’s assets of approximately $2.4 million at April 30, 2005 are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying condensed consolidated balance sheets.

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

In the second quarter of fiscal 2005, the Company’s chief decision makers reviewed the breakdown of revenues using different product line groupings; therefore, the table below represents the Company’s revised revenue by product line. The Company’s net sales by product line consisted of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
SoC	40%	16%	37%	19%
Analog Mixed Signal	21	46	20	43
Memory	2	19	3	17
Design Characterization Group	9	5	12	6
Service	28	14	28	15

Total	100%	100%	100%	100%

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
North America	33%	25%	37%	30%
Taiwan	6	20	5	17
China	8	10	5	6
Southeast Asia	15	29	15	15
Rest of Asia Pacific	13	6	13	18
Europe & Middle East	25	10	25	14

Total net sales	100%	100%	100%	100%

For the three months ended April 30, 2005, two customers accounted for 16% and 26% of the Company’s net sales. For the six months ended April 30, 2005, two customers accounted for 12% and 29% of the Company’s net sales. For the three and six months ended April 30, 2004, one customer accounted for 13% and 13% of the Company’s net sales, respectively.

As of April 30, 2005, two customers accounted for 18% and 19% of the Company’s gross accounts receivable, respectively. As of October 31, 2004, one customer accounted for 12% of the Company’s gross accounts receivable.

As of April 30, 2005 and 2004, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

17. Subsequent Events

On May 26, 2005, the Company and Schlumberger entered into an agreement to settle the outstanding obligation resulting from the acquisition of NPTest. The agreement requires the Company to pay Schlumberger $4.0 million in cash and $5.0 million in common stock which equates to 615,157 shares of common stock in accordance with the settlement terms. The common stock price is determined based on the average closing trading price of the Company’s common stock for five consecutive trading days that began on May 27, 2005 and ended on June 3, 2005. The Company has recorded this liability on its April 30, 2005 consolidated balance sheet as accrued expenses and other liabilities.

On May 31, 2005, the Company and Spirox Corporation entered into an agreement to combine the Company’s Taiwan operations with Spirox’s T1 test division into a jointly-owned corporation named Credence Spirox Integration Corporation. This new corporation will be dedicated to support the Company’s products in the Taiwan region. The Company will own approximately 10% of this new jointly-owned corporation.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the continuing of certain revenue recognition practices; estimated future restructuring payments; minimum contractual cash obligations and the effect of such obligations in future periods; our belief that the semiconductor equipment industry has slowed and is currently in a recession; sales, gross margins and operating results fluctuating in the future; our belief that the ability to effectively integrate NPTest will affect our future sales, gross margins and operating results; our intention to continue to evaluate goodwill on an annual basis; our intention to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow; our intention to vigorously defend claims brought by a former employee of the Company in connection with his termination and our belief that we possess meritorious defenses against such claims; our belief that claims that have arisen in the ordinary course of business will not have a material adverse effect on our business, financial condition or results of operations; our anticipation that net sales will increase approximately 2% to 7% for the third quarter of fiscal 2005; our belief that gross margins will increase in the next several quarters; investment of significant resources in the development and completion of new products and product enhancements; research and development expenses remaining approximately flat for the third quarter of fiscal 2005 as compared to the second quarter; selling, general and administrative expenses will rise in the next quarter as a result of costs associated with the Company’s Sarbanes-Oxley Section 404 process; remaining estimated annual amortization expenses for purchased intangible assets and deferred compensation for the remainder of fiscal years ending in 2005 through 2007; our expectation that our top ten customers in the aggregate continue to account for a large portion of our net sales for the foreseeable future; recording a full valuation allowance on domestic tax benefits; not recognizing any significant tax benefits in the future; investments in inventories continuing to represent a significant portion of our working capital; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; our belief that our current cash, investment positions and ability to borrow funds will be sufficient to meet anticipated business requirements for the next 12 months and the foreseeable future; future minimum lease payments; minimum contractual cash obligations, other commitments and the effect of such obligations in future periods; the impact of the adoption of certain accounting pronouncements on the Company’s financial positions or results of operations; the Company’s plan not to repatriate foreign earnings; our intention to introduce new products and product enhancements in the future; our need for continued significant expenditures for research and development, marketing and other expenses for new products; our intention to pursue additional acquisitions of product lines, technologies and businesses; our intention to develop new products that combine NPTest’s products and intellectual property with our products; manufacturing operations Simi Valley, California moving to Hillsboro, Oregon, and the timing and expected benefits of such consolidation; eliminations of positions resulting from the Facilities Restructuring Plan and the reduction in force; total charges and payouts, and the breakdown of total charges and payouts relating to the Facilities Restructuring Plan and the reduction in force; our expectation that we will incur significant costs related to the acquisition of NPTest; our expectation that our existing cash, marketable securities, and borrowing and receivable factoring facilities will be sufficient to meet out cash requirements to fund operations and expected capital expenditures for the foreseeable future; our expectation of continuing volatility in order activity; our expectation that our net revenues will decline during fiscal 2005 and may decline thereafter; our anticipation that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities; our belief that it is probable that orders will be canceled and delayed in the future; our anticipation of higher shipment levels of the larger production versions of the Kalos 2 product; our intention to continue to devote significant resources to new products and technologies; our intention to continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; our anticipation that international sales will continue to account for a significant portion of our total net sales; and those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to, difficulties in integrating NPTest technology with Credence technology; difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our software product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancements and related software tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; increased competition with regards to our software solutions; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; unanticipated difficulties in implementing the reduction in force and the Facilities Restructuring Plan; unanticipated costs arising from the implementation of the Facilities Restructuring Plan; delays in executing the Facilities Restructuring Plan; the need for additional restructuring actions; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; the timing of orders; unanticipated order cancellations for the Kalos 2 product; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties of the assumptions regarding anticipated amortization of intangible assets as a result of the NPTest acquisition; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; unanticipated difficulties in the remediation of internal control deficiencies; ability of the Company to maintain the requisite level of assets under its deferred compensation plan; increased fragmentation in the ATE industry and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this quarterly report on Form 10-Q are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-Q should assume that the information provided today will still be valid in the future. Such information speaks only as of the date of this Form 10-Q.

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

Major business developments during the second quarter of fiscal 2005 included:

•	Completion of the transfer of our manufacturing from the Milpitas, California facility to Hillsboro, Oregon;
•	Improvement in revenue of our SoC business;

•	Continuation of the transfer of our manufacturing from Simi Valley, California facility to Hillsboro, Oregon;

•	Began incurring significant development costs on our next generation flash memory tester; and

•	Delivery of the first high speed, high pin count, Sapphire systems (3208/1616) to major Integrated Device Manufacturers.

We believe that most of the major ATE industry participants were not consistently profitable for the years 2001 through 2004, indicating a very competitive marketplace mired in a cyclical downturn of unprecedented length and depth. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003. The test and assembly sector of the semiconductor equipment industry appeared to be recovering from the severe downturn that began in fiscal 2001. There were sequential improvements in the business environment in the first half of 2004; however, based on customer requested shipping delays and lower order activity experienced starting in the fourth quarter of fiscal 2004 and continuing through the second quarter of fiscal 2005, we believe that the industry again has slowed and there is uncertainty as to the strength and length of the current recession in the semiconductor capital equipment marketplace. Due to continued low visibility, until such time as we return to a period of sustainable profitability, we maintain a cautious outlook for future orders and sales levels.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and we believe will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, regulatory changes and outbreaks of hostilities. On May 28, 2004, we completed our acquisition of NPTest for a purchase price of $650 million consisting of stock, cash, assumption of NPTest stock options, and direct acquisition costs. Our ability to effectively integrate NPTest will affect our future sales, gross margins and operating results. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

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

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature products. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collection may be an issue, we may require a letter of credit to be established before products are shipped. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, (SFAS No. 13), which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2003 and 2004, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2004 and the first six months of fiscal 2005 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

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

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with our distributor relationships. Because of these business circumstances, we do not use “price protection,” “stock rotation” or similar programs with its distributors. We do not typically sell inventory into our distributors for eventual sale to end-users, but rather we sell product to the distributors on the basis of a purchase order received from an end-user. We evaluate any revenue recognition issues with respect to the end customer in light of our revenue recognition policy.

We sell stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2, “Software Revenue Recognition”, (SOP 97-2). The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. We also have embedded software in our semiconductor manufacturing equipment. We believe this embedded software is incidental to our products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

Deferred revenue includes deferred revenue related to maintenance contracts (and other undelivered services) and to extended warranties where products were sold with more than the standard one-year warranty. Deferred profit is related to equipment that was shipped to certain customers, but the revenue and cost of goods sold were not recognized because the customer-specified acceptance criteria has not been met as of the fiscal period end or because the customer is deemed to be a high credit risk and payment has not been received as of the fiscal period end.

We warrant our products to our customers generally for one year from the date of shipment. In addition to the provision of standard warranties, we may offer customer paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the applicable term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

For certain customers, typically those with whom we have long-term relationships, we may grant extended payment terms. Certain of our receivables have due dates in excess of 90 days, and we have a history of successfully collecting these extended payment term accounts receivable.

Accounts Receivable Sales without Recourse

We have an agreement with a commercial bank to sell certain of our trade receivables in non-recourse transactions. These receivables are not included in our consolidated balance sheet as the criteria for sale treatment established by Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”,

(SFAS 140), had been met. Under SFAS 140, after a transfer of financial assets, an entity derecognizes financial assets when the control has been surrendered. We believe our factoring agreement meets the criteria of a true sale of these assets since the acquiring party retains the title to these receivables and has assumed the risk that the receivables will be collectible. The trade receivables are sold at a discount plus administrative and other fees. The discount amount, administrative and other fees are accounted for in other income and expenses, net in the condensed consolidated statements of operations. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities in the condensed consolidated statements of cash flows.

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

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue in the period 2001 through today and continued uncertainty regarding the timing and strength of the recovery in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. Since fiscal 2001 through the second fiscal quarter of 2005, we have recorded a total of $142.2 million in charges for the write-offs of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has arisen unexpectedly. We have occasionally encountered unexpected demand for old products as well as inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or our current product development plans change.

We consign a portion of our finished goods inventory to both external and internal customers primarily for the purpose of customer demonstration or applications development. This inventory is categorized as other long-term assets on the balance sheet. We depreciate all consigned inventories during the period that they are held on consignment over periods ranging from 18 months to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

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

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142), which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002.

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

We evaluate the carrying value of our long-lived assets, consisting primarily of purchased intangible assets, and property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, (SFAS 144). Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We made certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of one to ten years.

We also reviewed long-lived assets for impairment at the end of January 2005, largely because of lower revenues than in the preceding two quarters. We determined that the sum of the expected future undiscounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of other intangibles was recognized. However, no assurances can be given that future evaluations of other intangibles will not result in future impairment charges. We will continue to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow.

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

In addition to the provision of standard warranties, we may offer customer-paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the term of the contract. Related costs for extended warranty services are recorded as incurred.

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

Our net deferred tax asset balance as of April 30, 2005 was $0.3 million that relates to our foreign subsidiaries that are currently generating taxable income. Our domestic deferred tax assets have a full valuation allowance against them due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Restructuring Charges

Over the past years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and the economic downturn. These measures, which included major changes in senior management, reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, write-offs of property and equipment and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities initiated prior to October 31, 2004 were recorded in compliance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (SFAS 146). Severance and benefit costs associated with restructuring activities initiated in or after October 2004 are recorded in accordance with Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Postemployment Benefits”, (SFAS 112), as we concluded that (a) we had a substantive postemployment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

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

RESULTS OF OPERATIONS

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	57.1	48.0	60.0	50.2
Cost of goods sold – special charges	0.6	—	3.1	—

Gross margin	42.3	52.0	36.9	49.8
Operating expenses
Research and development	22.3	16.7	23.0	19.1
Selling, general and administrative	31.3	28.3	32.3	31.0
Amortization of purchased intangibles and deferred compensation	6.2	2.7	6.7	3.2
Restructuring charges	0.4	—	0.9	0.4

Total operating expenses	60.2	47.7	62.9	53.7

Operating income (loss)	(17.9)	4.3	(26.0)	(3.9)

Net income (loss)	(19.1)%	4.5%	(28.5)%	(4.4)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, capital and operating lease sales. Net sales for the three and six months ended April 30, 2005 reflected sales for the combined sales of former NPTest and Credence Systems Corporation versus no former NPTest in the same periods of fiscal 2004. Net sales were $101.9 million for the second quarter of fiscal 2005 representing an increase of 7% from net sales of $95.1 million during the second quarter of fiscal 2004. Net sales increased approximately 9% from $93.9 million in the first quarter of fiscal 2005. Net sales increased $32.6 million, or 20%, to $195.8 million for the six months ended April 30, 2005 from $163.3 million for the six months ended April 30, 2004. Revenue from our SoC, design characterization group and service products increased to $78.4 million in the second quarter of 2005 from $33.8 million during the second quarter of fiscal 2004, constituting 47% of the total increase in net sales. However, revenue from our analog mixed signal and memory products decreased to $23.4 million in the second quarter of fiscal 2005 from $61.3 million in the second quarter of 2004, representing a decrease of 41% of the total net sales. For the six months ended April 30, 2005 and 2004, revenue from our SoC, design characterization group and service products increased to $150.4 million from $65.4 million, respectively, constituting 52% of the total increase in net sales. However, revenue from our analog mixed signal and memory products decreased to $45.4 million in the first six months of fiscal 2005 from $97.9 million in the first six months of fiscal 2004, representing a decrease of 32% of the total net sales. Sustainability of the revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate that net sales will increase approximately 2% to 7% for the third quarter of fiscal year 2005 as compared to the second quarter.

International net sales accounted for approximately 67% of total net sales in the second quarter of fiscal 2005 compared with 75% in the second quarter of fiscal 2004. International net sales accounted for approximately 63% and 70% of total net sales in the first six months of fiscal 2005 and 2004, respectively. Our net sales to the Asia Pacific region accounted for approximately 42% and 65% of total net sales in the second quarter of fiscal 2005 and 2004, respectively, and thus are subject to the risk of economic instability in that region that may materially adversely affect the demand for our products. Capital markets in Asia historically have been highly volatile, resulting in economic instabilities. Instabilities may recur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula as well as health risks such as the Severe Acute Respiratory Syndrome in the Asian region may affect future orders from this region and the timing of or payment for shipments made to this region.

In the second quarter of fiscal 2005, our chief decision makers reviewed the breakdown of revenues using different product line groupings; therefore, the table below represents our revised revenue by product line. Our net sales by product line in the first three and six months of fiscal 2005 and 2004 consisted of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
SoC	40%	16%	37%	19%
Analog Mixed Signal	21	46	20	43
Memory	2	19	3	17
Design Characterization Group	9	5	12	6
Service	28	14	28	15

Total	100%	100%	100%	100%

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-downs, sell-through of previously written-down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin was 42% and 37% for the three and six months periods ended April 30, 2005, respectively. For the comparable periods ended April 30, 2004 the gross margins were 52% and 50%, respectively. The decrease in gross margins primarily reflects lower operating efficiencies, other factors described below and the effect of $0.6 million and $6.1 million of costs of sales in special charges in the three and six months ended April 30, 2005, respectively. The special charges were for excess and obsolete Octet and Vanguard II inventory and assets due to our decision to discontinue significant future investment in these redundant product lines stemming from the acquisition of NPTest. The remaining decrease is primarily attributable to higher under absorption due to under-utilization of our two manufacturing sites and lower margin product mix. In addition, during the three and six month periods ended April 30, 2005 our gross margin benefited by approximately 1.2% and 4.3%, respectively, from the sale of fully reserved inventory. For the comparable periods ended April 30, 2004 the gross margins benefited by approximately 1.5% and 1.2%, respectively, from the sale of fully reserved inventory. Excluding the effect of the special charges, we believe gross margins will increase in the next several quarters as compared to the second quarter of fiscal 2005 primarily due to increase manufacturing efficiencies resulting from the consolidation of our manufacturing facilities.

Research and Development

Research and development, or R&D, expenses for the three and six months ended April 30, 2005 reflected expenses for the combined operations of former NPTest and Credence Systems Corporation versus no former NPTest in the same periods of fiscal 2004. R&D expenses were $22.7 million in the three months ended April 30, 2005, compared to $15.9 million for the same period in the prior fiscal year, an increase of 43%. R&D expenses were $45.1 in the first six months of fiscal 2005, compared to $31.1 million from the same period in the prior fiscal year, an increase of 45%. This increase in R&D expenses for the second quarter of fiscal 2005 as compared to the same period in fiscal 2004 is primarily due to the purchase of NPTest in the third quarter of fiscal 2004 and new product investment of approximately $8.5 million which were offset by lower bonus expense and lower maintenance contract expenses of approximately $1.6 million. R&D expenses increased during the six months ended April 30, 2005 as compared to the same period of fiscal 2004 also due primarily to the purchase of NPTest in the third quarter of fiscal 2004 which contributed additional R&D expenses of approximately $13.7 million. We will continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain approximately flat for the third quarter of fiscal year 2005 as compared to the second quarter.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses for the three and six months ended April 30, 2005 reflected expenses for the combined operations of former NPTest and Credence Systems Corporation versus no former NPTest in the same periods of fiscal 2004. SG&A expenses were $31.9 million in the three months ended April 30, 2005, compared to $27.0 million for the same period in the prior fiscal year, an increase of 18%. SG&A expenses were $63.2 million in the first six months of fiscal 2005, compared to $50.7 million for the same period in the prior fiscal year, an increase of 25%. The increase in G&A expenses for the second quarter of fiscal 2005 as compared to the same period in fiscal 2004 is primarily due to $3.3 million in integration expenses, $0.6 million in amortization expense of fixed assets write up, $0.6 million in Sarbanes-Oxley related costs, $1.3 million increase in field operation expenses, $1.7 million increase in consignment amortization expense and $0.7 million increase in marketing expenses. Most of these increases are primarily attributable to the acquisition of NPTest. These increases were offset by lower commission expenses of approximately $2.6 million due to the change in commissions plan and reduced sales through distributor, as well as a decrease in bonus expense of approximately $1.0 million. SG&A expenses increased during the six months ended April 30, 2005 as compared to the same period of fiscal 2004 also due primarily to the acquisition of NPTest which contributed an additional $7.0 million in integration expenses, $1.2 million in amortization expense of fixed assets write up, $1.0 million in Sarbanes-Oxley related costs, $4.5 million increase in field operation expenses relating to an overall increase in service sales, $3.3 million increase in consignment costs and a $1.6 million increase in marketing expenses. These increases were offset by lower commission expenses of approximately $4.1 million due to the change in commissions plan and reduced sales through distributor, as well as a decrease in variable compensation of approximately $2.1 million. We expect SG&A expenses will rise in the next quarter as a result of costs associated with our Sarbanes-Oxley, Section 404 process.

Amortization of Purchased Intangibles and Deferred Compensation

Amortization of purchased intangible and deferred compensation expenses of $6.3 million for the three months ended April 30, 2005, compared to $2.6 million for the same period of the prior fiscal year, an increase of 141%. Amortization of purchased intangible and deferred compensation expenses were $13.0 million for the six months of fiscal 2005, compared to $5.2 million for the same period in the prior fiscal year, an increase of 148%. The increase in amortization expense is primarily due to the additional amortization resulting from the purchase of NPTest during the third quarter of fiscal 2004. Remaining estimated annual amortization expense for purchased intangible assets and deferred compensation is expected to be $10.4 million, $19.2 million, and $18.7 million, for the remainder of fiscal years ending in 2005 through 2007, respectively. See Note 9, “Goodwill and Other Intangible Assets” of the notes to condensed consolidated financial statements for detail breakdown of amortization expense by category. As of November 1, 2002 we adopted SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. We completed our annual goodwill impairment test as of July 31, 2004 and most recently as of January 31, 2005 primarily as a result of lower revenues. Under all such tests, we determined that no potential impairment existed and as a result, we have not recognized any impairment losses in connection with SFAS 142.

Restructuring Charges

During the second quarter of fiscal 2005, we recorded a restructuring charge of approximately $0.4 million primarily for severance and related charges. During the first six months of fiscal 2005, we recorded a restructuring charge of approximately $1.8 million for severance and related charges, and property and equipment write-offs. These charges were associated with headcount reduction and the discontinued investment in our Vanguard II product.

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

Interest Income

We generated interest income of $0.7 million and $1.3 million in the second quarter of fiscal 2005 and 2004, respectively. For the six months ended April 30, 2005 and 2004, interest income was $1.3 million and $2.5 million. The decline in interest income was primarily due to lower cash and investment balances in fiscal 2005 offset by the rise in interest rates.

Interest Expense

Interest expenses were $0.7 million and $0.8 million for the second quarter of fiscal year 2005 and 2004, respectively. For the six months ended April 30, 2005 and 2004, interest expenses were $1.5 million and $1.7 million, respectively. The decrease in interest expense in fiscal 2005 is primarily attributable to the pay-off of three notes payable related to leased products during the first quarter of 2005.

Other Income, Net

Other income and expenses, net was $2.0 million and $0.8 million of income for the second quarter of fiscal 2005 and 2004, respectively. The increase in other income and expenses, net, in the second quarter of fiscal 2005 was primarily due to the adjustment to fair value of an acquired liability owed to the former parent of NPTest, Schlumberger Limited (Schlumberger). The decrease in the liability during the second quarter of fiscal 2005 was $3.0 million as the aforementioned liability decreased to $9.0 million at April 30, 2005 from $12.0 million at January 31, 2005. The increase was offset by an unfavorable change in foreign currency valuation of approximately $1.0 million and loss on property and equipment disposals of approximately $0.8 million. For the six months ended April 30, 2005 and 2004, other income, net was $1.9 million and $0.7 million. The increase in other income and expenses for the six months of fiscal 2005 was primarily due to the adjustment to fair value of the acquired liability owed to Schlumberger. The decrease in the liability was $1.3 million as the liability decreased to $9.0 million at April 30, 2005 from $10.3 million at October 31, 2004. See Note 8, “Acquisitions” of the notes to the condensed consolidated financial statements for further discussion of this liability. We expect to discharge the liability to Schlumberger in the third quarter of fiscal 2005.

Income Taxes

We recorded an income tax provision of $3.2 million and $6.6 million for the three and six months ended April 30, 2005, respectively, as compared to $1.1 million and $2.4 million for the same periods of fiscal 2004, respectively. The income tax expense for the periods consist of foreign tax expense on earnings generated from our foreign operations. We expect to record a full valuation allowance on domestic tax benefits from ongoing losses generated in the U.S. until we can sustain a consistent level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of fiscal 2005, net cash used in operating activities was $12.8 million. The primary use of this cash resulted from increases in net working capital in the amount of $2.6 million, and a net loss of $55.8 million offset by depreciation and amortization adjustments during the period of $34.4 million, non-cash charges of $7.8 million and inventory write down, bad debt expense and loss on disposal of property and equipment of approximately $3.4 million.

Investing activities provided cash of $0.6 million during the first six months of fiscal 2005, primarily attributable to $6.4 million of cash received from net sales of available-for-sale securities partially offset by $5.8 million of cash used for purchases of property and equipment to support our business.

Financing activities provided net cash of $2.3 million during the first six months of fiscal 2005. The cash provided was primarily from $3.4 million received from the issuance of common stock relating to our employee equity plans which was offset by payments of bank loans and notes payable related to leased products of $1.1 million.

As of April 30, 2005, we had working capital of $366.4 million, including cash and short-term investments of $148.3 million, and accounts receivable and inventories totaling $218.1 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. Events related to these factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

As a result of the NPTest acquisition, we were required to make a payment to Schlumberger Limited at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger Limited. The future payment date could be triggered by various events, including certain distributions by NPTest Holding, LLC to its members, or at Schlumberger’s option, it could be triggered on May 28, 2005. The payment amount was contingent upon the value of our common stock at the time of distribution. If triggered by Schlumberger’s option, we could generally settle this payment in cash or stock. If triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger would have been made in cash or stock or both. In May 2005, the parties reached a settlement which requires us to pay Schlumberger approximately $4.0 million in cash and $5.0 million in stock which equates to 615,157 shares of common stock in accordance with the settlement terms. The common stock price was determined based on the average closing trading price of the Company’s common stock for five consecutive trading days that began on May 27, 2005 and ended on June 3, 2005.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and in the foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

We lease some of our facilities and equipment under operating leases that expire through 2010 of which $0.7 million have been written-off to special operating charges during the first six months of fiscal 2004, net of expected sublease income. The approximate future minimum lease payments at April 30, 2005 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2005	$3,599	$779	$2,820
Fiscal 2006	6,678	1,452	5,226
Fiscal 2007	5,858	—	5,858
Fiscal 2008	5,023	—	5,023
Fiscal 2009	4,812	—	4,812
Thereafter	2,573	—	2,573

	$28,543	$2,231	$26,312

The leases written off in special charges of $2.2 million are accounted for in our accrued expenses and other liabilities balance on the condensed consolidated balance sheets at April 30, 2005.

In the fourth fiscal quarter ending October 31, 2005, we plan to move our San Jose, California operations to our Milpitas, California facility. We expect to record a charge in that quarter of approximately $10.0 million for the write-off of the remaining lease payments on the San Jose facility, expiring in October 2009, net of expected sublease income.

The following summarizes our minimum contractual cash obligations and other commitments at April 30, 2005, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$28,543	$3,599	$6,678	$5,858	$5,023	$4,812	$2,573
Bank loans and notes payable related to leased products (2)	5,000	5,000	—	—	—	—	—
Interest on liabilities related to leased products	23	23	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	8,213	1,350	2,700	2,700	1,463	—	—
Schlumberger’s liability (4)	4,000	4,000	—	—	—	—	—
Residual value guarantees (4)	780	780	—	—	—	—	—
Trade-in commitments (4)	1,300	1,300	—	—	—	—	—
Minimum payable for information technology outsourcing including fees for early termination	3,807	2,345	1,462	—	—	—	—
Open and non-cancelable purchase order commitments	37,466	37,466	—	—	—	—	—

Total contractual cash and other obligations	$269,132	$55,863	$10,840	$8,558	$186,486	$4,812	$2,573

(1)	Approximately $2.2 million of this total has been accrued for as restructuring charge in the condensed consolidated balance sheets as accrued expenses and other liabilities.

(2)	This is recorded in the condensed consolidated balance sheets as bank loans and notes payable – leased products.
(3)	This is recorded in the condensed consolidated balance sheets as convertible subordinated notes.
(4)	This is recorded in the condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At April 30, 2005, we had open and committed non-cancelable purchase orders totaling approximately $37.5 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at April 30, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

Net transfer of inventory to property and equipment was $149,000 for the first six months of fiscal year 2005. Mature product spare parts that are used in our service business are classified as other assets. In addition, we capitalize a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development which we classify as product consignment and include in other assets.

As of April 30, 2005, our principal sources of liquidity consisted of approximately $85.1 million of cash and cash equivalents, and short-term investments of $63.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R revised SFAS 123. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that the costing resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use the fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all annual reporting period that begins after June 15, 2005, with early adoption permitted. We expect to adopt SFAS 123R effective November 1, 2006.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted or modified after the effective date of SFAS 123 (December 15, 1994). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also requires entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes-Merton) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a

“lattice” model. We have not yet determined which model we will use to estimate the fair value of employee stock options upon the adoption of SFAS 123R. We believe that the adoption of SFAS 123R will have a material effect on our results of operations. See Note 4, “Stock-Based Compensation” of the notes to the condensed consolidated financial statements for the possible effect of adopting SFAS 123R on our financial position and results of operations. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, (SFAS 153). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (FSP FAS 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. We currently have no plans to repatriate foreign earnings.

RISK FACTORS

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	loss of certain key customers who account for large portion of our revenue;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	difficulties integrating NPTest into our organization;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEM, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities as well as health issues such as Severe Acute Respiratory Syndrome, or SARS, especially in Asia.

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

Some of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business.

Over time, we have expanded our base of customers; however, large portion of our revenues are generated from a small number of key customers. In particular, two customers accounted for 42% of our net sales for the three months ended April 30, 2005. Our top ten customers accounted for 74% of our net sales for the three months ended April 30, 2005. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

When we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.

We have developed in large part through mergers and acquisitions of other companies and businesses. We intend in the future to pursue additional acquisitions of product lines, technologies and businesses. We may utilize cash or we may continue to issue debt or equity securities to pay for future acquisitions, which may be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have affected and could continue to materially adversely affect our business, financial condition and results of operations. In May 2005, we reached a settlement with Schlumberger which requires us to pay Schlumberger approximately $4.0 million in cash and $5.0 million in stock which equates to 615,157 shares of our common stock under the settlement terms.

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

Achieving the anticipated benefits of the merger will depend, in part, on the integration of technology, operations and personnel of Credence and NPTest. We cannot assure you that the integration will be successful or that the anticipated benefits of the merger will be fully realized. The challenges involved in this integration include the following:

•	satisfying the needs of the combined company’s customers in a timely and efficient manner;

•	persuading the employees that our business culture is compatible with NPTest’s business culture and retaining the combined company’s key personnel;

•	completing the move of the Simi Valley, California manufacturing facility to Hillsboro, Oregon without disrupting the manufacturing capacity and ability to produce former NPTest products;

•	maintaining the dedication of the combined company’s management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	maintaining the combined company’s management’s ability to focus on anticipating, responding to or utilizing changing technologies in the IC test equipment industry;

•	maintaining NPTest’s key supplier relationships;

•	introduction by competitors of new, disruptive technologies to the marketplace which reduce NPTest’s market share prior to the successful integration of the two companies; and

•	integrating processes and controls to effectively monitor, control, and manage our financial statement close process.

In order to effectively deal with the changes brought on by the scale of the NPTest acquisition, we are implementing and improving a variety of operating, financial, and other systems, processes, procedures, and controls. However, we cannot be certain that any existing or new implementation of our systems, processes or controls, including the implementation of the NPTest processes and controls on our primary business applications (including our SAP ERP system) will be adequate to support potential fluctuations in our operations during the transition or will be accomplished without disruptions in our business. In addition, during our fiscal 2004 year end close and audit processes, our independent registered public accounting firm and we identified certain material weaknesses in our internal controls and certain additional internal control deficiencies. Although we have implemented changes in our internal controls over financial reporting, we have not completely remediated the noted material weaknesses and internal control deficiencies as of April 30, 2005, and such deficiencies may continue for one or more quarters. There can be no assurance that we will completely remediate the noted material weaknesses and internal control deficiencies. Any failure to implement, improve and expand such systems, processes, or controls efficiently or to completely remediate the noted internal control deficiencies could have a material adverse effect on our business, financial condition or results of operations.

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

As a result of our acquisition of NPTest, we expect to incur significant costs and may be required to take additional charges.

To date, the combined company has incurred approximately $5.9 million in direct costs associated with the merger which was capitalized as part of the overall purchase price. In addition, we recorded a charge of $7.9 million for the write off of in-process research and development and incurred $7.7 million of restructuring charges resulting from the purchase of NPTest. We believe the combined entity may incur additional charges to operations, which cannot be reasonably estimated at this time. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we evaluated the current inventory valuations of our products to determine if the inventory values have been impaired. The primary area of market segment overlap is in the higher-end system-on-a-chip marketplace where we have chosen to focus future investment on the development of the NPTest Sapphire product rather than our Octet product. The review and evaluation resulted in a special charge of $49.6 million in fiscal 2004 and $6.1 million for the first six months of fiscal 2005. Of the combined amount, $49.8 million was directly related to inventory write-downs. The remaining $5.9 million related to vendors’ liabilities, spare part write-downs, long-lived assets write-offs, the scrapping of existing work orders and workforce reductions.

In November 2004 we announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities as well as result in a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily in the May to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $26.4 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $4.9 million in expenses for relocation, retention and other, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.0 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments.

We may be required to take additional charges for excess and obsolete inventory and impairment of property and equipment as a result of this integration in the future.

We operate in a volatile industry – indicator of goodwill and other long-lived assets impairment under SFAS 142 and SFAS 144 may be present from time to time.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002. In the first six months of fiscal 2005 and fiscal year 2004, goodwill increased by approximately $2.3 million and $384.9 million, respectively, due to our acquisition of NPTest.

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

We have $180 million principal amount of 1.5% Convertible Subordinated Notes, (Notes), due in 2008. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could:

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

The semiconductor industry is cyclical.

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

To better align our business model with the cyclicality of our business, in November 2004 we announced a Facilities Restructuring Plan that will close both of NPTest’s major North American facilities as well as result in a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California will be moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily during the May to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $26.4 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $4.9 million in expenses for relocation, retention and other, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.0 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments. A reduction in force affecting approximately 138 positions or 7% of our employees and contract workers occurred on November 18, 2004. This action, combined with the Facilities Restructuring Plan, will result in the elimination of approximately 298 positions or 14% of our global work force. We recorded a severance charge in the fourth fiscal quarter ended October 31, 2004 of approximately $2.5 million in connection with the employee reduction taken on November 18, 2004. There can be no assurance that we will achieve all of the cost savings contemplated by these cost reduction measures.

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

In fiscal 2004, we experienced a strong growth in sales of the Kalos 2 product; however, sales from our Kalos 2 product have been relatively limited for the first six months of fiscal 2005. Based on the strong growth we experienced in the second half of fiscal 2004, we had previously anticipated higher shipment levels of the larger production of this product and subsequently made significant inventory purchases and commitments. If the growth in sales of Kalos 2 product does not materialized, it may result in inventory write-off. The inventory write-off could have a material adverse effect on our financial condition and or results of operations.

We have approximately $37.5 million of open and non-cancelable purchase order commitments outstanding at April 30, 2005. These are primarily for inventory purchases being made to support the anticipated revenues for the third and fourth quarter of fiscal 2005.

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

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue has been recognized from the Octet product family through April 30, 2005. Following the acquisition of NPTest, we have chosen to focus future investment on the Sapphire product rather than our Octet product. We have historically experienced some delays related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, (SAB 104), we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties, including difficulties resulting from the integration of NPTest, that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations.

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

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware and software products or enhancements and related software tools. Our inability to introduce new products and related software tools that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. In addition, capacity utilization at outsourced assembly and test houses continues at low levels which is likely to depress our non-integrated device manufacturers, or IDM business until such time that demand and supply conditions improve. Any decline in demand for our hardware or software products could have a materially adverse effect on our business, financial condition or results of operations.

The fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources.

Over the last several years we have experienced significant fluctuations in our operating results. In fiscal 2004, our net sales increased by 141% from those recorded in fiscal 2003, and in fiscal 2003, our net sales increased by 11% from those recorded in fiscal 2002; however, in fiscal 2002, our net sales fell 46% from those recorded in fiscal 2001 as the semiconductor industry continued in a steep cyclical downturn. Since 1993, except for the recent and current cost-cutting efforts and those during fiscal 1998 and the first half of fiscal 1999, we have overall significantly increased the scale of our operations to support periods of generally increased sales levels and expanded product offerings and have expanded operations to address critical infrastructure and other requirements, including the hiring of additional personnel, significant investments in research and development to support product development, acquisition of the facilities in Oregon and California, further investments in our ERP system and numerous acquisitions. These fluctuations in our sales and operations have placed and are continuing to place a considerable strain on our management, financial, manufacturing and other resources. In order to effectively deal with the changes brought on by the cyclical nature of the industry, we have been required to implement and improve a variety of highly flexible operating, financial and other systems, procedures and controls capable of expanding or contracting consistent with our business. However, we cannot be certain that any existing or new systems, procedures or controls, including our ERP system, will be adequate to support fluctuations in our operations or that our systems, procedures and controls will be cost-effective or timely. Any failure to implement, improve and expand or contract such systems, procedures and controls efficiently and at a pace consistent with our business could have a material adverse effect on our business, financial condition or results of operations.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 6%, 23% and 19% of our net sales in the first six months of fiscal 2005 and fiscal years ended October 31, 2004 and 2003, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

In addition, Statement on Financial Accounting Standard No. 123R “Share-Based Payment” requires that employee stock option and employee stock purchase plans shares be treated as a compensation expense. SFAS 123R is effective for all annual reporting period that begins after June 15, 2005. We expect to adopt SFAS 123R effective November 1, 2006. The adoption of this statement is expected to result in significant compensation charges. For example, for the first six months of fiscal 2005 and fiscal years ended October 31, 2004, had we accounted for stock-based compensation plans using FAS 123 as amended by FAS 148, diluted loss per share would have been increased by $0.14 and $0.41, respectively. We believe that the adoption of SFAS 123R will have a material effect on our results of operations. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

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

International sales accounted for approximately 63%, 72% and 64% of our total net sales for the first six months of fiscal 2005 and fiscal years 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding any health risks on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	an outbreak of hostilities in markets where we sell our products including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences;

•	the possibility of difficulty in accounts receivable collection;

•	greater difficulty in maintaining U.S. accounting standards; and

•	greater difficulty in protecting intellectual property rights.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 37%, 52% and 38% of our total net sales in the first six months of fiscal 2005 and fiscal years 2004 and 2003, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS or other health risks could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

No single Asian end-user customer accounted for more than 10% of our net sales during the first six month of fiscal 2005 and fiscal 2004 or 2003. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% and 10% of our net sales in fiscal 2004 and 2003, respectively. Two customers headquartered in the U.S. accounted for 29% and 12% of our net sales in the first six months of fiscal 2005. One customer headquartered in the U.S. accounted for 11% of our net sales in fiscal 2004.

In addition, one of our major distributors, Spirox Corporation, which accounted for 6%, 23% and 19% of our net sales in the first six months of fiscal 2005, fiscal 2004 and 2003, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. With the scale of the NPTest acquisition, we are implementing and improving a variety of operating, financial, and other systems, processes, procedures, and controls. This work includes the implementation of the NPTest activities on our primary business applications including the SAP ERP system. In addition, during our fiscal 2004 year end close and audit processes, our independent registered public accounting firm and we identified certain material weaknesses in our internal controls and certain additional internal control deficiencies. Although we have implemented changes in our internal controls over financial reporting, we have not completely remediated the noted material weaknesses and internal control deficiencies as of April 30, 2005, and such deficiencies may continue for one or more quarters. There can be no assurance that we will completely remediate the noted material weaknesses and internal control deficiencies. Any failure to implement, improve and expand such systems, processes, or controls efficiently or to completely remediate the noted internal control deficiencies could have a material adverse effect on our business and our ability to achieve and maintain an effective internal control environment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

		Future maturities of investments held at April 30, 2005
	Balance October 31, 2004	Balance April 30, 2005	2005	2006	2007	2008	Thereafter
Cash equivalents
Amounts	$94,052	$85,134	$85,134	—	—	—	—
Average rate	0.80%	1.31%	1.31%	—	—	—	—
Short term investments
Amounts	$69,182	$62,748	$62,748	—	—	—	—
Average rate	5.54%	2.89%	2.89%	—	—	—	—

Total investment	$163,234	$147,882	$147,882	—	—	—	—
Average rate	2.80%	1.98%	1.98%	—	—	—	—
Equity instruments	$772	$460	$460	—	—	—	—

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

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency were approximately $649,000 gain and $117,000 loss for the first six months of fiscal year 2005 and 2004, respectively and included in other income, net on the condensed consolidated statements of operations.

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

Interest Rate Risk

The Convertible Subordinated Notes bear interest at a fixed rate of 1.5%, and therefore changes in interest rates do not impact our interest expense on this debt. We, from time to time, have outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, we expect that a 10% change in interest rate will not have any material effect on our interest expense.

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

Identification of Material Weaknesses. During the fourth quarter of fiscal 2004, our financial resources became significantly strained due to the integration of the recently acquired NPTest business. In addition to the considerable integration activities, we suffered significant financial staff turnover in the NPTest business. These conditions resulted in our risk assessment and management process not being effective in planning and overseeing the integration of the financial processes related to this newly acquired business. As a result, during the year-end close, our financial statement close process did not effectively monitor, control, and manage certain related sub-processes especially in connection with our newly acquired business. In particular, the communication, analysis, and review elements of the enterprise wide financial statement close process did not reduce to a relatively low level of risk the potential that errors or fraud in amounts that would be material in relation to the consolidated financial statements may occur and not be detected within a timely period by management in the normal course of business. Throughout the fiscal 2004 year end close and audit processes, a number of issues were discovered by us and our independent auditors which resulted in adjustments in our financial statements. Upon discovery of these issues, we performed additional procedures to ensure the accuracy of the fiscal 2004 financial statements. In addition, we analyzed the nature of the adjustments and identified the associated internal control weaknesses. Additionally, our independent registered public accounting firm have reviewed the internal controls associated with these processes and have concluded that the adjustments discovered throughout the year end close and audit process were the result of material weaknesses in our internal control over the financial close process. The material weaknesses consist of failures to ensure:

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

We are currently searching for qualified candidates for those positions identified as being advisable additions and strengthening the controls around those processes determined to be material weaknesses or internal control deficiencies. We currently are unable to determine when the above noted material weaknesses and internal control deficiencies will be fully remediated. However, because remediation will not be completed until we have completed staffing changes and strengthened the pertinent controls, we believe that the material weaknesses and internal control deficiencies noted above continued to exist at April 30, 2005. In addition, we presently do not believe that we will be able to completely remediate the above noted internal control deficiencies by the end of our third quarter of fiscal 2005, and we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2005 that the material weaknesses and internal control deficiencies continue to exist.

Changes in Internal Control over Financial Reporting. During the quarter ended April 30, 2005, we have made the following changes in our internal control over our financial reporting:

•	Implemented improved controls over our financial close process including increased management review of account reconciliations and subsidiary trial balances; and

•	Enhanced revenue recognition management process.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against us, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by Credence. Mr. Schmidt alleges damages in excess of $3,000,000 and seeks in addition punitive damages. Formal discovery has not yet commenced in this litigation. We intend to vigorously defend these claims and believe we possess meritorious defenses to the claims.

We also are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Our stockholders voted upon the following proposals at the Annual Meeting of Stockholders held on March 23, 2005.

1.	A proposal to elect one director to serve for a one-year term ending in 2006 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Dipanjan Deb	81,769,118	1,165,625

A proposal to elect one directors each to serve for a two-year term ending in 2007 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
David A. Ranhoff	80,343,047	2,591,696

A proposal to elect four directors each to serve for a three-year term ending in 2008 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Ashok Belani	80,124,123	2,810,620
Graham J. Siddall	80,342,104	2,592,639
Jon D. Tompkins	66,020,636	20,446,463
Lori Holland	81,988,027	946,716

2.	A proposal to adopt the 2005 Credence Systems Corporation Stock Incentive Plan:

For	Against	Abstain	Non-vote
48,914,803	16,427,266	3,380,271	14,212,403

3.	A proposal to ratify the appointment of Ernst & Young LLP as our independent registered accounting firm was approved as follows:

For	Against	Abstain
80,820,743	2,077,928	36,072

Item 5. Other Information.

None

Item 6. Exhibits.

(a) See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

June 9, 2005 Date	/S/ JOHN BATTY
John Batty Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(3)	Certificate of Designation for the Non-Voting Convertible Stock of the Company.

10.1	Settlement Agreement dated May 26, 2005, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation, NPTest Acquisition Corporation and the Company

* 10.2	2005 Stock Incentive Plan, as amended

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.

(3)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.

*	Management contracts or compensatory plans or arrangements.