Form 10-Q
period 2005-07-31
CREDENCE SYSTEMS CORP
filed 2005-09-09
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 31, 2005, there were 99,422,575 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 31, 2005	October 31, 2004a)
ASSETS
Current assets:
Cash and cash equivalents	$86,361	$94,052
Short-term investments	49,086	69,954
Accounts receivable, net	125,419	124,393
Inventories	89,261	127,951
Income tax receivable	1,071	26
Deferred income taxes	20,544	20,544
Prepaid expenses and other current assets	13,880	20,962

Total current assets	385,622	457,882
Property and equipment, net	97,232	108,707
Goodwill	426,349	422,960
Other intangible assets, net	100,693	116,882
Other assets	54,850	66,675

Total assets	$1,064,746	$1,173,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans and notes payable – leased products	$5,000	$6,058
Accounts payable	38,933	51,742
Accrued payroll and related liabilities	21,240	17,755
Deferred revenue	18,087	14,654
Income taxes payable	17,396	13,103
Accrued warranty	12,282	15,314
Deferred profit	8,822	9,718
Accrued expenses and other liabilities	37,444	51,651

Total current liabilities	159,204	179,995
Convertible subordinated notes	180,000	180,000
Long-term deferred income taxes	20,645	20,544
Other liabilities	3,598	4,359
Stockholders’ equity	701,299	788,208

Total liabilities and stockholders’ equity	$1,064,746	$1,173,106

a)	Derived from the audited consolidated balance sheet included in the Company’s Form 10-K for the year ended October 31, 2004.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net sales
Systems, upgrades and software	$80,912	$137,980	$222,381	$277,489
Services and spare parts	31,013	25,738	85,371	49,491

Total net sales	111,925	163,718	307,752	326,980
Cost of goods sold
Systems, upgrades and software	41,898	68,372	124,334	135,732
Services and spare parts	17,284	17,158	52,326	31,675
Special charges	23,000	46,206	29,090	46,206

Total cost of goods sold	82,182	131,736	205,750	213,613
Gross margin	29,743	31,982	102,002	113,367
Operating expenses:
Research and development	23,849	23,856	68,905	54,945
Selling, general and administrative	31,317	36,977	94,552	87,646
In-process research and development	—	7,900	—	7,900
Restructuring charges	9,654	2,969	11,445	3,622
Amortization of purchased intangibles and deferred compensation (1)	5,663	5,345	18,664	10,589

Total operating expenses	70,483	77,047	193,566	164,702

Operating loss	(40,740)	(45,065)	(91,564)	(51,335)
Interest income	725	245	2,000	2,770
Interest expense	(767)	(1,695)	(2,236)	(3,349)
Other income, net	1,080	14,828	2,950	15,539

Loss before income tax provision	(39,702)	(31,687)	(88,850)	(36,375)
Income tax	1,975	1,479	8,602	3,904

Loss before minority interest	(41,677)	(33,166)	(97,452)	(40,279)
Minority interest (benefit)	—	(1)	—	103

Net loss	$(41,677)	$(33,165)	$(97,452)	$(40,382)

Net loss per share
Basic	$(0.43)	$(0.42)	$(1.06)	$(0.58)

Diluted (see Note 11)	$(0.43)	$(0.42)	$(1.06)	$(0.58)

Number of shares used in computing per share amount
Basic	96,638	78,647	92,010	69,407

Diluted	96,638	78,647	92,010	69,407

(1)	Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$95	$84	$291	$106
Research and development	153	129	470	129
Selling, general and administrative	709	498	1,748	893

Total amortization of deferred compensation	$957	$711	$2,509	$1,128

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(97,452)	$(40,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,949	39,626
Non-cash restructuring and special charges	28,720	43,872
In-process research and development	—	7,900
Inventory write downs	4,653	6,130
Provision for allowance for doubtful accounts	2,764	(939)
(Gain) loss on disposal of property and equipment	238	(1,166)
Realized loss on available-for-sale securities	—	369
Minority interest	—	55
Changes in operating assets and liabilities:
Accounts receivable	(4,929)	(67,424)
Inventories	5,484	(42,373)
Income tax receivable and payable	3,774	(10,788)
Prepaid expenses and other current assets	6,612	(2,237)
Other assets	4,595	1,479
Accounts payable	(12,584)	22,187
Accrued expenses and other current liabilities	(7,851)	24,597
Deferred profit	(2,514)	10,541

Net cash used in operating activities	(20,541)	(8,553)
Cash flows from investing activities:
Purchases of available-for-sale securities	(100,775)	(187,251)
Sales and maturities of available-for-sale securities	121,270	464,506
Acquisition of property and equipment	(13,028)	(16,742)
Acquisition of business, net of cash and cash equivalents	—	(159,866)
Acquisition of other assets	—	(919)
Proceeds from sale of property and equipment and leased equipment	583	1,612

Net cash provided by investing activities	8,050	101,340
Cash flows from financing activities:
Issuance of common and treasury stock	5,561	11,547
Payments of bank loans and notes payable related to leased products	(1,058)	(2,815)
Other	—	(213)

Net cash provided by financing activities	4,503	8,519

Effects of exchange rate on cash and cash equivalents	297	528

Net (decrease) increase in cash and cash equivalents	(7,691)	101,834
Cash and cash equivalents at beginning of period	94,052	27,318

Cash and cash equivalents at end of period	$86,361	$129,152

Supplemental disclosures of cash flow information:
Interest paid	$2,777	$2,573
Income taxes paid	$4,072	$252
Noncash investing activities:
Net transfers of inventory to property and equipment	$269	$1,296
Acquisition of NPTest using Credence common stock	$—	$414,622
Schlumberger’s liability settlement using Credence common stock	$5,000	—
Unrealized loss on available-for-sale investments	$295	$594

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three and nine month periods ended July 31, 2005 and 2004 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for acquisition, special charges related to cost of goods sold and restructuring charges adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three and nine month periods ended July 31, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2004 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, successful integration of acquisitions, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in the Company’s operating results, expansion of Credence’s product lines, limited sources of supply, reliance on the Company’s subcontractors, Credence’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of Credence’s stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation. During the second quarter of fiscal 2005, the Company reclassified its product consignment from inventory to other assets. The amount reclassified as of October 31, 2004 was $18.8 million. This reclassification had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

Use of Estimates – The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

2. Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature product. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collections may be an issue, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (SFAS No. 13), which requires that a lessor accounts for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2003, 2004 and 2005, the Company introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2004 and the nine months of fiscal 2005 were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. As a result, some customers have experienced significant delays in receiving and accepting the Company’s testers in production. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

The Company sells stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2 “Software Revenue Recognition” (SOP 97-2). The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. The Company also has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in the Company’s products is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised embedded software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count, which are primarily a function of the hardware.

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

3. Accounts Receivable Sales without Recourse

The Company had an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company could sell up to $30.0 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees for the nine-month period ended July 31, 2005 of approximately $0.1 million were accounted for in other income, net in the condensed consolidated statements of operations. Sales of trade receivables were reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. The proceeds received were included as cash in the accompanying condensed consolidated balance sheets and as operating activities in the condensed consolidated statements of cash flows. During the first three months of fiscal 2005, the Company recorded approximately $7.2 million in gross cash proceeds from the sale of trade receivables. This facility was terminated during the quarter ended July 31, 2005 and no sales of trade receivables occurred during the quarters ended April 30, 2005 and July 31, 2005.

4. Bank Note

The bank note, which has an annual interest rate of prime (approximately 6.25% at July 31, 2005), was re-negotiated during the third quarter of fiscal 2005. The note expires in November 2005 and has a covenant requiring the Company to maintain a minimum aggregated balance of cash, cash equivalents, and short and long term investments of $100.0 million. As of July 31, 2005, the Company was in compliance with the covenant and this bank note has a balance of $5.0 million. See the maturity schedule for this obligation in Note 13 “Contingencies and Guarantees.”

5. Guarantees

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN 45, (b) the guarantee is subject to FIN 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has evaluated its guarantees and has concluded that they are either not within the scope of FIN 45 or do not require recognition in the financial statements. These guarantees which are not under FIN 45 generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, residual value guarantees to lessors, non-recourse provisions related to sales of accounts receivable, indemnification of the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations for sales of its products. See Note 12, “Contingencies and Guarantees” for additional information on the Company’s guarantees. However, the Company has obligations to allow trade-in rights. As of July 31, 2005, the Company has approximately $1.6 million, the estimated fair value of the trade-in rights included in the condensed consolidated balance sheet under current liabilities.

6. Stock-Based Compensation

At July 31, 2005, the Company had several stock-based employee compensation plans. The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, using the intrinsic value method. In addition, the Company applies the disclosure requirements of Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). Under APB 25, the Company does not recognize compensation expense unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. The Company generally grants its stock options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

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

The following table illustrates the effect on reported net loss and loss per share for the three and nine months ended July 31, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net loss as reported	$(41,677)	$(33,165)	$(97,452)	$(40,382)
Stock-based employee compensation expense included in reported net loss, net of tax	957	711	2,509	1,128
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(5,663)	(7,085)	(19,425)	(22,915)

Net loss, pro forma	$(46,383)	$(39,539)	$(114,368)	$(62,169)

Basic net loss per share as reported	$(0.43)	$(0.42)	$(1.06)	$(0.58)
Basic net loss per share pro forma	$(0.48)	$(0.50)	$(1.24)	$(0.90)
Diluted net loss per share, as reported	$(0.43)	$(0.42)	$(1.06)	$(0.58)
Diluted net loss per share pro forma	$(0.48)	$(0.50)	$(1.24)	$(0.90)

7. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	July 31, 2005	October 31, 2004
Raw materials	$44,612	$80,922
Work-in-process	23,450	29,388
Finished goods	21,199	17,641

	$89,261	$127,951

8. Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2005	October 31, 2004
Short-term lease receivables	$1,058	$1,692
Receivable from contract equipment manufacturers	2,780	3,851
Other prepaid expenses	10,042	15,419

Total	$13,880	$20,962

Property and equipment, net (in thousands):

	July 31, 2005	October 31, 2004
Land	$26,838	$26,908
Buildings	35,765	36,823
Machinery and equipment	103,236	102,783
Software	30,435	28,980
Leasehold improvements	37,575	39,511
Furniture and fixtures	10,481	10,792

	244,330	245,797
Less accumulated depreciation	(147,098)	(137,090)

Total	$97,232	$108,707

Other assets consist of the following (in thousands):

	July 31, 2005	October 31, 2004
Long-term lease receivables	$2,979	$6,553
Equipment on lease	492	3,089
Field service spares	29,504	29,488
Product consignment	14,265	18,790
Other assets	7,610	8,755

Total	$54,850	$66,675

Field service spares used in the Company’s service business are classified as long-term assets and are amortized using the straight-line method over five years. The amortization expense of spares is charged to service and spare parts cost of goods sold. Amortization expense was approximately $2.4 million and $1.0 million for the third quarter of fiscal 2005 and 2004, respectively. Amortization expense was approximately $6.4 million and $2.9 million for the nine months ended July 31, 2005 and 2004, respectively.

Product consignments used in the Company’s marketing efforts are classified as long-term assets and are depreciated during the period that they are held on consignment over periods ranging from 18 to 36 months. The depreciation expense for product consignments is charged to selling, general and administrative expense. Depreciation expense was approximately $2.9 million and $3.2 million for the third quarter of fiscal 2005 and 2004, respectively. Depreciation expense was approximately $7.7 million and $6.6 million for the nine months ended July 31, 2005 and 2004, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	July 31, 2005	October 31, 2004
Accrued distributor commissions	$1,499	$3,412
Accrued bonuses	3,335	10,083
Accrued restructuring expenses	12,862	6,522
Accrued value added taxes	1,514	2,650
Contingent payable to Schlumberger	—	10,266
Accrued interest expense	563	1,252
Other accrued liabilities	17,671	17,466

Total	$37,444	$51,651

9. Acquisitions

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value at the acquisition date of approximately $376.5 million. As of July 31, 2005, all of the 32 million shares were issued and outstanding as common stock. In fiscal year 2004, the former majority shareholder of NPTest converted 79,754 shares of the Company’s non-voting convertible preferred stock into 7,975,400 shares of the Company’s common stock. During the first quarter of fiscal 2005, 56,708 shares of the preferred stock were converted into approximately 5,670,800 shares of common stock and during the third quarter of fiscal 2005, 66,574 shares of the preferred stock were converted into approximately 6,657,400 shares of common stock for a total of 123,282 shares of the preferred stock being converted into approximately 12,328,200 shares of common stock in the nine months ended July 31, 2005. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes-Merton options pricing model with the following assumptions: dividend of $0, volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of the Company’s common stock of $11.77 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total purchase price (in thousands):

Cash	$229,950
Common and preferred stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible preferred stock of the Company as a result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged for 0.008 of a share of the Company’s non-voting convertible stock. Each share of the non-voting convertible stock was convertible into 100 shares of the Company’s common stock. The non-voting convertible stock was identical in all respects to the Company’s common stock except that, prior to conversion, it had no voting rights, but had a liquidation preference of $0.001 per share. The non-voting convertible stock is classified as preferred stock. As of July 31, 2005, the majority owner had converted all the 203,036 shares of the Company’s non-voting convertible preferred stock into 20,303,600 shares of the Company’s common stock.

The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values, and to deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and purchased intangible assets with indefinite lives are not amortized but reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows (in thousands, except years):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Cash and cash equivalents	$76,103	$—	—
Short-term investments	19,481	—	—
Accounts receivable	37,704	—	—
Inventories	60,027	—	—
Prepaid expenses and other current assets	34,923	—	—
Property and equipment	18,238	—	—
Other assets	22,790	—	—
Accounts payable	(19,916)	—	—
Other accrued expenses and liabilities	(46,609)	—	—
Contingent payable to Schlumberger	(29,450)	—	—
Other long-term liabilities	(695)	—	—

Net tangible assets assumed	172,596	—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	388,281	—	—

Total purchase price	$650,482	$19,486

The purchase price allocation changed by $1.1 million and $3.4 million during the three and nine months ended July 31, 2005, respectively, primarily due to additional accrued expenses and liabilities recognized. The write up of additional accrued liabilities of $1.1 million during the three months ended July 31, 2005 was primarily due to $1.0 million accrued clean-up costs for the Simi Valley facility. The write up of additional accrued liabilities of $3.4 million during the nine months ended July 31, 2005 consisted of severance and related charges of approximately $1.7 million, relocation charges of approximately $0.6 million for the Simi Valley facility, and $1.0 million for the Simi Valley facility clean-up costs. These charges are recognized in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF Issue No. 95-3).

In November 2004, the Board of Directors approved management’s plan to close the Simi Valley, California facility and move all manufacturing activities at this site to Hillsboro, Oregon. As a part of the approved plan, during the nine months ended July 31, 2005, the Company accrued for charges of $2.1 million primarily for severance and related charges for 100 employees, $1.1 million for facilities, and $0.7 million for relocation expenses. In the first quarter of fiscal year 2005, the Company made adjustments to the previously accrued severance and relocation accruals by $0.1 million. During the second quarter of fiscal 2005, the Company recorded additional charges of $0.3 million related to severance, and $0.1 million related to property taxes for the Simi Valley facility. During the third quarter of fiscal 2005, the Company recorded additional charges of $1.0 million related to clean-up costs for the Simi Valley facility. The Company also paid out $2.0 million in severance, $0.4 million in facilities, and $0.2 million in relocation costs that were previously accrued. The Company recognized these costs in accordance with EITF 95-3. The remaining severance and related charges are expected to be paid by the end of fiscal year 2005. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008, of which the majority of the payment related to the Simi Valley facility which ends in January 2007. As of July 31, 2005, $3.5 million remained to be paid for these charges. The following table illustrates the charges and the estimated timing of future payouts at July 31, 2005 (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at July 31, 2005
Severance	$(409)	$(2,085)	$1,914	$29	$(551)
Facilities	(1,969)	(1,119)	362	60	(2,666)
Relocation	(113)	(652)	237	232	(296)

Total	$(2,491)	$(3,856)	$2,513	$321	$(3,513)

Estimated timing of future payouts:
Remainder of fiscal 2005					$2,152
Fiscal 2006					1,050
Fiscal 2007					261
Fiscal 2008					50

Total					$3,513

As a result of the NPTest acquisition, the Company was required to make a payment to Schlumberger Limited (Schlumberger), the former parent of NPTest, at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date could have been triggered by various events, including certain distributions by NPTest Holding, LLC (an entity controlled by Francisco Partners, L.P.) to its members, or, at Schlumberger’s option, it could have been triggered on May 28, 2005. The payment amount was contingent upon the value of the Company’s common stock at the time of distribution. If payment was triggered at Schlumberger’s option, the Company could have generally settled this payment in cash or stock. If payment was triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger was required to be in the same form and could have been made in cash, stock or both. This contingent liability was required to be marked to market at the end of each fiscal period until settled using the Company’s closing stock price on the last day of the fiscal period, and the changes in carrying value flow through other income and expense, net in the condensed consolidated statements of operations. In May 2005, the Company and Schlumberger reached a settlement, which required the Company to pay Schlumberger $4.0 million in cash and 615,157 shares of the Company’s common stock valued at $5.0 million. As of July 31, 2005, the Company had fulfilled its obligation to Schlumberger and there were no outstanding liabilities related to this transaction.

10. Goodwill and Other Intangible Assets

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

As mandated by SFAS 142, the Company completed its annual goodwill impairment test as of July 31, 2004 during the fourth quarter of the fiscal year. The Company most recently reviewed goodwill for impairment again at the end of January 2005, largely as a result of lower revenues than in the preceding two quarters. In all such tests to date, the Company determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

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

The Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, purchased intangible assets, and property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. In assessing the recoverability of the Company’s long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of one to ten years.

Other intangible assets subject to amortization were as follows (in thousands):

July 31, 2005	Cost	Accumulated Amortization	Net
Developed technology	$125,206	$(45,451)	$79,755
Customer relations	19,802	(9,444)	10,358
Maintenance contracts	13,800	(3,220)	10,580
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(66,680)	$100,693

October 31, 2004	Cost	Accumulated Amortization	Net
Developed technology	$125,206	$(36,328)	$88,878
Customer relations	19,802	(7,735)	12,067
Maintenance contracts	13,800	(1,150)	12,650
Product backlog	4,900	(2,042)	2,858
Trademarks	2,053	(1,848)	205
Patents	862	(732)	130
Non-compete agreements	750	(656)	94

Total	$167,373	$(50,491)	$116,882

Amortization expenses for the other intangible assets were $4.7 million and $4.7 million for the third quarter of fiscal 2005 and 2004, respectively. Amortization expenses for the other intangible assets were $16.2 million and $9.6 million for the nine months ended July 31, 2005 and 2004, respectively.

The following schedule represents the breakdown of amortization expenses by intangible assets (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Developed technology	$2,995	$2,762	$9,123	$6,193
Customer relations	570	425	1,709	1,457
Maintenance contracts	690	460	2,070	460
Product backlog	408	817	2,859	817
Trademarks	—	103	205	308
Patents	43	43	129	129
Non-compete agreements	—	94	94	281

Total amortization expense	$4,706	$4,704	$16,189	$9,645

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
Remainder of fiscal 2005	$4,254
2006	16,604
2007	16,466
2008	14,518
2009	12,718
Thereafter	36,133

Total	$100,693

11. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted income (loss) per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted net loss per share – net loss	$(41,677)	$(33,165)	$(97,452)	$(40,382)

Denominator:
Denominator for basic and diluted net loss per share	96,638	78,647	92,010	69,407

Basic net loss per share	$(0.43)	$(0.42)	$(1.06)	$(0.58)

Diluted net loss per share	$(0.43)	$(0.42)	$(1.06)	$(0.58)

At July 31, 2005 and 2004, there were options to purchase 18,712,261 and 18,398,552 shares of common stock outstanding at a weighted average exercise price of $12.90 and $15.61, respectively, which were excluded from the diluted net loss per share calculation for the three and nine months ended July 31, 2005 and 2004 as their effect was anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 that were excluded from the diluted net loss per share calculation for the three and nine months ended July 31, 2005 and 2004 as their effect would be anti-dilutive. The Company excluded 1,953,802 and 6,090,141 shares of the converted preferred stock from the diluted net loss per share calculation for the three and nine months ended July 31, 2005 as their effect would be anti-dilutive. For the three and nine months ended July 31, 2004, the Company excluded 8,710,141 and 2,924,573 shares of the non-voting convertible preferred stock from the diluted net loss per share calculation as their effect would be anti-dilutive.

12. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment”, (SFAS 123R). SFAS 123R revised SFAS 123. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use a fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for annual reporting periods that begin after June 15, 2005, with early adoption permitted. The Company expects to adopt SFAS 123R using the modified prospective method effective November 1, 2005.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted or modified after the effective date of SFAS 123 (December 15, 1994). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also requires entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes-Merton) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of open form models such as “lattice” model. The Company has not yet determined which model it will use to estimate the fair value of employee stock options upon the adoption of SFAS 123R. The Company believes that the adoption of SFAS 123R will have a material effect on its results of operations. See Note 6, “Stock-Based Compensation” for the possible effect of adopting SFAS 123R on the Company’s financial position and results of operations. The Company, however, has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS 154) effective with fiscal years beginning after December 15, 2005. This statement replaces APB Opinion No. 20,”Accounting Changes”, and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position or results of operations.

13. Contingencies and Guarantees

The Company’s corporate by-laws require that the Company indemnifies its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Credence. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of Credence that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, no claims have arisen that would have required the Company to make payments related to these obligations, and the Company is not aware of any such claims pending as of July 31, 2005.

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

The Company has obligations to allow trade-in rights. As of July 31, 2005, the Company had approximately $1.6 million, the estimated fair value of these obligations, included in the condensed consolidated balance sheet under current liabilities.

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2013 of which $9.3 million represented the net present value of the lease commitment for the San Jose, California lease and $0.7 million for the Austin, Texas lease commitment have been written-off to special operating charges during the third quarter of fiscal 2005 and first quarter of fiscal 2004, respectively, net of estimated sublease income. See Note 15, “Restructuring and Special Charges” for further discussion.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At July 31, 2005, the Company had open and committed purchase orders totaling approximately $44.9 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at July 31, 2005, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$26,163	$1,698	$6,617	$5,711	$4,868	$4,696	$2,573
Bank note (2)	5,000	—	5,000	—	—	—	—
Interest on bank note	78	52	26	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	6,863	675	2,700	2,700	788	—	—
Residual value guarantees (4)	780	780	—	—	—	—	—
Trade-in commitments (4)	1,600	1,600	—	—	—	—	—
Minimum payable for information technology outsourcing including fees for early termination	2,635	1,173	1,462	—	—	—	—
Open and non-cancelable purchase order commitments	44,923	20,375	21,324	3,224	—	—	—

Total contractual cash and other obligations	268,042	26,353	37,129	11,635	185,656	4,696	2,573

(1)	Approximately $10.5 million of this total has been accrued for as restructuring charges in the condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the condensed consolidated balance sheets as bank note.
(3)	This amount is recorded in the condensed consolidated balance sheets as convertible subordinated notes.
(4)	This amount is recorded in the condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. The warranty accrual is included in the accrued expenses and other liabilities in the condensed consolidated balance sheets.

The following table represents the activity in the warranty accrual for the nine months ended July 31, 2005 and 2004 (in thousands):

	Nine Months Ended
	July 31, 2005	July 31, 2004
Beginning balance, November 1, 2004 and 2003	$15,314	$5,501
Accruals for warranties issued during the period	11,753	13,882
Acquired pre-existing warranty obligations	—	7,110
Adjustments of prior period accrual estimates	—	(464)
Warranty claims made during the period	(14,785)	(9,079)

Ending balance	$12,282	$16,950

The Company occasionally offers warranties in excess of one year. Revenues associated with warranties beyond one year are deferred and recognized over the relevant period. Costs that are directly related to services performed for warranties in excess of one year are charged to expense as incurred.

Legal Proceedings

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against the Company, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by the Company. Mr. Schmidt alleges damages in excess of $3.0 million and seeks in addition punitive damages. Formal discovery has not yet commenced in this litigation. The Company intends to vigorously defend these claims and believe it possesses meritorious defenses to the claims.

The Company also is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company’s business, financial condition or results of operations.

14. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net loss	$(41,677)	$(33,165)	$(97,452)	$(40,382)

Unrealized gains (losses) on available-for sale securities	35	239	(295)	(578)
Currency translation adjustment	(2,517)	498	(2,035)	478

Other comprehensive (loss) income	(2,482)	737	(2,330)	(100)

Total comprehensive loss	$(44,159)	$(32,428)	$(99,782)	$(40,482)

15. Restructuring and Special Charges

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

        In the third quarter of fiscal 2005, the Company recorded special charges to cost of good sold of $23.0 million of which $17.6 million related to the write-downs of flash memory inventory (Kalos II) which resulted from the Company’s decision to invest in the next generation of the flash memory platform as well as the significant volatility in the flash memory market. In addition, in connection with the closure of the Company’s Simi Valley manufacturing plant, the Company identified and wrote off $5.4 million for certain components being phased out of the bill of materials of the Sapphire product that was not economical to rework. The Company’s decision to market the Sapphire product as its sole solution for the high end SoC market required early speculative investment, some of which became obsolete as market and product definitions evolved.

In the nine months ended July 31, 2005, the Company recorded special charges to cost of goods sold of $29.1 million of which $17.6 million related to the write-downs of excess and obsolete Kalos II inventory, $5.4 million for certain components being phased out of the bill of materials of the Sapphire product that was not economical to rework, $4.8 million related to excess and obsolete Octet and Vanguard II inventory, $1.6 million related to inventory liabilities, $0.6 million related to the write-off of Octet and Vanguard II property and equipment and $0.6 million related to the write-off of obsolete Duo inventory offset by sales of fully reserved inventory of $1.5 million.

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

The total charges related to inventory write-downs from the fourth quarter of fiscal 2001, the fourth quarter of fiscal 2003, the third and fourth quarter of fiscal 2004, and the first and third quarter of fiscal 2005 are approximately $120.2 million. Of this, approximately $36.2 million was scrapped, $1.2 million was written off and largely disposed of, $34.9 million was written down for lower of cost or market provisions and $5.5 million was sold and the remaining $42.4 million was still on hand as of July 31, 2005.

	Q4 FY01	Q4 FY03	Q3 FY04	Q4 FY04	Q1 FY05	Q3 FY05
Special charges	$38,003	$9,440	$41,620	$3,359	$4,774	$23,000
FY02 Scrapping	(6,205)	—	—	—	—	—
FY02 Write-off and largely disposed	(1,150)	—	—	—	—	—
FY02 Donation	(91)	—	—	—	—	—

10/31/02 Balance	30,557	9,440	—	—	—	—
FY03 Scrapping	(7,538)	(3,134)	—	—	—	—

10/31/03 Balance	23,019	6,306	—	—	—	—
FY04 Scrapping	(7,989)	—	(6,090)	—	—	—
FY04 Sale of fully reserved inventory	(2,341)	—	—	—	—	—
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	(7,215)	—	—	—	—	—
FY04 Octet-Quartet lower of cost or market adjustment on fully reserved inventory	—	—	(21,123)	—	—	—

10/31/04 Balance	5,474	6,306	14,407	3,359	—	—
FY05 Scrapping	(1,914)	(223)	(2,806)	—	(300)	—
FY05 Sale of fully reserved inventory	(220)	(106)	(2,815)	—	—	—
FY05 Octet lower of cost or market adjustment on fully reserved inventory	—	—	(6,523)	—	—	—

07/31/05 Balance	$3,340	$5,977	$2,263	$3,359	$4,474	$23,000

Restructuring – operating expenses

During the third quarter of fiscal 2005, the Company recorded restructuring charges of approximately $9.7 million as operating expenses. Of these charges, $9.6 million related primarily to the San Jose, California building lease, which we vacated during the quarter and $1.2 million related to headcount reduction of 47 employees. The additional charges were offset by the Company’s adjustment of the previous over accrued restructuring charges of $0.6 million and $0.7 million of deferred rent write-off for the San Jose lease. The severance charges of $1.2 million included $1.1 million resulted from transferring the Company’s Taiwan employees in May 2005 into Credence Spirox Integration Corporation, an operation owned 90% by the Company’s Taiwan distributor and 10% by the Company.

For the nine months ended July 31, 2005, the Company recorded restructuring charges of approximately $11.4 million as operating expenses related to headcount reductions, the write-off of property and equipment, and facilities. The severance and other related charges amounted to $2.1 million, which accounted for headcount reduction of 66 employees. The affected employees were primarily in research and development and selling general and administrative functions. The property and equipment write off, amounting to $1.1 million, resulted from the Company’s decision to halt additional research and development investment in one of its products that was rendered redundant by the acquisition of NPTest. The operating lease charges of $9.6 million, which are net of expected sublease rentals, resulted from vacating the former NPTest headquarters facilities in San Jose. The lease on these facilities expires in October 2009. The additional charges were offset by the Company’s adjustment of the previous over accrued restructuring charges of $0.6 million and $0.7 million of deferred rent write-off for the San Jose lease.

In January 2004, the Company relocated its corporate headquarters to its owned facilities in Milpitas, California and vacated its previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. The lease on the final building, consisting of 27,000 square feet, expired in June 2005. During the quarter ended January 31, 2004, a special charge was recorded in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income.

The following table illustrates the activity for the nine-month period ended July 31, 2005 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at July 31, 2005
Severance	$(3,019)	$(2,080)	$3,981	$618	$(500)
Operating leases	(1,043)	(9,561)	1,799	(44)	(8,849)
Property and equipment	—	(1,089)	1,089	—	—
Other liabilities	(32)	(30)	30	32	—
Deferred rent write-off	—	709	(709)	—	—

Total	$(4,094)	$(12,051)	$6,190	$606	$(9,349)

Estimated timing of future payouts:
Fiscal 2005					1,403
Fiscal 2006					2,662
Fiscal 2007					1,880
Fiscal 2008					1,853
Fiscal 2009					1,551

Total					$9,349

16. Employee Benefit Plans

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At July 31, 2005, the pension asset and liability was $0.7 million. The expenses associated with these plans were not material for the nine months ended July 31, 2005.

The Company has a deferred compensation plan for certain employees. The assets in the plan consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The plan assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The plan’s assets of approximately $2.6 million at July 31, 2005 are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying condensed consolidated balance sheets.

17. Industry Segment

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

Starting in the second quarter of fiscal 2005, the Company’s chief decision makers reviewed the breakdown of revenues using different product line groupings; therefore, the table below represents the Company’s revised revenue by product line. The Company’s net sales by product line consisted of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
SoC	36%	27%	37%	23%
Analog Mixed Signal	21	25	20	34
Memory	3	31	3	24
Design Characterization Group	12	1	12	4
Service	28	16	28	15

Total	100%	100%	100%	100%

Most of the Company’s products are manufactured in the U.S. Export sales from the U.S. are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or in the Euro. The Automotive product, which is included in Analog Mixed Signal product line, is manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and the Euro. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
North America	28%	21%	34%	25%
Taiwan	11	25	7	23
China	7	6	6	7
Southeast Asia	24	21	18	21
Rest of Asia Pacific	9	4	12	5
Europe & Middle East	21	23	23	19

Total net sales	100%	100%	100%	100%

For the three months ended July 31, 2005, two customers accounted for 25% and 17% of the Company’s net sales. For the nine months ended July 31, 2005, two customers accounted for 28% and 14% of the Company’s net sales. For the three months ended July 31, 2004, one customer accounted for 19% of the Company’s net sales. For the nine months ended July 31, 2004, two customers accounted for 14% and 11% of the Company’s net sales.

As of July 31, 2005, three customers accounted for 18%, 17%, and 13% of the Company’s gross accounts receivable, respectively. As of October 31, 2004, one customer accounted for 12% of the Company’s gross accounts receivable.

As of July 31, 2005 and 2004, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

18. Subsequent Event

In August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors are excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the Company’s executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of the Company’s common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represent approximately 15 percent or approximately 5.5 million shares of the total of all outstanding Credence options.

Under the recently revised Financial Accounting Standards Board Statement No. 123R, “Share-based Payment,” Credence will be required to recognize the expense associated with its outstanding unvested stock options beginning in the first quarter of fiscal year 2006. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with the accelerated options by approximately $12.6 million over the original option vesting period subsequent to the effective date of FAS 123R. In making the decision to accelerate these options, the Board of Directors considered the interest of the stockholders in not having earnings materially affected and the impact that this may have on Credence’s market value. In addition, because these options have exercise prices in excess of current market values, they are not fully achieving their original objectives of incentive compensation and employee retention.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the continuing of certain revenue recognition practices; estimated future restructuring payments; minimum contractual cash obligations and the effect of such obligations in future periods; sales, gross margins and operating results fluctuating in the future; our belief that the ability to effectively integrate NPTest will affect our future sales, gross margins and operating results; our intention to continue to evaluate goodwill on an annual basis; our intention to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow; our intention to vigorously defend claims brought by a former employee of the Company in connection with his termination and our belief that we possess meritorious defenses against such claims; our belief that claims that have arisen in the ordinary course of business will not have a material adverse effect on our business, financial condition or results of operations; our anticipation that net sales will remain flat or increase up to approximately to 7% for the fourth quarter of fiscal 2005, compared to the third quarter; our belief that gross margins will increase in the next several quarters; investment of significant resources in the development and completion of new products and product enhancements; research and development expenses remaining approximately flat for the fourth quarter of fiscal 2005 as compared to the third quarter; selling, general and administrative expenses remaining approximately flat in the next quarter as compared to the third quarter; our quarterly net sales and operating results depending upon our obtaining orders for systems to be shipped in the same quarter in which the order was received; remaining estimated annual amortization expenses for purchased intangible assets and deferred compensation for the remainder of fiscal years ending in 2005 through 2007; our expectation that our top ten customers in the aggregate continue to account for a large portion of our net sales for the foreseeable future; recording a full valuation allowance on domestic tax benefits; not recognizing any significant tax benefits in the future; investments in inventories continuing to represent a significant portion of our working capital; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; our belief that our current cash, investment positions and ability to borrow funds will be sufficient to meet anticipated business requirements for the next 12 months and the foreseeable future; future minimum lease payments; minimum contractual cash obligations, other commitments and the effect of such obligations in future periods; the impact of the adoption of certain accounting pronouncements on the Company’s financial positions or results of operations; the Company’s plan not to repatriate foreign earnings; our intention to introduce new products and product enhancements in the future; our need for continued significant expenditures for research and development, marketing and other expenses for new products; our intention to pursue additional acquisitions of product lines, technologies and businesses; our intention to develop new products that combine NPTest’s products and intellectual property with our products; our expectation that our existing cash and marketable securities will be sufficient to meet out cash requirements to fund operations and expected capital expenditures for the foreseeable future; our expectation of continuing volatility in order activity; our expectation that our net revenues will decline during fiscal 2005 and may decline thereafter; our expectation that we will adopt SFAS 123R, relating to share-based payments, effective November 1, 2005, and that such adoption will have a material effect on our results of operations; our belief that the adoption of SFAS 154, relating to retrospective changes in accounting principles, will not have a material effect on our consolidated financial position or results of operations; our expectation that a 10% change in interest rate would not have any material effect on the Company’s interest expense; our anticipation that a significant portion of new orders may depend upon demand from semiconductor device manufacturers building or expanding fabrication facilities; our belief that it is probable that orders will be canceled and delayed in the future; our intention to continue to devote significant resources to new products and technologies; our intention to continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; our anticipation that international sales will continue to account for a significant portion of our total net sales; and those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to, difficulties in integrating NPTest technology with Credence technology; difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our software product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancements and related software tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; increased competition with regards to our software solutions; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; unanticipated difficulties in implementing the reduction in force and the Facilities Restructuring Plan; unanticipated costs arising from the implementation of the Facilities Restructuring Plan; delays in executing the Facilities Restructuring Plan; the need for additional restructuring actions; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; the timing of orders; unanticipated order cancellations for the Kalos II product; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties of the assumptions regarding anticipated amortization of intangible assets as a result of the NPTest acquisition; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; unanticipated difficulties in the remediation of internal control deficiencies; ability of the Company to maintain the requisite level of assets under its deferred compensation plan; increased fragmentation in the ATE industry and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this quarterly report on Form 10-Q are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-Q should assume that the information provided today would still be valid in the future. Such information speaks only as of the date of this Form 10-Q.

OVERVIEW

We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile, and static and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, diagnostics and failure analysis and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle: first, at the prototype stage; and second, as they are produced in high volume. Our software products enable design and test engineers to develop and troubleshoot production test programs prior to fabrication of the device prototype. Our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

Major business developments during the third quarter of fiscal 2005 included:

•	Completion of the transfer of all our manufacturing from the Simi Valley, California facility to Hillsboro, Oregon;

•	Completion of the move of personnel from the former NPTest headquarters in San Jose to our Milpitas facilities;

•	Settled a liability with Schlumberger for $4.0 million in cash and 615,157 shares of our common stock, which was valued at $5.0 million for a total settlement value of $9.0 million;

•	Executed an agreement to combine the Company’s Taiwan operations with Spirox’s T1 test division into Credence Spirox Integration Corporation, an operation owned 90% by our Taiwan distributor and 10% by us;

•	Continued growth in revenue from our Design and Characterization Group;

•	Improvement in revenue from our Analog Mixed Signal and Service product lines;

•	Write down of Flash memory (Kalos II) and Sapphire inventories in the amount of $23.0 million;

•	Incurred significant development costs on our next generation flash memory tester; and

•	Incurred significant increases in Sarbanes-Oxley related costs.

The ATE industry is a very competitive marketplace mired in a cyclical downturn of unprecedented length and depth. Our revenue remained relatively weak throughout fiscal 2002 and began to grow sequentially beginning in the second quarter of fiscal 2003; however, the down turn started again in the fourth quarter of fiscal 2004 and continued through the first quarter of fiscal 2005. There have been recent sequential improvements in the business environment; however, there is uncertainty as to the strength and length of the next cyclical growth phase. Due to continued low visibility, until such time as we return to a period of sustainable profitability, we maintain a cautious outlook for future orders and sales levels.

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

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature products. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collection may be an issue, we may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2003, 2004 and 2005, we introduced several new systems and products. Certain revenues from sales of these new systems and products during fiscal 2004 and the nine months ended July 31, 2005 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. As a result, some customers have experienced significant delays in receiving and accepting our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

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

We sell stand-alone software products and the revenue recognition policies related to these sales fall within the scope of AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2). The stand-alone software products are applications for IC manufacturers and test and assembly contractors to help improve quality and shorten development lead times. We also have embedded software in our semiconductor manufacturing equipment. We believe this embedded software is incidental to our products and therefore it is excluded from the scope of SOP 97-2 since the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised embedded software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

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

Accounts Receivable Sales without Recourse

In July 2004, we entered into a non-recourse receivables purchase agreement with a commercial bank to sell certain of our trade receivables in non-recourse transactions. These receivables are not included in our consolidated balance sheet as the criteria for sale treatment established by Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140) had been met. Under SFAS 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. We believe our factoring agreement meets the criteria of a true sale of these assets since the acquiring party retains the title to these receivables and has assumed the risk that the receivables will be collectible. The trade receivables are sold at a discount plus administrative and other fees. The discount amount, administrative and other fees are accounted for in other income and expenses, net in the condensed consolidated statements of operations. The proceeds received are included as cash in the accompanying condensed consolidated balance sheets and as operating activities in the condensed consolidated statements of cash flows. The facility was terminated in the quarter ended July 31, 2005.

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

Due to the dramatic decline in the semiconductor business cycle and corresponding impact on revenue in the period 2001 through today and continued uncertainty regarding the timing and strength of the recovery in semiconductor equipment sales, we continue to monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. Since fiscal 2001 through the third quarter of fiscal 2005, we have recorded a total of $165.2 million in charges for the write-offs of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has arisen unexpectedly. We have occasionally encountered unexpected demand for old products as well as inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or our current product development plans change.

We consign a portion of our finished goods to both external and internal customers primarily for the purpose of customer demonstration or applications development. This inventory is categorized as other long-term assets on the balance sheet. We depreciate all consigned inventories during the period that they are held on consignment over periods ranging from 18 months to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

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

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002.

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

We evaluate the carrying value of our long-lived assets, consisting primarily of purchased intangible assets, and property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (SFAS 144). Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We made certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of one to ten years.

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

Our net deferred tax liability balance as of July 31, 2005 was $0.1 million that relates to our foreign subsidiaries that are currently generating taxable income. Our domestic deferred tax assets have a full valuation allowance against them due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

Restructuring Charges

Over the past years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and the economic downturn. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and changes to the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, write-offs of property and equipment and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities were recorded in compliance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). As applicable, we also record severance and benefit costs in accordance with

Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Postemployment Benefits” (SFAS 112), as we concluded that (a) we had a substantive postemployment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

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

RESULTS OF OPERATIONS

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	52.9	52.2	57.4	51.2
Cost of goods sold – special charges	20.5	28.2	9.5	14.1

Gross margin	26.6	19.6	33.1	34.7
Operating expenses
Research and development	21.3	14.6	22.4	16.8
Selling, general and administrative	28.2	22.6	30.8	26.8
In-process research and development	—	4.8	—	2.4
Restructuring charges	8.6	1.8	3.7	1.1
Amortization of purchased intangibles and deferred compensation	4.9	3.3	6.0	3.2

Total operating expenses	63.0	47.1	62.9	50.3

Operating loss	(36.4)	(27.5)	(29.8)	(15.6)

Net loss	(37.2)%	(20.2)%	(31.7)%	(12.3)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts and capital and operating lease sales. Net sales were $111.9 million for the third quarter of fiscal 2005 representing a decrease of 32% from net sales of $163.7 million during the third quarter of fiscal 2004. Net sales decreased $19.2 million, or 6%, to $307.8 million for the nine months ended July 31, 2005 from $327.0 million for the nine months ended July 31, 2004. For the quarter, revenue from our design and characterization group increased over the prior year’s third quarter by more than $11.3 million reflecting market acceptance of the Emiscope and IREM products, and service revenues increased nearly $4.9 million as the result of a much larger Integrated Device Manufacturer (IDM) installed base. SoC revenue remained relatively flat. Revenue from our analog mixed signal product line declined $17.1 million from the third quarter of 2004 and flash memory revenues declined $47.7 million. Both declines reflect the cyclically low demand in those markets. For the nine months ended July 31, 2005 and 2004, revenue from our SoC, design characterization group and service products increased to $235.0 million from $136.9 million, respectively, constituting 30% of the total increase in our overall net sales. This increase results primarily from the June 2004 acquisition of NPTest, offset by the decrease in revenue from our analog mixed signal and memory products to $72.8 million during the nine months ended July 31, 2005 from $190.1 million during the same period of fiscal 2004, representing a decrease of 36% of the total net sales. This again reflects the cyclically low demand in those markets. Sustainability of the revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will remain flat or increase up to approximately 7% for the fourth quarter of fiscal year 2005 compared to the third quarter.

International net sales accounted for approximately 72% of total net sales in the third quarter of fiscal 2005 compared with 79% in the third quarter of fiscal 2004. International net sales accounted for approximately 66% and 75% of total net sales for the nine months ended July 31, 2005 and July 31, 2004, respectively. Our net sales to the Asia Pacific region accounted for approximately 50% and 56% of total net sales in the third quarter of fiscal 2005 and 2004, respectively, and thus are subject to the risk of economic instability in that region that may materially adversely affect the demand for our products. Capital markets in Asia historically have been highly volatile, resulting in economic instabilities. Instabilities may recur which could materially adversely affect demand for our products. In addition, the economic impact of geopolitical instabilities on the Korean peninsula may affect future orders from this region and the timing of or payment for shipments made to this region.

Starting in the second quarter of fiscal 2005, our chief decision makers reviewed the breakdown of revenues by different product line groupings. The table below represents our revenue by product line. Our net sales by product line for the three and nine months ended July 31, 2005 and July 31, 2004 consisted of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
SoC	36%	27%	37%	23%
Analog Mixed Signal	21	25	20	34
Memory	3	31	3	24
Design Characterization Group	12	1	12	4
Service	28	16	28	15

Total	100%	100%	100%	100%

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-downs, sell-through of previously written-down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin was 27% and 33% for the three and nine months ended July 31, 2005, respectively. For the comparable periods ended July 31, 2004 the gross margins were 20% and 35%, respectively. The decrease in gross margins primarily reflects the effect of $23.0 million and $29.1 million of costs of sales in special charges during the three and nine months ended July 31, 2005, respectively. The special charges were for the write down of Kalos II inventory due to our decision to invest in the next generation memory product as well as to lack of demand, obsolete revisions of Sapphire inventory resulting from our decision to market Sapphire as our sole solution for the high end SoC market and excess and obsolete Octet and Vanguard II inventory and assets due to our decision to discontinue significant future investment in these redundant product lines stemming from the acquisition of NPTest. The remaining decrease is primarily attributable to lower margin product mix. In addition, during the three and nine month periods ended July 31, 2005 our gross margin benefited by approximately 3.7% and 4.1%, respectively, from the sale of fully reserved inventory. For the comparable periods ended July 31, 2004 the gross margins benefited by approximately 5.5% and 1.9%, respectively, from the sale of fully reserved inventory. Excluding the effect of any future special charges, we believe gross margins will remain flat in the next several quarters compared to the third quarter of fiscal 2005.

Research and Development

Research and Development or R&D expenses remained flat at $23.8 million in the three months ended July 31, 2005, compared to $23.9 million for the same period in the prior fiscal year. R&D expenses were $68.9 million for the nine months ended July 31, 2005, compared to $54.9 million from the same period in the prior fiscal year, an increase of 25%. R&D expenses increased during the nine months ended July 31, 2005 compared to the same period of fiscal 2004 due primarily to the purchase of NPTest in the third quarter of fiscal 2004 which contributed additional R&D expenses of approximately $13.7 million. We will continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain approximately flat for the fourth quarter of fiscal year 2005 compared to the third quarter.

Selling, General and Administrative

Selling, general, and administrative, or SG&A, expenses were $31.5 million in the three months ended July 31, 2005, compared to $37.0 million for the same period in the prior fiscal year, a decrease of 15%. SG&A expenses were $94.7 million during the nine months ended July 31, 2005, compared to $87.6 million for the same period in the prior fiscal year, an increase of 8%. The decrease in G&A expenses for the third quarter of fiscal 2005 as compared to the same period in fiscal 2004 is primarily due to decreases in field operation expenses from NPTest integration headcount reductions, decrease in sales commission expenses due to decrease in commission rates and lower revenue, and decrease in distributor commission expenses due to lower sales, which more than offset the significant increases in Sarbanes-Oxley related costs. SG&A expenses increased during the nine months ended July 31, 2005 as compared to the same period of fiscal 2004 due primarily to the acquisition of NPTest in June 2004 and significant increases in audit and Sarbanes-Oxley compliance related costs which more than offset reductions in commissions and other variable compensation expenses. We expect SG&A expenses will be flat in the fourth quarter of fiscal year 2005 compared to the third quarter.

Amortization of Purchased Intangibles and Deferred Compensation

Amortization of purchased intangible and deferred compensation expenses were $5.5 million for the three months ended July 31, 2005, compared to $5.3 million for the same period of the prior fiscal year, an increase of 2%. Amortization of purchased intangible and deferred compensation expenses were $18.5 million for the nine months ended July 31, 2005, compared to $10.6 million for the same period in the prior fiscal year, an increase of 74%. The increase in amortization expense for the nine month period is primarily due to the additional amortization resulting from the purchase of NPTest during the third quarter of fiscal 2004. Remaining estimated annual amortization expense for purchased intangible assets and deferred compensation is expected to be $5.0 million, $19.2 million, and $18.7 million, for the remainder of fiscal years ending in 2005 through 2007, respectively. See Note 10, “Goodwill and Other Intangible Assets” of the notes to condensed consolidated financial statements for a detailed breakdown of purchased intangible amortization expense by category. As of November 1, 2002 we adopted SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. We completed our annual goodwill impairment test as of July 31, 2004 during the fourth quarter of the fiscal year and most recently as of January 31, 2005 primarily as a result of lower revenues. Under all such tests, we determined that no potential impairment existed and as a result, we have not recognized any impairment losses in connection with SFAS 142.

Restructuring Charges

During the third quarter of fiscal 2005, we recorded a restructuring charge of approximately $9.7 million primarily for severance and related charges and the closure of our San Jose facility. Of these charges, $9.6 million related primarily to the San Jose, California building lease which we vacated during the quarter and $1.2 million related to headcount reduction of 47 employees. The additional charges were offset by our adjustment of the previous over-accrued restructuring charges of $0.6 million and the write-off of the San Jose deferred rent of $0.7 million. During the nine months ended July 31, 2005, we recorded a restructuring charge of approximately $11.4 million for severance and related charges, and property and equipment write-offs. The severance and other related charges amounted to $2.1 million which accounted for headcount reduction of 67 employees. The affected employees were primarily in research and development and selling general and administrative functions. The property and equipment write off, amounting to $1.1 million, resulted from the Company’s decision to halt additional research and development investment in one of its products that was rendered redundant by the acquisition of NPTest. The operating lease charges of $9.6 million, which are net of expected sublease rentals, resulted from vacating the former NPTest headquarters facilities in San Jose.

In January 2004, we relocated our corporate headquarters to our owned facilities in Milpitas, California and vacated our previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. This lease expired in June 2005. During the quarter ended January 31, 2004, we recorded a restructuring charge in the amount of $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income for a lease in Austin, Texas.

Interest Income

We generated interest income of $0.7 million and $0.2 million in the third quarter of fiscal 2005 and 2004, respectively. For the nine months ended July 31, 2005 and 2004, interest income was $2.0 million and $2.8 million. The increase in interest income for the three months ended July 31, 2005 was primarily due to the increase in interest rate. The decline in interest income for the nine months ended July 31, 2005 was primarily due to lower cash and investment balances in fiscal 2005 offset somewhat by the rise in interest rates.

Interest Expense

Interest expenses were $0.8 million and $1.7 million for the third quarter of fiscal year 2005 and 2004, respectively. For the nine months ended July 31, 2005 and 2004, interest expenses were $2.3 million and $3.3 million, respectively. The decrease in interest expense in fiscal 2005 is primarily attributable to the pay-off of three notes payable related to leased products during the first quarter of 2005.

Other Income, Net

Other income, net was $1.1 million and $14.8 million of income for the third quarter of fiscal 2005 and 2004, respectively. For the nine months ended July 31, 2005 and 2004, other income, net was $3.0 million and $15.5 million, respectively. The decrease in other income, net, for the three and nine months of fiscal 2005 as compared to the same period of the prior year was primarily due to the fair value adjustment of an acquired liability owed to the former parent of NPTest, Schlumberger Limited (Schlumberger). This liability was settled during the third quarter of 2005 for a total settlement value of $9.0 million. See Note 9 “Acquisitions,” of the Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

We recorded an income tax provision of $2.0 million and $8.6 million for the three and nine months ended July 31, 2005, respectively, as compared to $1.5 million and $3.9 million for the same periods of fiscal 2004, respectively. The income tax expense for the periods consist of foreign tax expense on earnings generated from our foreign operations. We expect to record a full valuation allowance on domestic tax benefits from ongoing losses generated in the U.S. until we can sustain a consistent level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended July 31, 2005, net cash used in operating activities was $20.5 million. The primary use of this cash resulted from increases in working capital of $7.4 million and a net loss of $97.5 million, offset by depreciation and amortization of $47.9 million, non-cash charges of $28.7 million related to the inventory write-off, facility consolidation and property and equipment write-off, and approximately $7.6 million related to inventory write down, bad debt expense and loss on disposal of property and equipment.

Investing activities provided cash of $8.1 million in the nine month period ended July 31, 2005, primarily attributable to $20.5 million of cash received from net sales of available-for-sale securities and proceeds from sales of property and equipment and leased equipment of $0.6 million offset by $13.0 million of cash used for purchases of property and equipment to support our business. The majority of the property and equipment expenditures resulted from our facilities consolidation efforts.

Financing activities provided net cash of $4.5 million in the nine month ended July 31, 2005. The cash provided was primarily due to $5.6 million received from the issuance of common stock relating to our employee equity plans offset by payments of bank loans and notes payable related to leased products of $1.1 million.

As of July 31, 2005, we had working capital of $226.4 million, including cash and short-term investments of $135.4 million, and accounts receivable and inventories totaling $214.7 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. Events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

As a result of the NPTest acquisition, we were required to make a payment to Schlumberger Limited at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger Limited. The payment amount was contingent upon the value of our common stock at the time of distribution. In May 2005, the parties reached a settlement, which required us to pay Schlumberger approximately $4.0 million in cash and 615,157 shares of our common stock which was valued at $5.0 million for a total settlement value of $9.0 million. As of July 31, 2005, we had fulfilled our obligations to Schlumberger and there were no outstanding liabilities in relation to this transaction.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months and in the foreseeable future, including potential acquisitions or strategic investments, capital expenditures, and working capital requirements.

We lease some of our facilities and equipment under operating leases that expire through 2013 of which $9.3 million represented the net present value of the lease commitment for the San Jose, California lease and $0.7 million for the Austin, Texas lease commitment have been written-off to special operating charges during the third quarter of fiscal 2005 and first quarter of fiscal 2004, respectively, net of estimated sublease income. The approximate future minimum lease payments at July 31, 2005 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2005	$1,698	$1,341	$357
Fiscal 2006	6,617	4,317	2,300
Fiscal 2007	5,711	3,568	2,143
Fiscal 2008	4,868	3,448	1,420
Fiscal 2009	4,696	3,487	1,209
Thereafter	2,573	—	2,573

	$26,163	$16,161	$10,002

The leases written off in special charges of $10.5 million are accounted for in our accrued expenses and other liabilities balance on the condensed consolidated balance sheets at July 31, 2005.

The following summarizes our minimum contractual cash obligations and other commitments at July 31, 2005, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$26,163	$1,698	$6,617	$5,711	$4,868	$4,696	$2,573
Bank note (2)	5,000	—	5,000	—	—	—	—
Interest on bank note	78	52	26	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	—	180,000	—	—
Interest on convertible subordinated notes	6,863	675	2,700	2,700	788	—	—
Residual value guarantees (4)	780	780	—	—	—	—	—
Trade-in commitments (4)	1,600	1,600	—	—	—	—	—
Minimum payable for information technology outsourcing including fees for early termination	2,635	1,173	1,462	—	—	—	—
Open and non-cancelable purchase order commitments	44,923	20,375	21,324	3,224	—	—	—

Total contractual cash and other obligations	268,042	26,353	37,129	11,635	185,656	4,696	2,573

(1)	Approximately $10.5 million of this total has been accrued for as restructuring charge in the condensed consolidated balance sheets as accrued expenses and other liabilities.

(2)	This amount is recorded in the condensed consolidated balance sheets as bank note.
(3)	This amount is recorded in the condensed consolidated balance sheets as convertible subordinated notes.
(4)	This amount is recorded in the condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At July 31, 2005, we had open and committed non-cancelable purchase orders totaling approximately $44.9 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at July 31, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

Net transfer of inventory to property and equipment was $0.3 for the nine months ended July 31, 2005. Mature product spare parts that are used in our service business are classified as other assets. In addition, we capitalize a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development which we classify as product consignment and include in other assets.

As of July 31, 2005, our principal sources of liquidity consisted of approximately $86.4 million of cash and cash equivalents, and short-term investments of $49.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R revised SFAS 123. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that the costing resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use a fair-value-based payment measurement method in accounting for share-based payment with employees as well as for goods and services received from non-employees. SFAS 123R is effective for all annual reporting period that begins after June 15, 2005, with early adoption permitted. We expect to adopt SFAS 123R using the modified prospective method effective November 1, 2005.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted or modified after the effective date of SFAS 123 (December 15, 1994). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also requires entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes-Merton) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to estimate the fair value of employee stock options upon the adoption of SFAS 123R. We believe that the adoption of SFAS 123R will have a material effect on our results of operations. See Note 6, “Stock-Based Compensation” of the notes to the condensed consolidated financial statements for the possible effect of adopting SFAS 123R on our financial position and results of operations. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. We currently have no plans to repatriate foreign earnings.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (SFAS 154) effective with fiscal years beginning after December 15, 2005. This statement replaces APB Opinion No. 20,”Accounting Changes,” and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We do not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position or results of operations.

RISK FACTORS

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	loss of certain key customers who account for large portion of our revenue;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	manufacturing capacity and ability to volume produce systems, including our newest systems, and meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;
•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	difficulties integrating NPTest into our organization;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEM, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities, especially in Asia.

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

Over time, we have expanded our base of customers; however, large portion of our revenues are generated from a small number of key customers. In particular, two customers accounted for 25% and 17% of our net sales for the three months ended July 31, 2005. Our top ten customers accounted for 70% of our net sales for the three months ended July 31, 2005. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

When we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.

We have developed in large part through mergers and acquisitions of other companies and businesses. We intend in the future to pursue additional acquisitions of product lines, technologies and businesses. We may utilize cash or we may continue to issue debt or equity securities to pay for future acquisitions, which may be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have affected and could continue to materially adversely affect our business, financial condition and results of operations. In May 2005, we reached a settlement with Schlumberger, which required us to pay Schlumberger approximately $4.0 million in cash and 615,157 shares of our common stock which was valued at $5.0 million under the settlement terms. As of July 31, 2005, we had fulfilled our obligations to Schlumberger and there were no outstanding liabilities in relation to this transaction.

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

In order to effectively deal with the changes brought on by the scale of the NPTest acquisition, we are implementing and improving a variety of operating, financial, and other systems, processes, procedures, and controls. However, we cannot be certain that any existing or new implementation of our systems, processes or controls, including the implementation of the NPTest processes and controls on our primary business applications (including our SAP ERP system) will be adequate to support potential fluctuations in our operations during the transition or will be accomplished without disruptions in our business. In addition, during our fiscal 2004 year end close and audit processes, our independent registered public accounting firm and we identified certain material weaknesses in our internal controls and certain additional internal control deficiencies. Although we have implemented changes in our internal controls over financial reporting, we have not completely remediated the noted material weaknesses and internal control deficiencies as of July 31, 2005, and such deficiencies may continue for one or more quarters. There can be no assurance that we will completely remediate the noted material weaknesses and internal control deficiencies. Any failure to implement, improve and expand such systems, processes, or controls efficiently or to completely remediate the noted internal control deficiencies could have a material adverse effect on our business, financial condition or results of operations.

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

To date, the combined company has incurred approximately $5.9 million in direct costs associated with the merger which was capitalized as part of the overall purchase price. In addition, we recorded a charge of $7.9 million for the write off of in-process research and development and incurred $13.2 million of restructuring charges resulting from the purchase of NPTest. We believe the combined entity may incur additional charges to operations, which cannot be reasonably estimated at this time. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Under our inventory valuation policy, we review excess and obsolete inventory on a quarterly basis for significant events that might have an impact on inventory valuations. We believe the decisions regarding future product development stemming from the NPTest acquisition are a significant event and thus we evaluated the current inventory valuations of our products to determine if the inventory values have been impaired. The primary area of market segment overlap is in the higher-end system-on-a-chip marketplace where we have chosen to focus future investment on the development of the

NPTest Sapphire product rather than our Octet product. The review and evaluation resulted in a special charge of $49.6 million in fiscal 2004 and $5.4 million for the nine months ended July 31, 2005. Of the combined amount, $49.1 million was directly related to inventory write-downs. The remaining $5.9 million related to vendors’ liabilities, spare part write-downs, long-lived assets write-offs, the scrapping of existing work orders and workforce reductions.

In November 2004 we announced a Facilities Restructuring Plan that resulted in the closure of both NPTest’s major North American facilities as well as a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California were moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily in the May to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $27.8 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $5.9 million in expenses for relocation, retention and other, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.4 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments.

We may be required to take additional charges for excess and obsolete inventory and impairment of property and equipment as a result of this integration in the future.

We operate in a volatile industry – indicator of goodwill and other long-lived assets impairment under SFAS 142 and SFAS 144 may be present from time to time.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002. During the nine months ended July 31, 2005 and July 31, 2004, goodwill increased by approximately $3.4 million and $381.7 million, respectively, due to our acquisition of NPTest.

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

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2004 during the fourth quarter of the fiscal year. We most recently reviewed goodwill for impairment again at the end of January 2005, largely because of lower revenues than in the preceding two quarters. In all such tests to date, we determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. However, no assurances can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow. If we determine our goodwill or intangible assets to be impaired, the result of non-cash charges could be substantial.

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

To better align our business model with the cyclicality of our business, in November 2004 we announced a Facilities Restructuring Plan that resulted in the closure of both NPTest’s major North American facilities as well as a reduction in force. Our manufacturing operations in Milpitas, California and Simi Valley, California were moved to Hillsboro, Oregon. By consolidating our manufacturing operations into a single facility, we believe we will be better able to reduce overhead and infrastructure costs, focus on product innovation, and maintain a higher level of quality and customer service. We expect to execute this Facilities Restructuring Plan primarily during the May to October 2005 time period. Approximately 8% or 160 employees, primarily in manufacturing, will be leaving us as result of this Plan. In connection with the Facilities Restructuring Plan, we expect to record total charges of approximately $27.8 million, consisting of approximately $2.7 million in charges related to severance and related costs, approximately $5.9 million in expenses for relocation, retention and other, approximately $8.8 million in charges related to the write-off or accelerated depreciation of tenant improvements, and approximately $10.4 million in charges related to the write-off of lease liabilities. We expect to payout approximately $8.1 million of the total charges associated with the Facilities Restructuring Plan during fiscal 2005. We also expect to payout approximately $9.5 million in fiscal 2006 through fiscal 2009 for lease liability payments. A reduction in force affecting approximately 138 positions or 7% of our employees and contract workers occurred on November 18, 2004. This action, combined with the Facilities Restructuring Plan, will result in the elimination of approximately 298 positions or 14% of our global work force. We recorded a severance charge in the fourth fiscal quarter ended October 31, 2004 of approximately $2.5 million in connection with the employee reduction taken on November 18, 2004. There can be no assurance that we will achieve all of the cost savings contemplated by these cost reduction measures.

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

We have approximately $44.9 million of open and non-cancelable purchase order commitments outstanding at July 31, 2005. These are primarily for inventory purchases being made to support the anticipated revenues for the fourth quarter of fiscal 2005 and first quarter of fiscal 2006.

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

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. In the past, we experienced significant delays in the introduction of our Octet, ValStar 2000 and Kalos series testers as well as certain enhancements to our other testers. The Octet tester was first shipped in October 2002 and minimal revenue has been recognized from the Octet product family through July 31, 2005. Following the acquisition of NPTest, we have chosen to focus future investment on the Sapphire product rather than our Octet product. We have historically experienced some delays related to our inability to successfully complete product hardware and software engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. In addition, under our revenue recognition policy that is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of generally recognizing revenue upon shipment. We introduced several new systems and products during fiscal 2003. Revenues from sales of those new systems and products may be deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties, including difficulties resulting from the integration of NPTest that could delay future introductions or volume production or sales of our systems or enhancements and related software tools. In the past, we have incurred and we may continue to incur substantial unanticipated costs to ensure the functionality and reliability of our testers and to increase feature sets. If our systems continue to have reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive tester and related software tools available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations. In addition, the consolidation of our manufacturing operations in a single site exposes us to the increased risk of manufacturing delays or disruption in the event of natural disasters or other calamities at the site. Any delays or disruptions could materially adversely affect our business, financial condition and results of operations.

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

We must develop and deliver customized hardware and software to meet our customers’ specific test requirements. The market requires us to manufacture these systems on a timely basis. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to meet such hardware and software requirements could impact our ability to recognize revenue on the related equipment. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years, which could have a material adverse effect on our business, financial condition or results of operations.

We rely on Spirox Corporation and customers in Taiwan for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business.

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 10%, 23% and 19% of our net sales in the nine-month period ended July 31, 2005 and fiscal years ended October 31, 2004 and 2003, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox, an operation owned 90% by Spirox and 10% by us. This new corporation is dedicated to support our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the

Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

In addition, Statement on Financial Accounting Standard No. 123R “Share-Based Payment” requires that employee stock option and employee stock purchase plans shares be treated as a compensation expense. SFAS 123R is effective for all annual reporting period that begins after June 15, 2005. We expect to adopt SFAS 123R effective November 1, 2006. The adoption of this statement is expected to result in significant compensation charges. For example, for the nine months ended July 31, 2005 and fiscal year ended October 31, 2004, had we accounted for stock-based compensation plans using FAS 123 as amended by FAS 148, diluted loss per share would have been increased by $0.18 and $0.41, respectively. We believe that the adoption of SFAS 123R will have a material effect on our results of operations. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

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

International sales accounted for approximately 66%, 72% and 64% of our total net sales for the nine months ended July 31, 2005 and fiscal years 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 42%, 52% and 38% of our total net sales in the nine months ended July 31, 2005 and fiscal years 2004 and 2003, respectively, and thus demand for our products is subject to the risk of economic instability in that region and fears surrounding SARS or other health risks could continue to be materially adversely affected. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations. Further, many of our customers in the Asia-Pacific region built up capacity in ATE during fiscal 2000 in anticipation of a steep ramp up in wafer fabrication. However, this steep ramp up in output has not fully materialized leaving some customers with excess capacity.

No single Asian end-user customer accounted for more than 10% of our net sales during the first nine months 2005 and 2004 or 2003. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% and 10% of our net sales in fiscal 2004 and 2003, respectively. Two customers headquartered in the U.S. accounted for 28% and 14% of our net sales in the nine-month period of fiscal 2005. One customer headquartered in the U.S. accounted for 11% of our net sales in fiscal 2004.

In addition, one of our major distributors, Spirox Corporation, which accounted for 10%, 23% and 19% of our net sales in the first nine months of fiscal 2005, fiscal 2004 and 2003, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. With the scale of the NPTest acquisition, we are implementing and improving a variety of operating, financial, and other systems, processes, procedures, and controls. This work includes the implementation of the NPTest activities on our primary business applications including the SAP ERP system. In addition, during our fiscal 2004 year end close and audit processes, our independent registered public accounting firm and we identified certain material weaknesses in our internal controls and certain additional internal control deficiencies. Although we have implemented changes in our internal controls over financial reporting, we have not completely remediated the noted material weaknesses and internal control deficiencies as of July 31, 2005, and such deficiencies may continue for one or more quarters. There can be no assurance that we will completely remediate the noted material weaknesses and internal control deficiencies. Any failure to implement, improve and expand such systems, processes, or controls efficiently or to completely remediate the noted internal control deficiencies could have a material adverse effect on our business and our ability to achieve and maintain an effective internal control environment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

		Future maturities of investments held at July 31, 2005
	Balance October 31, 2004	Balance July 31, 2005	2005	2006	2007	2008	Thereafter
Cash equivalents
Amounts	$94,052	$86,361	$86,361	—	—	—	—
Average rate	0.80%	2.15%	2.15%	—	—	—	—
Short term investments
Amounts	$69,182	$48,652	$48,652	—	—	—	—
Average rate	5.54%	2.29%	2.29%	—	—	—	—

Total investment	$163,234	$135,013	$135,013	—	—	—	—
Average rate	2.80%	2.21%	2.21%	—	—	—	—
Equity instruments	$772	$434	$434	—	—	—	—

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

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $31,250. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond our control.

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency gains/losses were approximately $1.2 million gain and $0.3 million loss for the nine months ended July 31, 2005 and 2004, respectively and included in other income, net on the condensed consolidated statements of operations. The gain during the nine months July 31, 2005 primarily due to the U.S. dollar became stronger.

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

During the course of the fiscal 2004 year end audit, most of the differences between amounts recorded by us in the financial statements and amounts that our independent registered public accounting firm believed were required to be recorded under U.S. generally accepted accounting principles in our financial statements were recorded by management.

We are currently searching for qualified candidates for those positions identified as being advisable additions and strengthening the controls around those processes determined to be material weaknesses or internal control deficiencies. We currently are unable to determine when the above noted material weaknesses and internal control deficiencies will be fully remediated. However, because remediation will not be completed until we have completed staffing changes and strengthened the pertinent controls, we believe that the material weaknesses and internal control deficiencies noted above continued to exist at July 31, 2005.

Changes in Internal Control over Financial Reporting. During the nine months ended July 31, 2005, we have made the following changes in our internal control over our financial reporting:

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against us, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by Credence. Mr. Schmidt alleges damages in excess of $3.0 million and seeks in addition punitive damages. Formal discovery has not yet commenced in this litigation. We intend to vigorously defend these claims and believe we possess meritorious defenses to the claims.

We also are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement Transaction

On May 26, 2005, the Company entered into a settlement agreement with Schlumberger Technology Corporation, a Texas corporation (“STC”), Schlumberger Technologies, Inc., a Delaware corporation (“STI”), and Schlumberger B.V., a corporation organized under the laws of The Netherlands (“together with STC and SIT, “Schlumberger”), pursuant to which the Company issued 615,157 shares of the Company’s common stock in a private placement transaction. The settlement agreement arose out of the Company’s obligation to make a future payment to Schlumberger in connection with the Company’s acquisition of NPTest. Under the terms of the settlement agreement, the Company agreed to pay Schlumberger $4.0 million in cash and issue 615,157 shares of the Company’s common stock valued at $5.0 million. The offer, sale and issuance of the securities in the private placement was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. As of July 31, 2005, the Company had fulfilled its obligations to Schlumberger and there were no outstanding liabilities related to this transaction.

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

CREDENCE SYSTEMS CORPORATION
(Registrant)

September 9, 2005 Date	/S/ JOHN BATTY
John Batty Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

4.2(3)	Resale Restriction Agreement with respect to certain stock option award agreements issued under the Company’s 1993 Stock Option Plan.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on August 29, 2005.
(3)	Incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on September 1, 2005.