Form 10-K
period 2005-10-31
CREDENCE SYSTEMS CORP
filed 2006-01-17
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Common Stock, $0.001 par value

Indicate by check mark if the registration is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registration is not registered to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 30, 2005 was approximately $573,350,538 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 31, 2005, approximately 99,488,400 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on March 21, 2006 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this report.

FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Forward-looking statements include statements regarding our objective to be the leading supplier of test solutions from design through to production test; the combining of NPTest technology with our traditional cost focus; the anticipated benefits of leveraging our technology portfolio and the scalability of our technology; keeping pace with rapid advances in IC design and test enhancing our existing systems; our goal to provide our customers with lower total cost alternative test solutions; our customers requiring increasing levels of sophisticated hardware tools; our belief that our cost effective test systems enables us to provide leading edges solutions to minimize time to market and extract the best yields from the manufacturing process; building close working relationships with integrated circuit manufacturers, EDA software vendors and wafer probe and device handler vendors to enhance our market position which allow us to design and offer more effective products; our intention to focus our ongoing high-end SoC test development on the Sapphire platform; anticipated cycle time, timing accuracy, the number and characteristics of the pins and the density of our products; the increasing importance of test service companies in the ATE market; our dependence upon the success of our major customers; our dependence on obtaining orders from new and current customers and the general global economy; international business continuing to account for a significant portion of our net sales; our belief that order cancellations and customer-requested shipment delays will occur in the future; seeking long-term relationships with major customers; our focus on increased cycle time, accuracy and pin counts of our tester products and co-development of technology between our product groups; our continued efforts to provide solutions that allow a more rapid, cost-effective development of ATE test programs; our dedication to continue to invest significant resources in the development of new products and enhancements; the possibility that litigation may be necessary to enforce our patents and other intellectual property rights; our manufacturing objective to produce engineering validation test systems and ATE that conform to our customers’ requirements at the lowest commercially practical manufacturing cost; managing our inventory through agreements with both suppliers and subcontractors; competing favorably with respect to throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership; future results depending on attracting and retaining highly skilled workers; our dependence on continued significant expenditures related to new products, capital equipment purchases and worldwide training and customer service and support; our belief that our net sales and operating results will continue to fluctuate; our intention to introduce new products and product enhancements; our belief that our gross margin on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers will harm our business and operating results; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; focus on product innovation and maintain a higher level of quality and customer service; existing cash and short-term investments being sufficient to meet our cash requirements for the foreseeable future; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; a significant portion of new orders depending upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; dependence upon our obtaining orders for systems to be shipped in the same quarter in which the order is received; continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers being of critical importance to our future financial results; investment of significant resources in the development and completion of new products and product enhancements; investing significant resources in property, plant and equipment, purchased and leased facilities, inventory and other cost; our plan to bring our IT functions in-house; the possibility that we may repatriate cash from our foreign subsidiaries; adoption of SFAS 123R will have a material impact on our consolidated financial statements, gross margins and operating expenses; the factors upon which our ability to maintain or increase sales levels in Taiwan depend; our belief that the adoption of SFAS 123R will have a material effect on our results of operations; our anticipation that international sales will continue to account for a significant portion of our total net sales; our expectation that we will continue to receive notice of third party claims for infringement and that litigations expenses with respect to those claims may continue to be an expensive and time consuming process for us; our expectation that our expenses will increase as a result of our response to the new requirements of the Sarbanes-Oxley Act of 2002, including implementation of Section 404; our expectation that the Sarbanes-Oxley Act of 2002 will make it more difficult and more expensive for us to obtain director and officer liability insurance; our dependence on the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; existing properties, including both owned and leased sites, are in good condition and adequate to meet our current and foreseeable future requirements; the belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; our intention to vigorously defend claims brought by Roy Schmidt; our belief that claims brought in the ordinary course of business will not have a material adverse effect on our business, financial condition or results of operation; our anticipation that net sales will decrease by approximately 4% to 8% in the first quarter of fiscal year 2006 compared to fourth quarter of fiscal 2005; our belief that gross margins could be flat to slightly higher in the next several quarters; our anticipation that R&D expenses for fiscal 2006 will be flat in absolute dollars when compared to those recorded in fiscal 2005; our expectation that SG&A expenses for fiscal 2006 will be flat to down in absolute dollars when compared to those recorded in fiscal 2005; anticipated annual amortization for purchases intangible assets and deferred compensation is expected to be $18.8 million, $18.4 million, and $14.5 million for the fiscal years ending in 2006 through 2008, respectively, excluding the effect of FAS 123R adoption; our expectation to record a full valuation allowance on domestic tax benefits; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest income or expense; our belief that the adoption of SFAS 154, relating to retrospective changes in accounting principles, will not have a material effect on our consolidated financial position or results of operations; anticipated amortization of intangible assets as a result of the NPTest acquisition; our cautious outlook for future orders and sales levels; our revenue recognition practices regarding new products; our expectation that we will not recognize any significant tax benefits in our results of operations; our belief that our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; estimated future restructuring payments; our dependence on generating sufficient taxable income in future years to realize net deferred tax assets; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; our intention to continue to evaluate goodwill on an annual basis; our intention to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; the impact of the adoption of certain accounting pronouncements on the Company’s financial positions or results of operations; our need for continued significant expenditures for research and development, marketing and other expenses for new products; our expectation of continuing volatility in order activity; our belief that it is probable that orders will be canceled and delayed in the future; our intention to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover; our goal to ensure that our senior management has timely access to material information that could affect our business; and those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancement tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; underestimate of the expenses associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002; the timing of orders; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; inaccuracies in our assumptions regarding our tax positions; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties of the assumptions regarding anticipated amortization of intangible assets as a result of the NPTest acquisition; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; unanticipated difficulties in the remediation of internal control deficiencies; ability of the Company to maintain the requisite level of assets under its deferred compensation plan; increased fragmentation in the ATE industry and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this annual report on Form 10-K are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this annual report on Form 10-K should assume that the information provided today will still be valid in the future. Such information speaks only as of the date of this annual report on Form 10-K.

Item 1.	Business

We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. As part of our test equipment, we provide automation solutions in the IC design and test flow fields. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, analog, mixed-signal, system-on-a-chip or SoC, radio frequency and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership and improved yield optimization than competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, characterization, emission-based optical diagnostics, failure analysis and production test markets. Our products are designed to test semiconductors; first, at the prototype stage, second, as they are produced in high volume, and third, during yield optimization and failure analysis. Our test products enable design and test engineers to develop and troubleshoot production test programs prior to fabrication of the device prototype. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

We were incorporated in California in March 1982 and were reincorporated in Delaware in October 1993. “Credence” or the “Company”, “we”, “us” and “our” refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 1421 California Circle, Milpitas, California and our telephone number is (408) 635-4300. Our worldwide website address is www.credence.com. On our Investor Relations page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Mr. John Batty, the Company’s Senior Vice President, Chief Financial Officer and Secretary, at the Company’s headquarters at 1421 California Circle, Milpitas, California 95035. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. “Credence Systems Corporation,” “Credence,” “IMS,” “Fluence,” “SC,” “ValStar,” “Quartet,” “Octet,” “Sapphire,” “ITS9000,” “ASAP,” “SPP,” “Electra,” “Vanguard,” “Kalos,” “DUO,” “TMT,” “MVNA,” “Virtual Test,” “Optonics,” “Emiscope” and “SZ” are certain of our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies.

Background

The semiconductor industry’s successful production of increasingly smaller, faster and more sophisticated ICs has made semiconductor devices available for a wide range of applications resulting in semiconductor content growth in almost all appliances ranging from dishwashers to automobiles, cell phones to PDAs and laptops to servers. At the same time, semiconductors have emerged as the building blocks of the communication, internet and telephony infrastructures. IC proliferation, together with a competitively driven reduction in device average selling prices or ASPs, compels IC manufacturers to continually strive to reduce manufacturing costs while improving their time to volume production and profit.

The process of designing and manufacturing ICs is complex and capital-intensive, involving stages of design, prototype manufacture, engineering validation test of the prototypes, device manufacture and production test and finally yield improvement. Each stage in this process has come under pressure as ICs have increased in complexity and speed while ASPs have declined. At the design stage, advances in electronic design automation, or EDA, software has allowed design engineers to work with IC designs at increasingly higher levels of abstraction, permitting engineers to design significantly more complex ICs in less time. The ability to design more complex and capable circuits, together with advances in manufacturing processes, has resulted in an approximate doubling of chip speed and complexity every two years. However, as ICs have become more complex and as device manufacturers have increasingly sought ways to introduce products to market more rapidly, critical limitations have become increasingly apparent in the IC design-to-production process flow.

The equipment used in the engineering validation test stage often has been unable to effectively verify and characterize increasingly complex ICs. To perform specialized tests on prototypes, engineers turned to ATE machines to verify and characterize prototypes. ATE machines, however, are designed for volume production testing and often lack the flexibility or versatility to efficiently test whether, and within what limits, a given part works, or to efficiently analyze why it fails.

Production testing is a principal element in the cost structure of semiconductors. Purchasers of production testers now examine more carefully the total cost of ownership of ATE comprised of the initial purchase price of the tester, as well as the tester’s reliability, flexibility, size, power and cooling requirements, ability to upgrade, maintenance and spare parts costs.

The semiconductor manufacturers have increasingly shifted performance testing towards wafer probe which imposes new requirements on ATE. Wafer probe testing requires that the device under test be located in close physical proximity to the measuring circuits of the tester in order to minimize potential signal distortions that can negatively impact testing yields. Smaller testers can more easily be placed in close physical proximity to the circuits. In addition, wafer probe testing typically occurs in a clean room where potential contaminants must be continually removed and temperatures kept constant. These special maintenance requirements make clean rooms expensive to operate. Smaller testers occupy less floor space and therefore assist in reducing clean room costs. In addition, smaller testers that consume less power generally have reduced air conditioning requirements.

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

The Credence Solution and Strategy

Our objective is to be the leading supplier of semiconductor test solutions from design through production test. This includes high performance IC engineering validation test systems, compelling silicon debug and diagnostic systems, and cost-effective ATE for production testing of ICs used in high volume applications.

We provide high performance IC engineering solutions that address the engineering, debug and validation requirements of increasingly complex devices. Our engineering validation test systems test logic devices, mixed-signal devices that combine both analog and digital functionality and memory devices. Our engineering validation test systems can also be used to test selected functions of highly integrated SoC devices. By keeping pace with the industry’s advances in speed and pin count requirements, our solutions enable customers to reduce the time required for verification, characterization and failure analysis. This generally results in lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today’s increasingly complex ICs. Our validation systems give engineers a more flexible and cost-effective way to verify and characterize prototype ICs and to perform failure analysis. Each validation system integrates the functions of a variety of individual test instruments into a single system that offers increased verification and characterization performance with significant cost savings. Our engineering validation test technology allows our systems to send and receive data from an IC at the same speeds the circuit will experience in actual use. As a result, design and test engineers can better identify failures, assess areas of concern, run rapid diagnostic sequences to pinpoint the causes of failure and identify changes needed to correct design errors or weaknesses. We also provide unique solutions for advanced silicon debug, characterization and device failure analysis. Incorporating innovative time resolved emission technology for the backside timing measurement of a wide range of devices from complex multi-layer metal devices in flip-chip packages, to more traditional devices with conventional wire bond and tape automated bonding packaging technologies, this technology helps semiconductor manufacturers bring products to market faster with fewer mask re-designs and at a lower cost. Additionally, our engineering solutions accelerate failure analysis problem resolution with integrated test and diagnostic systems and integrated feedback to the major EDA products. Our solutions provide IC manufacturers shorter design cycles and faster failure resolution, improving profit opportunities and minimizing failure impact.

Cost of ownership is a critical parameter in choosing ATE platforms. Credence has traditionally excelled in this area, developing proprietary complementary metal oxide semiconductor, or CMOS, stabilization methods that minimize the drift characteristic of CMOS and enable us to produce ATE production test systems and instruments that are smaller and require less power than those based on emitter-coupled logic, or ECL, technology. These testers and instruments are intended to provide a lower total cost of ownership than many competing products currently available while meeting the performance demands of today’s ATE market. CMOS technology allows the circuits used in our testers to be reduced, or scaled down in size, as IC process technology improves. This scalability enables us to develop and manufacture smaller circuits for use in our testers at what we believe to be a lower cost and with a potentially shorter development cycle, than traditional process technologies.

Although cost is critical in ATE, many high end applications require extreme stability and accuracy. With our acquisition of NPTest in 2004, we have increased our high-end test technology. NPTest was a leader in high performance bipolar ECL and Silicon Germanium, or SiGe, circuitry. We believe that this technology, combined with Credence’s traditional cost focus, will allow us to provide scalable solutions that can meet both the high performance requirements seen in SoC characterization and the strict cost goals of high volume production.

Our business strategy incorporates the following key elements:

•	Maintain Technological Competitiveness. Our broad and deep technology portfolio enables testing of high-speed digital, mixed signal, Radio Frequency, or RF, linear and automotive devices in high-volume production as well as the highly demanding engineering test areas. We believe that leverage of this technology portfolio and the scalability of our technology will allow us to offer new products and enhancements in a potentially shorter time and at a lower cost than many of our competitors.

•	Provide Innovative Solutions to Test Increasingly Complex Devices. We will continue to keep pace with rapid advances in IC circuit design and test by introducing new engineering and production test systems, optical debug and diagnostic systems and related solutions designed to test higher speed buses and more complex and higher pin count devices. We intend to continually enhance our existing systems to add valuable features and functions that meet our customers’ evolving needs.

•	Lower Total Cost of Ownership. We seek to provide test solutions to our customers at a significantly lower total cost of ownership than competing products currently available while meeting the performance requirements of our customers. We believe that the system price, reliability, flexibility, size, power consumption, upgradeability and maintenance costs, including spare parts, of our testers enable our customers to more cost effectively test ICs.

•	Provide Solutions to Reduce Time-to-Market and Improve Yields. We believe that our customers require increasing levels of sophisticated tools to integrate the design to production test flow, assist in the utilization of ATE, minimize time-to-market and improve device yields. We offer a unique silicon debug, diagnostic and failure analysis methodology that enables transistor-level failure location. Incorporating leading high-speed opto-electronic Infra Red, or IR, detection and imaging technology, our Emiscope product line provides critical information to rapidly locate timing problems in new or failing devices. We believe our cost effective test systems that integrate design and test enable us to provide leading edge solutions to minimize time to market and extract the best yields from the manufacturing process.

•	Target Diverse, High-Volume Markets. Our products target the testing of digital logic, analog mixed-signal, SoC, memory and radio frequency devices that are used in a broad range of growing end-user market segments. Our products are designed to test semiconductors that are manufactured in high volume and are used in a variety of applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions and multimedia hardware and communications infrastructure.

•	Leverage Relationships with Industry Leaders to Enhance Market Position. We will continue to build close working relationships with integrated circuit manufacturers, EDA software vendors and wafer probe and device handler vendors to enhance our market position. Working closely with integrated circuit manufacturers helps us anticipate their needs and incorporate specific value-added functionality into our products. We believe our relationships with leading EDA software vendors allow us to design and offer products that can effectively exchange data to perform validation tests and silicon debug and refine production test programs and perform yield optimization. Our relationships with several leading wafer probe and device handler vendors strengthen our ability to develop total solutions required to drive the cost of test significantly lower.

•	Worldwide Technical Support and Customer Service. As semiconductor manufacturers expand their operations worldwide, they require global support, service and training. To meet this requirement, we utilize a combination of direct sales, service and support personnel and a broad network of independent distributors located in close proximity to major customer sites. We currently maintain locations throughout the world to service and support our customers.

Products

We currently offer a wide variety of products that test digital logic, analog, mixed-signal, SoC, non-volatile or memory and RF wireless ICs. Digital logic semiconductors produce discrete on and off logical sequences that control functions, store data, retrieve data and move and manipulate data at high rates of speed. Analog semiconductors control external functions such as sound, graphics, power management and motor controls by producing continuous varying voltage or current signals. When these analog functions are combined onto a digital IC, the resulting device is considered a mixed-signal device and as the levels of integration increase, the circuit is termed as SoC device. Non-volatile memory, or NVM, semiconductors retain their data when the power is turned off. RF wireless ICs are the devices that receive, transmit and convert radio frequency signals typically used in cellular telephones and other communications devices.

During fiscal 2004, we acquired NPTest, headquartered in San Jose, California, USA. NPTest designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The NPTest business traced its history to 1965 when Fairchild Semiconductor established an automated test equipment division. In 2003, NPTest launched the Sapphire platform with initial shipments in December of 2003. This highly scalable platform competes in the mid/high end SoC test market, taking advantage of NPTest’s strength in high performance test along with superior test economics. Credence now intends to focus its ongoing high end SoC test development on the Sapphire platform.

We are organized into four application focused groups consisting of the SoC Products Group or SPG, the Analog and Mixed Signal Product Group or AMS, the Memory Product Group or MPG and the Diagnostics and Characterization Group or DCG.

The following table sets forth our current product offerings, their features and examples of typical devices tested by each product. Included in some of the basic features are the anticipated cycle speed in megahertz, timing accuracy in either picoseconds (ps) or nanoseconds (ns), the number and characteristics of the pins and the density, in megabits (Mb), of the device that can be tested:

Product Group	Series	Models	Basic Features	Typical Devices Tested
System on Chip	Sapphire	Sapphire

>1024 digital pins

200Mb/s to >6.4 Gb/s

Better than +/- 50 ps accuracy

>300A power

Analog and Serial instruments for Audio, Video, Cellular baseband, xDSL, GigE, PCI Express, S-ATA, HDD read channel, OC-48.

Compact, scalable infrastructure.

Universal test head slots for maximum flexibility.

Microprocessors, graphics, chipsets, multimedia devices, mass storage, and complex high performance consumer devices
Analog and Mixed-Signal	Sapphire D	Sapphire D-10	200 Mbps with 96 channels per card 16 channels at 2A each, 4 quadrant Audio, video instruments Compact, scalable, air cooled Optimized multi-site test architecture	Microcontrollers, personal consumer devices, baseband, and display drivers
	ASL	ASL 3000	Up to 32 analog instruments with expansion for up to 64 pins of digital and DSP instruments. Up to 16 ports of 6GHz RF with Analog and digital instruments using MVNA technology.	Personal communications, A/D and D/A converters as well as multi-site test of traditional linear devices. Wireless communications IC such as PAs, low noise amplifiers, mixers and synthesizers. Bluetooth, CDMA, GSM and 802.11 WLAN compatible devices
		ASL 1000	Up to 19 analog instruments with 32 digital pins 25MHz	Analog or Linear IC such as battery power management IC. Traditional linear devices such as op-amps, comparators and regulators
	Falcon		Up to 32 analog instruments with expansion for up to 128 pins of digital and DSP instruments.	Automotive and mixed signal devices
	Piranha		Up to 64 pins 50 MHz digital	Automotive and mixed signal devices
Memory	KALOS 2	Personal K2 Kalos 2	192 pins 72 independent sites, 3456 pins 100/400 MHz Up to 2G fail memory +/-350 ps accuracy	Memories, EEPROM, EPROM, MROM, and NVM ASICs

Product	Series	Models	Basic Features	Typical Devices Tested
Diagnostics & Characterization Products	Complete lab design test solution	Complete Lab	Next generation debug and analysis: Expandable and configurable solution set includes NEXS framework software and frontside fixed probe technology	All flip chip devices and many wirebond-packaged devices using 65nm design rules
	Emission Based Optical Probers	EmiScope IIt	Debug and failure analysis: Expandable, configurable timing and logic optical probing system for advanced device analysis	All flip chip devices and many wirebond-packaged devices proven to below 90nm design rules
	Laser-Based Failure Localization	GlobalScan-I	Debug and failure analysis: Expandable system for localization and characterization of device failures and performance yield improvement	All flip-chip and many wirebond-packaged devices proven to below 90nm design rules
	Focused Ion Beam	P3X-II	Failure analysis, identify and repair circuit layout mainly in outer metal layers
		OptiFIB	Failure analysis, identify and repair circuit layout mainly in inner metal layers
	Emission Microscopy	IREM-1	Failure analysis, yield improvement and design debug. A fault localization system for both photo emission and thermal emission spectrums.	All device and package types
		IREM-II	Failure analysis, yield improvement and design debug. A fault localization system optimized for the photo emission spectrum. Extremely high sensitivity system.	All device types

System on Chip Products

Sapphire.    Sapphire is the first scalable platform to be brought to market for testing high performance microprocessors, chipsets and consumer devices. This high performance SoC configurable test platform first shipped in December 2003. It is designed to be a highly reconfigurable and scalable functional and structural tester for a wide range of ICs. All of Sapphire’s test electronics are integrated in the test head and interconnected by a proprietary high bandwidth bus, which results in a lower cost platform and a smaller footprint. Sapphire is used for silicon debug and validation, characterization, wafer sort and final test. The design supports a broad configuration range of up to 5,000 pins and a performance envelope that ranges from 200 Mb/s to >6.4 Gbps. Higher volume Sapphire instrument cards are the 4064 (64 channels at 400 Mbps), 1616 (16 channels at 1.6 Gbps), 3208 (8 channels at 3.2 Gbps), and QBIX (audio and video signal generation and capture). Delivery of 6.4 Gbps instrument cards has begun and the initial units have been accepted. The scalable platform allows these instruments as well as other announced instruments to then be easily configured to test devices demanding compelling performance (e.g. PCI Express 2 on graphics chips or very high-speed serial front side buses on state of the art microprocessors).

Analog and Mixed-Signal Products

Sapphire D.    Introduced in fiscal 2005, the Sapphire D extends the key attributes of the Sapphire into a cost effective test platform addressing the more cost driven markets such as personal consumer devices, micro-controllers, digital-baseband and display driver technologies. The Sapphire D architecture is highly configurable and focused on extending scalability into massive multi-site testing, which results in a superior cost of test model for our customers. The Sapphire D leverages electronics integration and air-cooling to produce a compact form factor. The Sapphire D is used for engineering as well as wafer sort and final production testing. Sapphire D initial introductory instruments are the DPIN 96 (96 channels at 200 Mbps) and mixed-signal instruments for video and audio testing. Initial Sapphire D production test systems have been shipped, installed and accepted.

ASL 3000.    Introduced in fiscal 2002, the ASL 3000 is an extension of the ASL product line featuring an increased number of mixed signal instruments, expansion to 64 pins of digital capability and DSP based mixed signal test. The ASL 3000 is capable of testing more complex devices and more devices in parallel and targets a wide range of ICs used in personal communications. Our RF wireless test products provide tools to IC manufacturers for use in characterization and production test of high performance, cost sensitive RF devices. Incorporating our proprietary Modulated Vector Network Analysis, or MVNA, technology to test RF devices, the ASL 3000RF is targeted at cost effective testing of RF front-end devices that are typically manufactured using Gallium Arsenide, or GaAs, Bi-polar or Bi-CMOS technology. The devices, power amplifiers, or PAs, low noise amplifiers, or LNAs, synthesizers, mixers and switches and integrated combinations of these, or base band chips, are used in both digital and analog cell phones. Providing capability to test devices compliant with Bluetooth and 802.11 standards, the ASL 3000RF delivers high performance, high throughput and leading cost of test economics.

ASL 1000.    The ASL 1000 product line tests the traditional analog function blocks such as amplifiers, regulators, switches and converters either as individual ICs or as larger function ICs such as battery power management devices in portable electronics devices. The ASL 1000 was introduced in fiscal 1996. This system is highly configurable and targeted at testing the traditional analog building block ICs. As the traditional analog or linear device producers move to more efficient manufacturing, the multi-site test capability of the ASL 1000 has proven to be very effective at reducing their cost of test.

Falcon.    The Falcon is a high-performance analog and mixed-signal test system that offers unique analog, Digital Signal Processing, or DSP, and other digital capabilities for automotive, smart power and consumer devices. Falcon delivers high throughput with a 200 MHz digital sequencer per channel architecture and reduces test costs through its high-speed computer/tester interface, and parallel, multi-site and concurrent test capabilities. The Falcon offers an innovative tester-per-pin technology for analog and digital applications, as well as special automotive pins offering a voltage swing up to a 30 V. The Falcon also features Gigalink, a new high-speed serial bus system and AWT, a new analog wave tool.

Piranha.    The Piranha is an analog and mixed-signal test system that provides a cost-effective solution for high volume devices with low and medium pin counts. The Piranha uses the same technology as the Falcon in a smaller housing without a test head. With frequencies up to 50 MHz digital and up to 64 pins, the Piranha also features multi-site and parallel test capabilities to lower test costs.

Memory Products

Kalos 2.    Kalos 2 was introduced in fiscal year 2003 and represents the next generation non-volatile memory testers. With industry leading speed and innovative tester on a chip, or ToC, architecture, the Kalos 2 products provide the highest level of parallel test capabilities. Coupled with minimal footprint and complete engineering to production test coverage, the Kalos 2 delivers the lowest overall cost of test for NVM devices. The Kalos 2 can support up to 32 test sites, enabling testing of high pin count NVM and memory core microcontroller devices.

Personal Kalos 2.    Personal Kalos 2 is a desktop engineering version of the high-throughput Kalos 2 tester.

Diagnostics & Characterization Products

Complete Lab for Device Analysis and Debug

Complete laboratory design test solution.    An industry-first, the complete lab assists integrated device manufacturers, or IDMs, and fabless semiconductor companies to reduce the time it takes to bring products to market. This next generation suite of products includes design debug, circuit editing, and advanced microscopy tools integrated with navigation software and a new frontside fixed probe technology. Specifically, the complete solution targets 65nm designs by combining the EmiScope-III, GlobalScan-III, OptiFIB-III and P3X-III, all third generation debug and Focused Ion Beam, or FIB, tools with the IREM-II and IREM-XP next generation advanced microscopy tools. The Navigation Exchange Server, or NEXS, framework provides full navigation and links to third-party schematic and layout tools. Finally, the new frontside probe solution allows low-cost and easy to use test setups.

Emission based optical probers

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

Laser-based failure localization

GlobalScan-I.    A configurable platform for fault and design marginality localization, the GlobalScan-I features innovative laser-scanning microscope or LSM technology. It supports the same options as the EmiScope-IIt, including five lens sets, a common software base, and flexible fixturing and cooling options. In its fault isolation mode, the GlobalScan system quickly pinpoints resistive metal interconnections, opens and other traditional manufacturing faults, allowing manufacturers to solve critical yield problems quickly and efficiently. In its performance marginality localization mode, the GlobalScan-I identifies regions of a circuit which are limiting performance at specific speeds, voltages, or temperature conditions, allowing device designers to implement design fixes efficiently and with fewer design respins. The GlobalScan-I system can also be field upgraded to EmiScope functionality as customer needs grow.

Focused Ion Beam Products

P3X-II.    The IDS P3X-II is the most advanced Focused Ion Beam product used for circuit edit and repair of devices that use 90nm and beyond process technology. The IDS P3X-II combines ion column with a CAD navigation interface, which enables the user to align FIB and CAD images simultaneously. In failure analysis, the IDS P3X-II can identify and repair circuit layout mainly in outer metal layers. The system can provide an option to edit 300mm wafers.

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

Emission Microscopy

IREM-I and II.    The IREM-I and II are advanced emission microscopes that provide unmatched sensitivity in fault identification and defect localization for developer’s of advanced, low-voltage, high-density semiconductor devices. The IREM-II with its high sensitivity InGaAs focal plane array and proprietary high numerical aperture optics, is optimized for photo emission applications. And while optimized for photo emissions applications, “swapping” to thermal emission microscopy applications, employing the IREM-I MCT detector, is easily accomplished.

Customers, Markets and Applications

We target digital logic, analog, mixed-signal, non-volatile memory, RF and SoC device manufacturers that serve a broad range of growing end-user market segments. Our customers design, manufacture and test semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, personal communications products, networking products, digital televisions, wireless Local Area Network, or LAN, and multimedia hardware.

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

Intel Corporation, headquartered in the United States, accounted for 25% and 11% of our net sales in fiscal 2005 and 2004, respectively. Advanced Micro Devices, Inc., headquartered in the United States, accounted for 14% of our net sales in fiscal 2005. STMicroelectronics N.V., headquartered in Europe, accounted for 15% of our net sales in fiscal 2004.

We believe that our success depends in large part upon the success of our major customers. The loss of, or any reduction in, orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors has materially adversely affected and may continue to materially adversely affect our business, financial condition and results of operations. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers as well as upon the financial condition and success of our customers and the general global economy. There can be no assurance that our sales will not decrease in the future or that we will be able to retain existing customers or to attract new ones.

For information on our geographic data and major customers, see Note 4—“Industry Segments and Concentration of Risks,” of the Notes to the Consolidated Financial Statements included elsewhere herein. Our international sales are primarily denominated in United States dollars. We anticipate that our international business will continue to account for a significant portion of net sales in the foreseeable future. See “Risk Factors—Our international business exposes us to additional risks.”

Backlog

We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 2005, our order backlog for systems, exclusive of orders for spare parts, service and support, was approximately $134.9 million plus an additional $8.8 million of deferred revenue under Staff Accounting Bulletin 104, “Revenue Recognition,” (SAB 104), as compared with $174.9 and $19.9 million, respectively, as of October 31, 2004. We have historically experienced order cancellations and customer-requested shipment delays in connection with cyclical downturns in the semiconductor industry. We believe it is probable that order cancellations and customer-requested shipment delays will continue to occur in the future.

Sales, Service and Support

We currently market and sell our products in the United States and Europe principally through our direct sales organization, with direct sales employees and representatives in over 14 locations. Outside the United States and Europe, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 18 countries. Shipments through distributors represented approximately 20%, 35% and 28%, of net sales during fiscal years 2005, 2004 and 2003, respectively.

Our distributors and we have sales and support centers located in the United States, Europe, Israel, and Asia from which both direct Credence personnel and independent sales and service representatives sell and support our products. We believe that field support is critical to our customers. Support encompasses many of the components of the total cost of ownership for test equipment. We seek to develop long-term relationships with major customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers’ systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

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

Research and Development

The engineering validation test, emission-based optical diagnostics, failure analysis and ATE markets are subject to rapid technological change and new product introductions. Our ability to be competitive in this market will depend in significant part upon our ability to successfully develop and introduce new products, enhancements and related tools on a timely and cost-effective basis. This will enable customers to integrate our products into their operations as they begin volume manufacturing of the next generation of semiconductors.

Historically we have pursued a technology acquisition strategy to complement our internal research and development efforts. This strategy has included the acquisitions of businesses, product lines, instruments and technology such as the NPTest and Optonics acquisitions. The NPTest acquisition introduced us to the Sapphire product which is a scalable platform for testing high performance microprocessors, chipsets and consumer devices. The Optonics acquisition added emission based optical diagnostics and failure analysis products to our product portfolio.

Our ongoing research and development efforts include focusing on increased cycle speed, accuracy, jitter and pin counts of our testers, as well as joint use of technology among our products group. We will continue to focus efforts on providing solutions that allow more rapid, cost-effective development of ATE test programs that reduce time-to-market of customer integrated circuit designs. We will continue to invest significant resources in the development of new products and enhancements for the foreseeable future.

Research and development expenses were $92.5 million for fiscal 2005, $80.5 million in fiscal 2004 and $73.5 million in fiscal 2003 (excluding acquisition related charges for in-process research and development, or IPR&D).

Proprietary Rights

We attempt to protect our intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. Our current patent portfolio includes approximately 272 United States patents plus foreign counterparts. Our patent portfolio growth was due to a combination of pursuing our ongoing patent filing and prosecution activities and the acquisition of patents as part of our merger activities. Our patents relate to a range of technologies including features of our products. From time to time we grant licenses under our patents and technology and receive licenses under patents and technology from others.

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

Manufacturing and Suppliers

Our manufacturing objective is to produce engineering validation test systems and ATE that conform to our customers’ requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom ICs. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configurations specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See “Risk Factors—There are limitations on our ability to find the supplies and services necessary to run our business.”

Competition

The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States and Japan, as well as from some of our customers. These competitors include, among others, Teradyne Inc., Agilent Technologies, Inc., Advantest Corporation, Eagle Test Systems, Inc., Nextest Systems Corporation and LTX Corporation and, with respect to certain of our diagnostics and characterization products, Hamamatsu Corporation and FEI Company.

The principal elements of competition in our markets and the basis upon which our customers select engineering validation testers and ATE include throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership. We believe that we compete favorably with respect to these factors. See Risk Factors—“The ATE industry is intensely competitive which can adversely affect our ability to maintain our current net sales and revenue growth.”

Employees

As of October 31, 2005, we had a total of 1,631 direct employees and 179 temporary or contract employees. Of the 1,631 direct employees, 572 employees are in manufacturing and customer service, 480 employees are in research and development and 579 employees are in selling, general and administrative functions. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our domestic employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

Item 1A.	Risk Factors

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	loss of certain key customers who account for large portions of our revenue;

•	patterns of capital spending by our customers, delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	our manufacturing capacity and ability to volume produce systems, including our newest systems, and to meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMs, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities, especially in Asia.

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on systems sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	long-term pricing decreases by us and our competitors and pricing by our suppliers;

•	manufacturing volumes;

•	manufacturing inefficiencies;

•	hardware product sales mix;

•	absorption levels and the rate of capacity utilization;

•	inventory write-downs;

•	new product introductions;

•	product reliability;

•	customization and reconfiguration of systems;

•	the possible sale of inventory previously written-off;

•	international and domestic sales mix and field service margins; and

•	ceasing investment in underperforming or redundant product lines.

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

The semiconductor industry is cyclical.

The semiconductor equipment industry is highly cyclical. Our business and results of operations depend largely upon the capital expenditures of manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors. This includes manufacturers and contractors that are opening new or expanding existing fabrication facilities or upgrading existing equipment, which in turn depends upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be seriously harmed.

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

Over time, we have expanded our base of customers; however, a large portion of our revenues are generated from a small number of key customers. In particular, two customers, Intel Corporation and Advanced Micro Devices, Inc., accounted for 25% and 14% of our net sales for fiscal 2005, respectively. Our top ten customers accounted for 66%, 55% and 45% of our net sales for fiscal 2005, 2004 and 2003, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

Implementation or changes to our enterprise resource planning system and other related systems may affect our business.

We may experience difficulties in implementing, making changes or enhancements to our enterprise resource planning (“ERP”) system and other related systems that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing, making changes or enhancements to our ERP system or any future systems could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.

Our ability to successfully bring our information technology functions in-house may affect our operations.

We are planning to bring our information technology, or IT, functions in-house, which is currently being administered by a third party vendor. This requires us to hire qualified individuals, implement appropriate additional IT controls and assume all responsibilities that are currently being handled by the third party vendor. Failure to successfully complete the transition may result in disruption of our operations and may have an adverse impact on our financial results.

Changes to financial accounting standards may affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing standards or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, the adoption of Statement on Financial Accounting Standard No. 123R “Share-Based Payment” which requires us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements will have a material adverse impact on our consolidated financial statements as reported under generally accepted accounting principles in the United States. The adoption of this statement will adversely impact on our gross margin as well as operating expenses.

We have a limited backlog and obtain most of our net sales from products that typically range in price from $200,000 to $5.0 million and we generally ship products generating most of our net sales near the end of each quarter, which can result in fluctuations of quarterly results.

Other than certain memory products, for which the price range is typically below $50,000, we obtain most of our net sales from the sale of a relatively few number of systems that typically range in selling price from $200,000 to $5.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout the recent fiscal years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled and delayed in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

Furthermore, we generally ship products generating most of our net sales near the end of each quarter. Accordingly, our failure to receive an anticipated order or a delay or rescheduling in a shipment near the end of a particular period or a delay in receiving customer acceptance from a customer may cause net sales in a particular period to fall significantly below expectations, which could have a material adverse effect on our business, financial condition or results of operations. The relatively long manufacturing cycle of many of our testers has caused and could continue to cause future shipments of testers to be delayed from one quarter to the next. Furthermore, as our competitors announce new products and technologies, and as we complete acquisitions of similar technologies, customers may defer or cancel purchases of our existing systems. We cannot forecast the impact of these and other factors on our sales and operating results.

We may continue to experience delays in development, introduction, production in volume, and recognition of revenue from sales of our products.

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. These delays related to our inability to successfully complete product hardware engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements. In the past, we have incurred and we may continue to incur substantial unanticipated costs to increase feature sets in our systems. If our systems experience reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delay in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive test system available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations. In addition, the consolidation of our manufacturing operations in a single site exposes us to the increased risk of manufacturing delays or disruption in the event of natural disasters or other calamities at the site. Any delays or disruptions could materially adversely affect our business, financial condition and results of operations.

Competition in the ATE market requires rapid technological enhancements and new products and services.

Our ability to compete in the automatic test equipment or ATE market depends upon our ability to successfully develop and introduce new products and enhancements with enhanced features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require test systems with additional features, higher performance and other capabilities. Therefore, it is necessary for us to develop new systems and/or enhance the performance and other capabilities of our existing systems to adequately address these requirements. Any success we may have in developing new and enhanced systems and new features to our existing systems will depend upon a variety of factors, including:

•	product selection;

•	timely and efficient completion of product design;

•	implementation of manufacturing and assembly processes;

•	product performance;

•	reliability in the field;

•	effective worldwide sales and marketing; and

•	labor and supply constraints.

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware products or enhancements. Our inability to introduce new products that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. In addition, capacity utilization at outsourced assembly and test houses continues at low levels which is likely to depress our non-integrated device manufacturers, or IDM business until such time that demand and supply conditions improve. Any decline in demand for our hardware products could have a materially adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, enhancement, production and commercialization of new products and technologies. During fiscal 2005, we introduced several enhancements as well as new products that are evolutions or derivatives of existing products as well as products that were largely new. Under our revenue recognition policy adopted in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

The ATE industry is intensely competitive which can adversely affect our ability to maintain our current net sales and our revenue growth.

With the substantial investment required to develop test application and interfaces, we believe that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and, to the extent possible, subsequent generations of similar products. As a result, once an ATE customer chooses a system for the testing of a particular device, it is difficult for competing vendors to achieve significant ATE sales to such customer for similar use. Our inability to penetrate any particular large ATE customer or achieve significant sales to any ATE customer could have a material adverse effect on our business, financial condition or results of operations.

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

We may not be able to deliver custom hardware options to satisfy specific customer needs in a timely manner.

We must develop and deliver customized hardware to meet our customers’ specific test requirements. The market requires us to manufacture these systems on a timely basis. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to meet such hardware requirements could impact our ability to recognize revenue on the related equipment. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years, which could have a material adverse effect on our business, financial condition or results of operations.

We rely on Spirox Corporation and customers in Taiwan for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business.

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 14%, 23% and 19% of our net sales in fiscal years ended October 31, 2005, 2004 and 2003, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox, an operation owned 90% by Spirox and 10% by us. This new corporation is dedicated to support our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

•	our ability with Spirox to obtain orders from existing and new customers;

•	our ability to manufacture systems on a timely and cost-effective basis;

•	our ability to timely complete the development of our new hardware products;

•	Spirox and its end-user customers’ financial condition and success;

•	general economic conditions; and

•	our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

We have substantial indebtedness and if we need additional financing, it could be difficult to obtain.

We have $180 million principal amount of 1.5% Convertible Subordinated Notes, (Notes), due in 2008. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt and other obligations, particularly upon maturity of the Notes in 2008 if we were unable to cause the conversion of this debt into equity;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in our business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make us more vulnerable in the event of a further downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

We expect that our existing cash and short-term investments will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the next twelve months. In the event we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future business opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

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

We may repatriate cash from our foreign subsidiaries, which could result in additional income taxes that could negatively impact our results of operations and financial position. In addition, if foreign countries’ currency policies limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

One or more of our foreign subsidiaries hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the U.S., and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the U.S. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

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

International sales accounted for approximately 69%, 72% and 64% of our total net sales in fiscal years 2005, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding any health risks on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	an outbreak of hostilities in markets where we sell our products, including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences;

•	the possibility of difficulty in accounts receivable collection;

•	greater difficulty in maintaining U.S. accounting standards; and

•	greater difficulty in protecting intellectual property rights.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 47%, 52% and 38% of our total net sales in fiscal years 2005, 2004 and 2003, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single Asian end-user customer accounted for more than 10% of our net sales during 2005 and 2004 or 2003. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% and 10% of our net sales in fiscal 2004 and 2003, respectively. No single European end-user customer accounted for more than 10% of our net sales during fiscal 2005. Two customers headquartered in the U.S., Intel Corporation and Advanced Micro Devices, accounted for 25% and 14% of our net sales in fiscal 2005, respectively. One customer headquartered in the U.S. accounted for 11% of our net sales in fiscal 2004.

In addition, one of our major distributors, Spirox Corporation, which accounted for 14%, 23% and 19% of our net sales in fiscal 2005, 2004 and 2003, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

We operate in a volatile industry—indicators of goodwill and other long-lived assets impairment under SFAS 142 and SFAS 144 may be present from time to time.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce effective November 1, 2002. During fiscal 2005 and 2004, goodwill increased by approximately $1.1 million and $384.9 million, respectively, due to our acquisition of NPTest.

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

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2005 during the fourth quarter of the fiscal 2005 year. We determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. However, no assurances can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow. If we determine our goodwill or intangible assets to be impaired, the result of non-cash charges could be substantial.

During 2005, we did not note any impairment for our other intangible assets. However, no assurances can be given that future evaluations of other intangibles will not result in future impairment charges. We will continue to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow.

Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we may have no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

From time-to-time, we have made acquisitions that resulted in in-process research and development expenses being charged in a single quarter. These charges may occur in any quarter, contributing to variability in our quarterly earnings. Risks related to new product development also apply to acquisitions.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased and will continue to increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we incurred and expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, beginning with our fiscal year ended October 31, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (Firm) is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of October 31, 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our headquarters are located on an owned site in Milpitas, California. This headquarters facility consists of 180,000 square feet on approximately 14 acres of land. We also own our manufacturing facilities, which are primarily test and assembly operations, in Hillsboro, Oregon in the U.S. and in Amerang, Germany. Our manufacturing facility in Hillsboro, Oregon is located in a 180,000 square foot facilities, comprised of two buildings and are on approximately twenty-nine acres of land. In addition, we also lease offices and facilities in several U.S. and international locations, including the United Kingdom, France, Singapore and Japan.

We believe our existing properties, including both owned and leased sites, are in good condition and are adequate to meet our current and foreseeable future requirements.

For additional information regarding obligations under leases, see Note 5—“Commitments and Contingencies,” of the Consolidated Financial Statements.

Item 3.	Legal Proceedings

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against the Company, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by the Company. Mr. Schmidt alleges damages in excess of $3.0 million and seeks in addition punitive damages. Formal discovery has begun in this litigation. The Company intends to vigorously defend these claims and believe it possesses meritorious defenses to the claims.

We are involved in various claims arising in the ordinary course of business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our executive officers and key employees and their ages and positions as of December 31, 2005, are as follows:

Name	Age	Position
Executive Officers
Dave House	62	Executive Chairman of the Board and Director
David A. Ranhoff	50	President and Chief Executive Officer
John C. Batty	50	Senior Vice President, Chief Financial Officer and Secretary
Brett Hooper	42	Senior Vice President, Human Resources
Byron W. Milstead	49	Senior Vice President and General Counsel

Key Employees
Fred Hall	56	Senior Vice President, Corporate Controller
Carlos Lazalde	48	Senior Vice President, Analog Mixed Signal and Memory Products Group
Dr. Jean-Luc Pelissier	43	Senior Vice President, Worldwide Field Operations and Sapphire Platform Group
Dr. David Karpenske	52	Senior Vice President, Sapphire Platform Group
William Dillon	47	Senior Vice President, Manufacturing Operations
Ofir Baharav	37	Senior Vice President, Diagnostics & Characterization Group

Dave House has served as Executive Chairman of the Board and a Director since December 2005. Mr. House served as Chairman, President, and CEO of Allegro Networks from 2001 to 2003. From 1998 until 2001, he served as President of Nortel Networks. He served as Chairman and Chief Executive Officer of Bay Networks from 1996 until its merger with Nortel Networks in 1998. Prior to 1996, Mr. House served in a number of senior managerial positions with Intel Corporation for 22 years.

David A. Ranhoff has served as President and Chief Executive Officer since January 2005. From September 1986 through January 2005 he served in several key management positions including President and Chief Operating Officer, Executive Vice President Sales and Marketing, Senior Vice President Sales, Marketing and Service, Vice President Sales, Managing Director of European Operations and National Sales Manager. Prior to joining the Company, Mr. Ranhoff served for eight years in various sales and management positions for GenRad, Inc.

John C. Batty has served as Senior Vice President and Chief Financial Officer since joining the Company in December 2004. Prior to joining Credence, Mr. Batty served as Chief Financial Officer, Secretary and Chief Operating Officer at Network Equipment Technologies from December 1999. Mr. Batty served as Vice President of Finance and Chief Financial Officer at Verilink Corporation from 1997 to 1999. Prior to joining Verilink, Mr. Batty spent over 10 years at VLSI as Controller, Director of Corporate Financial Planning and Vice President and Treasurer prior to its acquisition by Phillips Semiconductor. From 1982 to 1986, Mr. Batty held various finance positions with Intel Corporation.

Brett Hooper has served as Senior Vice President, Human Resources since June 2004. Mr. Hooper joined us in June 2004 through the acquisition of NPTest where he was the Vice President, Human Resources and Communications since June 2003. From 1999 through June 2003, Mr. Hooper held several senior Human Resources management positions in Schlumberger Semiconductor Solutions. Previously, Mr. Hooper held key management positions in Marketing Communication and Investor Relations. Mr. Hooper joined Schlumberger in 1987.

Byron W. Milstead has served as Senior Vice President and General Counsel since December 2005. Prior to that, he was Vice President and General Counsel from November 2000. Prior to that Mr. Milstead was a partner with the Portland, Oregon law firm of Ater Wynne LLP. Prior to joining Ater Wynne LLP in 1996, Mr. Milstead was an associate and partner in the Portland, Oregon office of Bogle & Gates PLLC. Mr. Milstead has practiced law since 1982.

Fred Hall has served as Senior Vice President, Corporate Controller since August 2004. Mr. Hall spent several months in an integration role, prior to that he was Senior Vice President, Human Resources from October 2001 to May 2004. From 1998 to October 2001, he was the Chief Financial Officer, Secretary and Treasurer of IMS. Mr. Hall was Vice President, Finance and CFO of Naiad Technologies, Inc., a biotechnology start-up company from 1997 until joining IMS in 1998. From October 1994 until 1997, Mr. Hall served as Vice President, CFO, Treasurer and Assistant Secretary for CFI ProServices, Inc., a provider of integrated, PC-based software for financial institutions. From June 1992 until October 1994, Mr. Hall served as Vice President, Finance and CFO, Secretary and Treasurer of Itronix Corporation, a manufacturer of hand held computers. Mr. Hall will be leaving the Company in January 2006.

Carlos Lazalde has served as Senior Vice President, Analog Mixed Signal and Memory Products Group, or MPG since August 2002. Mr. Lazalde joined us in July 2002 as the Vice President, General Manager of the Memory Products Division, or MPD. Prior to joining us from 1979 to July 2002, Mr. Lazalde held a variety of senior level positions, including President of the Automatic Test Equipment Division of Schlumberger. Mr. Lazalde has over 24 years of experience in the semiconductor equipment industry.

Dr. Jean-Luc Pelissier has served as Senior Vice President, World Wide Field Operations and Sapphire Platform Group since August 2005. Previously, Dr. Pelissier served as Senior Vice President, Sapphire Products Group since June 2004. Prior to that Dr. Pelissier was the President, Products of NPTest since September 2003. Dr. Pelissier served as the Vice President and General Manager, Test Systems prior to that and previously held an equivalent position with Schlumberger Semiconductor Solutions from October 2001. Dr. Pelissier was appointed Vice President Business Development for Schlumberger Semiconductor Solutions in September 2000. For a period of four months in 2000, Dr. Pelissier left Schlumberger to pursue other business interests. From January 1998 to April 2000 he held the position of Vice President and General Manager, SABER Services. Dr. Pelissier joined Schlumberger in 1987.

Dr. David Karpenske has served as Senior Vice President, Sapphire Platform Group since August 2005. Dr. Karpenske served as Senior Vice President, Technical Marketing since June 2004. Prior to that, he was the Vice President, SoC Products Group since August 2003. Prior to joining us, Dr. Karpenske spent 25 years with Schlumberger where he held positions in sales management, product development, marketing and business development. In 2000 his position was President Schlumberger Test & Transactions – North and Central America where he was responsible for businesses in the Telecommunication, Semiconductor Test Equipment, Smart Card, and IT Outsourcing industries. In 1997 he was Vice President of Business Development for Schlumberger.

William Dillon has served as Senior Vice President, Manufacturing Operations since June 2004. Mr. Dillon joined us in June 2004 through the acquisition of NPTest where he was the Vice President and General Manager, Operations since June 2003. Prior to that Mr. Dillon held an equivalent position with Schlumberger Semiconductor Solutions from late 2001. Mr. Dillon was appointed Vice President Customer Service for Schlumberger Semiconductor Solutions in May 1998 and Director of Field Operations for Schlumberger Semiconductor Solutions in February 1997. Mr. Dillon joined Schlumberger in 1979.

Ofir Baharav has served as Senior Vice President, Diagnostics & Characterization Group, or DCG since February 2005. Prior to that, he was Senior Director, General Manager EmiScope Products since January 2004. Mr. Baharav held the position of Sr. Director, Diagnostics & Characterization Group from January 2003 to January 2004. Mr. Baharav joined us in January 2003 through the acquisition of Optonics, Inc., where he acted as President since beginning of 2001. Before joining Optonics, Mr. Baharav led and participated in a variety of early stage technology companies spanning the fields of computer security systems, healthcare informatics, rapid modeling and digital printing. Mr. Baharav has also served in the Israeli Air Force as an officer and an aviator.

Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among our executive officers or directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low closing stock prices for the last two fiscal years were:

	2005		2004
Quarter Ended	High	Low	High	Low
January 31	$9.65	$7.20	$17.05	$11.45
April 30	$9.35	$6.16	$13.75	$10.55
July 31	$10.94	$5.83	$14.20	$8.31
October 31	$10.50	$7.36	$8.66	$6.43

There were approximately 221 stockholders of record at December 31, 2005. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended October 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of October 31, 2005 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The financial information for fiscal year 2004 included results of operations of NPTest beginning on May 29, 2004. The financial information for fiscal year 2003 included results of operations of Optonics beginning on January 23, 2003. The historical financial information for all periods includes the operations of Integrated Measurement Systems, Inc., which we acquired in August 2001. The transaction was accounted for using the pooling-of-interests method. The selected consolidated statement of operations data for the fiscal years ending prior to October 31, 2003, and the selected consolidated balance sheet data prior to October 31, 2004, are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended October 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$429,320	$439,803	$182,414	$164,209	$301,718
Operating loss	(110,160)	(79,788)	(114,278)	(173,194)	(172,942)
Loss before taxes	(108,543)	(60,415)	(112,059)	(163,632)	(155,587)
Net loss	(119,932)	(64,478)	(113,112)	(170,481)	(98,676)
Net loss per basic share	$(1.28)	$(0.88)	$(1.80)	$(2.81)	$(1.65)
Net loss per diluted share	$(1.28)	$(0.88)	$(1.80)	$(2.81)	$(1.65)
Consolidated Balance Sheet Data:
Working capital (a)	$207,086	$277,887	$349,260	$224,694	$313,377
Total assets	1,046,305	1,173,106	698,493	582,249	757,419
Long-term debt	180,000	180,000	181,058	—	—
Retained earnings (accumulated deficits)	(369,251)	(249,319)	(184,841)	(71,728)	98,752
Stockholders’ equity	$682,029	$788,208	$430,627	$519,237	$680,940

(a)	Effective in the second quarter of fiscal 2005, the Company reclassified consigned inventory from inventory to long-term assets on the consolidated balance sheets. The reclassification has been reflected in the above table.

Supplementary Consolidated Financial Information (Unaudited)

Quarterly 2005

	2005 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
Net sales	$93,883	$101,944	$111,925	$121,568
Gross margin *	29,114	43,145	29,743	48,274
Research and development	22,328	22,728	23,849	23,633
Selling, general and administrative	31,356	31,844	31,317	32,306
Amortization of purchased intangibles and deferred stock compensation	6,696	6,340	5,663	4,771
Restructuring	1,351	440	9,654	6,160
Operating loss	(32,617)	(18,207)	(40,740)	(18,596)
Loss before taxes	(32,850)	(16,298)	(39,702)	(19,693)
Net loss	(36,302)	(19,473)	(41,677)	(22,480)
Net loss per basic share	$(0.41)	$(0.21)	$(0.43)	$(0.23)
Net loss per diluted share	$(0.41)	$(0.21)	$(0.43)	$(0.23)

*	During the first, second and third quarter of fiscal 2005, there were approximately $5.5 million, $0.6 million and $23.0 million of special charges included in the cost of goods sold, respectively.

Quarterly 2004

	2004 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
Net sales	$68,125	$95,136	$163,718	$112,824
Gross margin *	31,903	49,481	31,982	40,169
Research and development	15,239	15,850	23,856	25,590
Selling, general and administrative	23,716	26,982	36,977	33,551
Amortization of purchased intangible assets	2,622	2,622	5,345	6,764
In-process research and development	—	—	7,900	—
Restructuring	653	—	2,969	2,687
Operating income (loss)	(10,327)	4,027	(45,065)	(28,423)
Income (loss) before taxes	(10,033)	5,317	(31,687)	(24,012)
Net income (loss)	(11,469)	4,253	(33,165)	(24,097)
Net income (loss) per basic share	$(0.18)	$0.07	$(0.42)	$(0.28)
Net income (loss) per diluted share	$(0.18)	$0.06	$(0.42)	$(0.28)

*	During the third and fourth quarter of fiscal 2004, there were approximately $46.2 million and $3.4 million of special charges included in the cost of goods sold.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency and non-volatile memory semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, diagnostics and failure analysis and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage, and, second, as they are produced in high volume. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

Major business developments during and subsequent to the fiscal year 2005 include:

•	Improvement in revenue of our SoC test products, our design and characterization business; and towards the end of the year our analog and mixed signal products;

•	Delivery of the first high speed, high pin count, Sapphire systems (3208/1616) to major Integrated Device Manufacturers.

•	Appointment of a new Chief Executive Officer, effective January 1, 2005;

•	Appointment of a new Chief Financial Officer, effective December 31, 2004;

•	Completion of the transfer of our manufacturing from the Milpitas, California and Simi Valley, California facilities to Hillsboro, Oregon;

•	Completion of the move of personnel from the former NPTest headquarters in San Jose to our Milpitas facilities;

•	Settlement of a liability with Schlumberger for $4.0 million in cash and 615,157 shares of our common stock, which were valued at $5.0 million for a total settlement value of $9.0 million;

•	Execution of an agreement to combine the Company’s Taiwan operations with Spirox’s T1 test division (our Taiwan distributor) into Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us;

•	Write down of Memory (Kalos II) and Sapphire inventories in the amount of $23.0 million;

•	Incurred significant development costs on our next generation memory tester; and

•	Incurred significant Sarbanes-Oxley related costs.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, new accounting pronouncements (e.g., FAS 123R), regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this annual report on Form 10-K will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable factoring without recourse, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring and special charges and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this annual report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition:

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature products. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenue are generally recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collection may be an issue, we may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor accounts for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2005, 2004 and 2003, we introduced several new enhancements, systems and products. Certain revenues from sales of these new enhancements, systems and products during these years were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

With respect to arrangements with multiple deliverables, we follow the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with our distributor relationships. Because of these business practices, we do not use “price protection,” “stock rotation” or similar programs with its distributors. We do not typically sell inventory into our distributors for eventual sale to end-users, but rather we sell product to the distributors on the basis of a purchase order received from an end-user. We evaluate any revenue recognition issues based on the characterization of the end customer in light of our revenue recognition policy.

Our semiconductor manufacturing equipment includes embedded software. We believe this embedded software is incidental to our products and therefore it is excluded from the scope of Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2). Also, the embedded software in our products is not sold separately, cannot be used on another vendor’s products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised embedded software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

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

Accounts Receivable Factoring Without Recourse:

In July 2004, we entered into a non-recourse receivables purchase agreement with a commercial bank to sell certain of our trade receivables in non-recourse transactions. These receivables were not included in our consolidated balance sheet as the criteria for sale treatment established by Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140) had been met. Under SFAS 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. We believe our factoring agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees were accounted for in other income and expenses, net in the consolidated statements of operations. The proceeds received are included as cash in the accompanying consolidated balance sheets and as operating activities in the consolidated statements of cash flows. The facility was terminated in the quarter ended July 31, 2005.

Allowance for Doubtful Accounts:

We, along with our sales and distribution partners, perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, generally because of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

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

We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. For the three years ended October 31, 2005, we have recorded a total of $80.6 million in special charges for the write-off of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both arisen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

We consign a portion of our finished goods to both external and internal customers primarily for the purpose of customer demonstration or applications development. This inventory is categorized as other long-term assets on our consolidated balance sheets. We depreciate all consigned inventories during the period that they are held on consignment over periods ranging from 18 months to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

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

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2005. Based on the test, we determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. However, no assurance can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our future performance. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value, reflect our best estimates.

We evaluate the carrying value of our long-lived assets, consisting primarily of purchased intangible assets, and property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (SFAS 144). Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We make certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of one to ten years.

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

Our net deferred tax asset balance at the end of fiscal year 2005 was zero reflecting a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on expected income, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have an impact on our effective tax rate.

Restructuring and Special Charges:

Over the past years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and the economic downturn. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and changes to the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, write-offs of property and equipment and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities were recorded in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). We also record severance and benefit costs in accordance with Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Post Employment Benefits,” (SFAS 112), as we conclude that (a) we have a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95,” (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We will adopt SFAS 123R, utilizing the modified prospective method, in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123R on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

	Fiscal Years Ended October 31,
	2005	2004	2003
Net sales	100%	100%	100%
Cost of goods sold—on net sales	58	54	63
Cost of goods sold—special charges	7	11	1

Gross margin	35	35	36

Operating expenses:
Research and development	22	18	40
Selling, general and administrative	30	28	50
Amortization of purchased intangible assets	5	4	5
In-process research and development	—	2	1
Restructuring and special charges	4	1	2

Total operating expenses	61	53	98

Operating loss	(26)%	(18)%	(62)%

Net loss	(28)%	(15)%	(62)%

2005 vs. 2004

Net sales.    Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, lease and rental income. Net sales decreased 2% to $429.3 million in fiscal 2005 from $439.8 million in fiscal 2004. For the fiscal year ended October 31, 2005, net sales from our SoC, Design Characterization product line and Service increased 62% to $323.5 million from $199.3 million in fiscal 2004. This increase resulted primarily from the May 2004 acquisition of NPTest, but also represented the increasing acceptance of the Sapphire and Diagnostics and Characterization tools as well as an increase in our installed base of systems. Net sales from our analog mixed signal and memory products declined 56% to $105.8 million during the fiscal year ended October 31, 2005 from $240.5 million during the same period of fiscal 2004. The decline results from the cyclically low demand in these markets, particularly for the memory products which are directed at the NOR memory group. The decline was softened somewhat by improving volumes for the analog mixed signal products in the second half of fiscal 2005. Sustainability of the revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will decrease by approximately 4% to 8% for the first quarter of fiscal year 2006 compared to the fourth quarter of fiscal 2005.

International net sales accounted for approximately 69% and 72% of total net sales in fiscal 2005 and 2004, respectively. Our net sales to the Asia Pacific region accounted for approximately 47% and 52% of total net sales in fiscal 2005 and 2004, respectively. Capital markets in Asia historically have been highly volatile and in some Asian regions there have been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Our net sales by product line in fiscal 2005 and 2004 consisted of:

	2005	2004
SoC	37%	22%
Analog Mixed Signal	22	32
Memory	3	23
Diagnostics and Characterization Group	11	4
Service and Other	27	19

Total	100%	100%

Gross Margin.    Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin as a percentage of net sales remained at 35% for fiscal 2004 and 2005. Excluding the effect of special charges, the gross margin as a percentage of net sales was 42% and 46% in fiscal 2005 and 2004, respectively. The special charges in 2005 were for the write down of Kalos II inventory due to our decision to invest in the next generation memory product as well as to lack of demand, obsolete revisions of Sapphire inventory resulting from our decision to market Sapphire as our sole solution for the high end SoC market and excess and obsolete Octet and Vanguard II inventory and assets due to our decision to discontinue significant future investment in these redundant product lines stemming from the acquisition of NPTest. Special charges in 2004 related primarily to obsolete Octet and Quartet inventory and assets, again due to our decision to discontinue significant future investment in these redundant product lines stemming from the acquisition of NPTest. Gross margin excluding special charges declined from 2004 to 2005 principally because we replaced higher margin analog mixed signal and memory revenues with somewhat lower margin Sapphire revenues. The decline was less than it otherwise might have been because of the efficiencies gained when we consolidated our three principal manufacturing facilities into one in the second and third quarter of 2005. In addition, during the fiscal year ended October 31, 2005 and 2004, our gross margin benefited by approximately 4.3% and 1.1%, respectively, from the sale of fully reserved inventory. Excluding the effect of the special charges, we believe gross margins could be flat to slightly higher in the next several quarters.

Research and Development.    Research and development, or R&D, expenses were $92.5 million in fiscal year 2005, compared to $80.5 million in the prior fiscal year, an increase of 15%. The increase in spending in fiscal 2005 resulted primarily from the significant resources invested in the development of new products and product enhancements of approximately $14.7 million offset by a $2.2 million decrease in bonuses earned and a $0.5 million decline in licenses fees. R&D expenses as a percentage of net sales were 21.6% and 18.3% in fiscal 2005 and fiscal 2004, respectively. The increase in R&D expenses as a percentage of net sales is primarily attributable to higher R&D expenses as well as lower net sales during 2005 as compared to fiscal 2004. We anticipate that R&D expenses for fiscal 2006 will be flat in absolute dollars when compared to those recorded in fiscal 2005.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses were $126.8 million in fiscal 2005, compared to $121.2 million in the prior fiscal year, an increase of 5%. The increase was primarily due to activities resulting from the acquisition of NPTest in May 2004, including an increase in integration expense of $5.1 million, an increase in product consignment expense of $4.9 million due to the number of Sapphire systems consigned and an increase in compensation costs of $2.8 million. In addition, we incurred approximately

$6.4 million of costs associated with our Sarbanes-Oxley compliance program, expenses related to salaries, consulting and audit fees. These increases were offset by a decrease in marketing spending of $1.2 million, a decrease in distributors and sales person commissions of $8.2 million, a decrease in other variable compensation of $2.4 million and decrease in fringe benefits costs of $2.1 million. These decreases were caused by the decrease in net sales as well as a focused effort to decrease spending. As a percentage of net sales, SG&A expenses were 29.5% and 27.6% in fiscal 2005 and fiscal 2004, respectively. The increase in SG&A expenses as a percentage of net sales is primarily attributable to a full year of NPTest and associated integration spending in 2005 versus five months in 2004 as well as lower sales levels during 2005 as compared to fiscal 2004. We expect SG&A expenses in fiscal 2006 to be flat to down in absolute dollars when compared to those recorded in fiscal 2005.

Amortization of Purchased Intangible Assets and Deferred Compensation.    Amortization of purchased intangible assets and deferred compensation expenses were $23.5 million in fiscal 2005, compared to $17.4 million in the prior fiscal year, an increase of 35%. Amortization of purchased intangible assets was higher in fiscal 2005 due primarily to the acquisition of NPTest in May 2004. Remaining estimated annual amortization expense for purchased intangible assets and deferred compensation is expected to be $18.8 million, $18.4 million, and $14.5 million, in the fiscal years ending in 2006 through 2008, respectively.

Restructuring Charges.    In fiscal year 2005, we recorded total restructuring charges of approximately $17.6 million. Of the $17.6 million, $5.0 million was for severance and other related charges which accounted for a headcount reduction of 110 employees. Of the $5.0 million, the amount recorded under FAS 112 at October 31, 2005 was $1.5 million. The affected employees were primarily in research and development and selling general and administrative functions throughout the world. Write-off of property and equipment amounted to $1.1 million, resulted from our decision to halt additional research and development investment in one of our products that was rendered redundant by the acquisition of NPTest. Operating lease and leasehold restoration charges of $11.5 million, which are net of expected sublease rentals, resulted from vacating the former NPTest headquarters facilities in San Jose. Outsource IT contract cancellation charges amounted to $1.4 million. These charges were offset by deferred rent write-off of $0.7 million and prior accrual adjustment of $0.6 million, primarily related to severance and related charges. See Note 3—“Special Charges and Restructuring,” of the notes to the Consolidated Financial Statements for further discussion.

Interest Income.    We generated interest income of $2.8 million and $3.3 million in fiscal 2005 and 2004, respectively. The decline from fiscal 2004 was primarily due to lower average investment balances in fiscal 2005 as compared to fiscal 2004 offset by a higher average interest rate.

Interest Expense.    Interest expenses were $3.2 million and $3.2 million in fiscal year 2005 and 2004, respectively. The interest expense in fiscal 2005 and 2004 was primarily attributable to interest expense related to the convertible subordinated notes that we issued in June 2003.

Other Income and Expenses, Net.    Other income, net was $2.1 million and $19.3 million in fiscal year 2005 and 2004, respectively, a decline of $17.2 million. The decrease in other income, net, from 2004 to 2005 was primarily due to the fair value adjustment of an acquired liability owed to the former parent of NPTest, Schlumberger Limited (Schlumberger). This liability was settled during the third quarter of fiscal 2005 for a total settlement value of $9.0 million. As of October 31, 2004, this liability was $10.3 million. See Note 2—“Acquisitions,” of the Notes to the Consolidated Financial Statements for further discussion.

Income Taxes.    We recorded an income tax provision of $11.4 million and $4.0 million in fiscal years 2005 and 2004, respectively. The income tax expense for the period consisted of net U.S. current income tax expense of $0.1 million and foreign tax expense on earnings and foreign withholding taxes of $11.3 million generated from our foreign operations.

At October 31, 2005, we had unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $396.2 million and $8.8 million, respectively, which expire in 2012 through 2025. Utilization of the net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

Realization of the net deferred tax assets is dependent on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of our deferred tax assets, we have provided a valuation allowance equal to the net deferred assets at October 31, 2005 and October 31, 2004. We expect to record a full valuation allowance on domestic tax benefits until we can sustain a consistent level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

2004 vs. 2003

Net sales.    Net sales increased 141% to $439.8 million in fiscal 2004 from $182.4 million in fiscal 2003. These improvements in net sales were due primarily to a general upturn in the industry during the first three quarters of 2004 and to our purchase of NPTest in the third quarter of fiscal 2004. For the fiscal years ended October 31, 2004 and 2003, net sales from our digital and mixed signal products was $232.6 million and $93.5 million, respectively. Net sales from our memory products increased from $30.8 million during fiscal 2003 to $103.0 million during fiscal 2004. In addition, our service revenue increased from $41.2 million in fiscal 2003 to $81.6 million in fiscal 2004. The acquisition of NPTest brought an additional $45.3 million of digital and mixed signal revenues, $2.7 million of diagnostic system revenues, and $34.6 million of service revenues. Sustainability of these revenue levels is dependent upon the economic and geopolitical climate, as well as other risks described under the heading “Risk Factors” herein.

International net sales accounted for approximately 72% and 64% of total net sales in fiscal 2004 and 2003, respectively. During fiscal 2004, international net sales for NPTest represented 53% of NPTest’s product and services net sales. Our net sales to the Asia Pacific region accounted for approximately 52% and 38% of total net sales in fiscal 2004 and 2003, respectively.

Our net sales by product line in fiscal 2004 and 2003 consisted of:

	2004	2003
SoC	22%	27%
Analog Mixed Signal	32	28
Memory	23	16
Design Characterization Group	4	4
Service and Other	19	25

Total	100%	100%

Operating lease and rental revenues were 2% and 4% of our net sales in fiscal 2004 and 2003, respectively.

Gross Margin.    Gross margin as a percentage of net sales decreased from 35.6% in fiscal 2003 to 35.0% in fiscal 2004. The decrease in fiscal 2004 gross margins from fiscal 2003 levels primarily reflected the benefits of a higher operating efficiencies and other factors described below, offset by the effect of special charges in fiscal 2004 cost of sales of $49.6 million related to excess and obsolete inventory and other charges due to our decision to discontinue significant future investment in our redundant product lines stemming from the acquisition of NPTest. In fiscal 2003 the special charges to cost of goods sold consisted of $1.3 million for a legal settlement with an inventory supplier and $0.6 million in spare part write-offs in our Valstar product line. Excluding the effect of these special charges, the gross margin as a percentage of net sales was 46.2% and 36.6% in fiscal 2004 and 2003, respectively. This increase was primarily attributable to better manufacturing efficiencies stemming from higher production volumes as well as better product mix of newer products with higher gross margins. In addition, during fiscal year 2004, our gross margin benefited by approximately 1.1% from the sale of fully reserved inventory and the sale of Kalos ASIC devices previously written-down in a lower of cost or market provision.

Research and Development.    Research and development, or R&D, expenses were $80.5 million in the fiscal year 2004, compared to $73.5 million in the prior fiscal year, an increase of 9.5%. The increase in spending during fiscal 2004 resulted primarily from the acquisition of NPTest, in which contributed an additional $16.8 million of R&D expenses. Excluding NPTest, R&D expense decreased for the fiscal year 2004 primarily due to the reduction in our headcount of 163 people in the third quarter of fiscal 2003, of which 77 were in R&D. In addition, there were several products, including ASL3000 and Kalos2, that had been released to manufacturing, resulting in lower non recurring engineering (NRE) expenses associated with the development of those products. These savings were partially offset by the ongoing investment in new products and R&D expenses associated with the products obtained in the acquisition of NPTest. R&D expenses as a percentage of net sales were 18.3% and 40.3% in fiscal 2004 and fiscal 2003, respectively. The decrease in R&D expenses as a percentage of net sales was primarily attributable to the higher sales levels during 2004 as compared to fiscal 2003.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses were $121.2 million in fiscal 2004, compared to $91.1 million in the prior fiscal year, an increase of 33.0%. The increase was primarily due to the addition of NPTest, which resulted in an additional $17.6 million of SG&A expenses.

For the year ended October 31, 2004, there was an increase in variable compensation and commissions of $13.5 million related to our overall increase in net sales and profitability. In addition, we recorded approximately $3.1 million of expenses for costs associated with the integration of NPTest which primarily included acquisition consulting fees related to workforce and product line decisions. In the third quarter of fiscal 2003, we accelerated the remaining depreciation for leasehold improvements and property and equipment of $1.7 million related to buildings located in Fremont that we vacated when we moved to our new headquarters in Milpitas. These accelerated depreciation charges ended in the first quarter of fiscal 2004. As a percentage of net sales, SG&A expenses were 27.6% and 49.9% in fiscal 2004 and fiscal 2003, respectively. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to the higher sales levels during 2004 as compared to fiscal 2003.

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

Restructuring Charges.    During fiscal year 2004, we recorded total restructuring charges of approximately $6.3 million. Of the $6.3 million, $3.7 million related to severance and related charges associated with the termination of 198 employees. In addition, we recorded $1.9 million related to the write-off of equipment and non-cancelable commitments incurred related to a decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest. As a result of the relocation of our corporate headquarters to our owned facilities in Milpitas, California and the vacating of our previously leased buildings in Fremont, California, we recorded $0.7 million to write-off the remaining lease payments for this lease, net of expected sublease income of the Austin, Texas facility. See Note—3 “Special Charges and Restructuring,” of the notes to the Consolidated Financial Statements for further discussion.

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

Interest Expense.    Interest expenses were $3.2 million and $2.0 million for the fiscal year 2004 and 2003, respectively, an increased of $1.2 million. The increase in interest expense in fiscal 2004 was primarily attributable to interest expense related to the convertible subordinated notes that we issued in June 2003.

Other Income and Expenses, net.    Other income and expenses were $19.3 million of income and $1.6 million of expenses for the fiscal year 2004 and 2003, respectively, an increase of $20.9 million. The increase in other income and expenses, net, in fiscal 2004 primarily was due to the mark down to fair value of an acquired liability owed to the former parent of NPTest. The decline in the liability during the year was $19.2 million as the liability declined from $29.5 million at the May 28, 2004 acquisition date to $10.3 million at October 31, 2004. The current value of the liability was based on our stock price as of October 31, 2004.

Income Taxes.    We recorded an income tax provision of $4.0 million and $1.0 million for fiscal years 2004 and 2003, respectively. The income tax expense in 2004 consisted of U.S. current income tax benefits of ($2.3) million and foreign tax on earnings and foreign withholding taxes of $6.3 million generated from our foreign operations, primarily Germany. The current U.S. income tax benefit consisted of ($0.5) million attributable to the settlement of an IRS audit, ($1.7) million related to domestic tax contingency reserves and net operating loss carryback for NPTest of $(0.1) million. Our effective tax rate was 6.6% for fiscal 2004 and 0.9% for fiscal 2003. For fiscal 2004 and 2003, the effective tax rate was greater than the expected federal statutory tax benefit rate of 35% primarily due to the establishment of a full valuation allowance against our net deferred tax assets.

At October 31, 2004, we had unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $239.4 million and $8.0 million, respectively, which expire in 2005 through 2024.

Liquidity and Capital Resources

Net cash used in operating activities during fiscal 2005 was $5.3 million. The net cash flows used by operating activities for fiscal 2005 were primarily the net loss before depreciation, amortization and other non cash items of $9.5 million offset by cash generated from working capital of $4.2 million. Cash generated by working capital included $4.6 million from a reduction in accounts receivable and $14.8 million from a reduction in inventories. The accounts receivable reduction resulted primarily from improved collections as days sales in accounts receivable dropped from 103 days at the end of 2004 to 97 days at the end of 2005. The inventory reduction was attributable primarily to increase in sales of analog mixed signal and Sapphire products in the latter part of 2005.

Investing activities provided net cash of approximately $47.8 million in fiscal 2005 resulted primarily from net sales and maturities of available-for-sale securities of $61.8 million and from sales of property and equipment of $0.8 million, offset by $14.8 million used to acquire property and equipment.

Financing activities provided net cash flows of $7.1 million in fiscal 2005. The cash in fiscal 2005 was primarily provided by $8.1 million received from the issuance of common stock relating to our employee equity plans which were offset in part by payments of bank loans and notes payable related to leased products of $1.1 million.

As of October 31, 2005, we had working capital of approximately $207.1 million, including cash, cash equivalents and short-term investments of $150.0 million, and accounts receivable and inventories totaling $193.1 million. We believe that, because of the relatively long manufacturing cycles of many of our products and the new products we presently plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the ATE industry is highly competitive and subject to rapid technological change. It is possible that events related to these factors may occur in the near term which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities. See discussion of “Critical Accounting Policies and Estimates.”

As a result of the NPTest acquisition, we were required to make a payment to Schlumberger Limited at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger Limited. The payment amount was contingent upon the value of our common stock at the time of distribution. In May 2005, the parties reached a settlement, which required us to pay Schlumberger approximately $4.0 million in cash and 615,157 shares of our common stock which was valued at $5.0 million for a total settlement value of $9.0 million. According to this settlement, we fulfilled our obligations to Schlumberger and there were no outstanding liabilities in relation to this transaction at the end of fiscal 2005.

We lease some of our facilities and equipment under operating leases that expire through 2013 of which $17.2 million represents lease commitments that have been written-off to special operating charges during fiscal 2005 and fiscal 2004. Of the $17.2 million in lease commitments, the San Jose, California lease accounted for $15.8 million. The future minimum lease payments at October 31, 2005 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
2006	$7,424	$4,917	$2,507
2007	6,465	4,168	2,297
2008	5,474	4,048	1,426
2009	5,303	4,087	1,216
2010	840	—	840
Thereafter	1,732	—	1,732

	$27,238	$17,220	$10,018

The leases written off in special charges of $11.5 million are accounted for in our accrued expenses and other liabilities balance on the consolidated balance sheets at October 31, 2005.

The following summarizes our minimum contractual cash obligations and other commitments at October 31, 2005, and the effect of such obligations in future periods (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$27,238	$7,424	$6,465	$5,474	$5,303	$840	$1,732
Bank note (2)	5,000	5,000	—	—	—	—	—
Interest on liabilities related to bank note	30	30	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	8,100	2,700	2,700	2,700	—	—	—
Trade-in commitments (4)	1,600	1,600	—	—	—	—	—
Minimum payable for an employment agreement	1,000	1,000	—	—	—	—	—
Minimum payable for information technology outsourced services (4)	1,370	1,370	—	—	—	—	—
Minimum commitment under Technology Development Agreement	1,030	—	—	1,030	—	—	—
Open non-cancelable purchase order commitments	74,902	70,801	4,101	—	—	—	—

Total contractual cash and other obligations	$300,270	$89,925	$13,266	$189,204	$5,303	$840	$1,732

(1)	Approximately $11.5 million of this total has been accrued for as restructuring charge in the consolidated balance sheets as accrued expenses and other liabilities.
(2)	This is recorded on the consolidated balance sheets as bank loans and notes payable—leased products.
(3)	This is recorded on the consolidated balance sheets as convertible subordinated notes.
(4)	This amount is recorded in the consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At October 31, 2005, we had open and committed non-cancelable purchase orders totaling approximately $74.9 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at October 31, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

As of October 31, 2005, our principal sources of liquidity consisted of approximately $142.2 million of cash and cash equivalents and short-term investments of $7.8 million.

We believe our current cash and investment positions will be sufficient to meet our anticipated business requirements for the next 12 months.

Off-Balance Sheet Arrangements.    As of October 31, 2005, we did not have any material off-balance-sheet arrangements, no material commitments for capital expenditures and did not have any special purpose entities.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” (SFAS 123R). SFAS 123R revised SFAS 123. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use a fair-value-based payment measurement method in accounting for share-based payments with employees as well as for goods and services received from non-employees. SFAS 123R is effective for annual reporting periods that begin after June 15, 2005, with early adoption permitted. We expect to adopt SFAS 123R using the modified prospective method and the Black-Scholes-Merton pricing model effective November 1, 2005. We believe that the adoption of SFAS 123R will have a material effect on its results of operations; however, has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under SFAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Non-monetary Assets,” (SFAS 153), an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe the adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. We may repatriate cash in the future; however, we have not determined whether the adoption of FSP FAS 109-2 will have any effect on its consolidated financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (SFAS 154) effective with fiscal years beginning after December 15, 2005. This statement replaces APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

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

			Future maturities of investments held at October 31, 2005
	Balance October 31, 2004	Balance October 31, 2005	2006	2007	2008	2009	Thereafter
Cash equivalents
Amounts	$94,052	$142,180	$142,180	—	—	—	—
Average rate	0.80%	2.29%	2.29%	—	—	—	—
Short term investments
Amounts	$69,182	$7,425	$7,425	—	—	—	—
Average rate	5.54%	3.84%	3.84%	—	—	—	—

Total investment	$163,234	$149,605	$149,605	—	—	—	—
Average rate	2.80%	2.37%	2.37%	—	—	—	—
Equity instruments	$772	$391	$391	—	—	—	—

We attempt to mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $0.3 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond our control.

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and to a lesser extent Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our Automotive product line is developed and manufactured in Germany and thus those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. For the fiscal year ended October 31, 2005 and 2004, we recorded foreign currency gains of $1.6 million and foreign currency losses of $0.3 million, respectively.

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

Interest Rate Risk

The Convertible Subordinated Notes bear interest at a fixed rate of 1.5%, and therefore changes in interest rates do not impact our interest expense on this debt. We from time to time have outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, we expect that a 10% change in interest rate will not have any material effect on our interest expense.

Item 8.	Financial Statements and Supplementary Data

For the years ended October 31, 2005, 2004 and 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Credence Systems Corporation

We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Credence Systems Corporation’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

January 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Credence Systems Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Credence Systems Corporation maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Credence Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Credence Systems Corporation maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Credence Systems Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credence Systems Corporation as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005 of Credence Systems Corporation and our report dated January 11, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

January 11, 2006

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	October 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$142,180	$94,052
Short-term investments	7,816	69,954
Accounts receivable, net of allowances of $4,325 and $1,607, respectively	114,042	124,393
Inventories	79,054	127,951
Income tax receivable	—	26
Deferred income taxes	9,473	20,544
Prepaid expenses and other current assets	18,506	20,962

Total current assets	371,071	457,882
Property and equipment, net	96,691	108,707
Goodwill	424,080	422,960
Other intangible assets, net of accumulated amortization of $70,934 and $50,491, respectively	96,439	116,882
Other assets	58,024	66,675

Total assets	$1,046,305	$1,173,106

LIABILITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans and notes payable—leased products	$5,000	$6,058
Accounts payable	45,846	51,742
Accrued expenses and other liabilities	39,756	51,651
Accrued payroll and related liabilities	18,336	17,755
Deferred revenue	17,716	14,654
Income tax payable	18,800	13,103
Accrued warranty	13,419	15,314
Deferred profit	5,112	9,718

Total current liabilities	163,985	179,995
Convertible subordinated notes (1.50%, due 2008, convertible into common stock at conversion price of $11.31 per share)	180,000	180,000
Long-term deferred income taxes	9,473	20,544
Long-term restructuring liabilities	7,261	—
Other liabilities	3,557	4,359
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred Stock:
Authorized shares—41,304 ($0.001 par value); zero shares in 2005 and 12,328 shares in 2004	—	12
Common stock:
Authorized shares—150,000 ($0.001 par value); Issued shares—99,449 in 2005 and 85,413 in 2004; Outstanding shares—99,448 in 2005 and 85,284 in 2004	100	86
Additional paid-in capital	1,054,854	1,045,665
Treasury stock, at cost, zero shares in 2005 and 129 shares in 2004	—	(2,560)
Deferred compensation	(4,183)	(8,600)
Accumulated other comprehensive income	509	2,924
Accumulated deficit	(369,251)	(249,319)

Total stockholders’ equity	682,029	788,208

Total liabilities and stockholders’ equity	$1,046,305	$1,173,106

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,
	2005	2004	2003
Net sales:
Systems and upgrades	$313,362	$358,157	$141,209
Service and spare parts	115,958	81,646	41,205

Total net sales	429,320	439,803	182,414
Cost of goods sold:
Systems and upgrades	179,404	183,768	89,923
Service and spare parts	70,581	52,935	25,643
Special charges	29,059	49,565	1,927

Gross margin	150,276	153,535	64,921
Operating expenses:
Research and development	92,538	80,535	73,520
Selling, general and administrative	126,823	121,226	91,124
Amortization of purchased intangible assets & deferred compensation (1)	23,470	17,353	9,456
In-process research and development	—	7,900	1,510
Restructuring charges	17,605	6,309	3,589

Total operating expenses	260,436	233,323	179,199

Operating loss	(110,160)	(79,788)	(114,278)
Interest income	2,777	3,320	5,832
Interest expense	(3,226)	(3,209)	(2,038)
Other income and expenses, net	2,066	19,262	(1,575)

Loss before income tax provision	(108,543)	(60,415)	(112,059)
Income taxes	11,389	3,989	1,006

Loss before minority interest	(119,932)	(64,404)	(113,065)
Minority interest	—	74	47

Net loss	$(119,932)	$(64,478)	$(113,112)

Net loss per share
Basic	$(1.28)	$(0.88)	$(1.80)

Diluted	$(1.28)	$(0.88)	$(1.80)

Number of shares used in computing per share amounts
Basic	93,864	73,058	62,737

Diluted	93,864	73,058	62,737

(1) Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$379	$250	$69
Research and development	612	358	—
Selling, general and administrative	2,036	1,570	663

Total amortization of deferred compensation	$3,027	$2,178	$732

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at October 31, 2002	—	$—	61,901	$62	$608,845	(987)	$(21,186)	$(598)	$3,843	$(71,729)	$519,237

Issuance of common stock for acquisition of Optonics	—	—	1,900	2	21,066	—	—	(1,819)	—	—	19,249
Issuance of common stock under employee equity plans	—	—	573	—	(1,149)	445	7,991	—	—	—	6,842
Amortization of deferred compensation	—	—	—	—	—	—	—	732	—	—	732
Net loss	—	—	—	—	—	—	—	—	—	(113,112)	(113,112)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(2,254)	—	(2,254)
Plus: reclassification adjustment for losses included in earnings	—	—	—	—	—	—	—	—	939	—	939
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(1,006)	—	(1,006)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(115,433)

Balance at October 31, 2003	—	—	64,374	64	628,762	(542)	(13,195)	(1,685)	1,522	(184,841)	430,627

Issuance of common stock for acquisition of NPTest	—	—	19,661	20	231,391	—	—	(9,967)	—	—	221,444
Issuance of preferred stock for acquisition of NPTest	12,328	12	—	—	145,091	—	—	—	—	—	145,103
Issuance of common stock under employee equity plans	—	—	1,378	2	3,187	413	10,635	—	—	—	13,824
Issuance of stock options to non-employee	—	—	—	—	165	—	—	(165)	—	—	—
Assumed NPTest stock options	—	—	—	—	38,108	—	—	—	—	—	38,108
Amortization of deferred compensation	—	—	—	—	—	—	—	2,178	—	—	2,178
Write-off of deferred compensation	—	—	—	—	(1,039)	—	—	1,039	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(64,478)	(64,478)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(314)	—	(314)
Plus: reclassification adjustment for losses included in earnings	—	—	—	—	—	—	—	—	93	—	93
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	1,623	—	1,623
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(63,076)

Balance at October 31, 2004	12,328	12	85,413	86	1,045,665	(129)	(2,560)	(8,600)	2,924	(249,319)	788,208

Schlumberger Liability Settlement	—	—	615	1	4,999	—	—	—	—	—	5,000
Conversion of preferred stock to common stock	(12,328)	(12)	12,328	12	—	—	—	—	—	—	—
Issuance of common stock under employee equity plans	—	—	1,092	1	5,580	129	2,560	—	—	—	8,141
Amortization of deferred compensation	—	—	—	—	—	—	—	3,027	—	—	3,027
Write-off of deferred compensation	—	—	—	—	(1,390)	—	—	1,390	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(119,932)	(119,932)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(566)	—	(566)
Plus: reclassification adjustment for losses included in earnings	—	—	—	—	—	—	—	—	283	—	283
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(2,132)	—	(2,132)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(122,347)

Balance at October 31, 2005	—	$—	99,448	$100	$1,054,854	—	$—	$(4,183)	$509	$(369,251)	$682,029

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

(in thousands)

	Year Ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(119,932)	$(64,478)	$(113,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,852	63,494	44,917
Non-cash charges related to restructuring and special charges	28,720	47,231	5,381
Provision for inventory write downs	6,761	10,201	6,351
In-process research and development	—	7,900	1,510
Provision for allowance for doubtful accounts	2,985	(1,460)	192
Loss (gain) on disposal of property and equipment	111	(588)	5,967
Realized net loss (gain) from investments	—	369	(449)
Minority interest	—	55	22
Changes in operating assets and liabilities:
Accounts receivable, net	4,579	(19,044)	(45,435)
Inventories	14,817	(60,106)	18,038
Income tax receivable and payable	6,466	2,136	24,463
Prepaid expenses and other assets	(13,097)	(6,166)	(15,758)
Accounts payable	(5,670)	7,959	8,433
Accrued expenses and other current liabilities	1,737	(9,750)	(4,195)
Deferred profit	(4,611)	5,117	(2,588)

Net cash used in operating activities	(5,282)	(17,130)	(66,263)

Cash flows from investing activities:
Purchases of available-for-sale securities	(100,775)	(247,526)	(361,462)
Sales and maturities of available-for-sale securities	162,552	503,319	242,806
Acquisition of property and equipment	(14,812)	(24,400)	(14,668)
Acquisition of NPTest and SZ GmbH, net of cash and cash equivalents acquired	—	(159,913)	—
Acquisition of other assets	—	(919)	(4,548)
Proceeds from sale of property and equipment and leased equipment	809	1,612	2,592

Net cash provided by (used in) investing activities	47,774	72,173	(135,280)

Cash flows from financing activities:
Issuance of 1 1/2% convertible notes	—	—	174,246
Issuance of common & treasury stock	8,141	13,824	6,842
Payments of liabilities related to leased products	(1,058)	(2,815)	(1,563)
Other	—	(213)	(856)

Net cash provided by financing activities	7,083	10,796	178,669
Effects of exchange rate on cash and cash equivalents	(1,447)	895	—

Net increase (decrease) in cash and cash equivalents	48,128	66,734	(22,874)
Cash and cash equivalents at beginning of the period	94,052	27,318	50,192

Cash and cash equivalents at end of the period	$142,180	$94,052	$27,318

Supplemental disclosures of cash flow information:
Interest paid	$3,007	$2,632	$2,036
Income taxes paid (received)	$3,992	$(74)	$(24,715)

Noncash investing activities:
Net transfers of inventory to property and equipment	$640	$2,157	$3,338
Acquisition of Optonics using Credence common stock	$—	$—	$21,066
Acquisition of NPTest using Credence common stock and assumption of options	$—	$414,622	$—
Schlumberger’s liability settlement using Credence common stock	$5,000	—	—
Unrealized loss on securities	$(283)	$(213)	$(1,315)

Noncash financing activities:
Customer lease payments on liabilities guaranteed by Credence	$—	$(1,535)	$(5,041)

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

In May 2004, the Company completed its acquisition of NPTest Holding Corporation (NPTest). NPTest designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” (SFAS 141) the acquisition was accounted for as a purchase transaction, and the Company has included in its results of operations, for the fiscal year ended October 31, 2004, the results of NPTest beginning on May 29, 2004.

As a result of the acquisition in fiscal 2003 of certain assets and liabilities of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ, the Company complemented its existing mixed-signal and wireless solutions with a division focused primarily on the automotive test market. The Automotive product line is included in the mobile products group of the Company. In January 2003, the Company acquired Optonics, Inc., which extended the Company’s product offerings in engineering validation test, design verification and diagnostics systems. The Optonics product line is included in the diagnostics and characterization group of the Company. In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, which allows the Company to offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. CCC is operated as a wholly owned subsidiary.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation. During the fiscal year 2005, the Company reclassified its product consignment from inventory to other assets. The amount reclassified as of October 31, 2004 was $18.8 million. This reclassification had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Estimates are used for, but not limited to, the accounting for the revenue recognition, accounts receivable factoring, allowance for doubtful accounts, inventory valuation, depreciation and amortization, share-based compensation valuation, residual values of leased assets, product maturity and receivable collectibility for purposes of revenue recognition, warranty costs, restructuring costs, deferred taxes and contingencies.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company records its bad debt expenses as selling, general and administrative expenses. When the Company becomes aware that a specific customer is unable to meet its financial obligations to the Company, generally because of bankruptcy or deteriorations in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of its aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.

Due to the cyclical nature of the semiconductor equipment industry, the Company monitors its inventory levels in light of changes in the marketplace. In fiscal 2005, the Company recorded special charges to cost of goods sold totaling approximately $29.1 million. Of the $29.1 million, $27.8 million related to inventory write-downs. In fiscal 2004, the Company recorded special charges to cost of goods sold totaling approximately $49.6 million, which consisted primarily of the write-down of excess and obsolete inventory and other charges related to the Company’s decision to discontinue significant future investment in its redundant product lines stemming from the acquisition of NPTest. Of the $49.6 million, $45.0 million was directly related to inventory write-downs resulting from duplicate product lines caused by the acquisition of NPTest. The Company evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product. As a result of the evaluation, the Company identified production inventory, finished goods, consignment and demonstration inventory in excess of estimated future customer demand of approximately $ 35.2 million; write-downs to estimated current market value of approximately $9.8 million; non-cancelable purchase commitments of approximately $1.0 million; field service spares of approximately $0.9 million, and other assets and expenses of approximately $2.7 million. The Company recorded a charge in the third quarter of fiscal 2003 of $1.3 million due to a legal settlement with an inventory vendor relating to cancelled purchase contracts and $0.6 million due to spare parts write-offs.

Residual values assigned to the Company’s products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically against technological change and the forecasted business cycle.

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature product. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collections may be an issue, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor accounts for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2005, 2004 and 2003, the Company introduced several new enhancements, systems and products. Certain revenues from sales of these new systems and products during these years were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

With respect to arrangements with multiple deliverables, the Company follows the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company then allocates the total fee on such arrangements to the individual units of accounting using the residual method. The Company then recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

Sales in the United States are principally made through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. It does not typically sell inventory into its distributors for eventual sale to end-users, but rather the Company sells product to the distributors on the basis of a purchase order received from an end-user. The Company evaluates any revenue recognition issues based on the characterization of the end customer in light of its revenue recognition policy.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expense were approximately $201,000, $346,000 and $47,000 in fiscal years 2005, 2004 and 2003, respectively.

Derivative Instruments and Hedging Activities

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), as amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company does not currently use derivatives, but will continue to assess the need for these instruments in the future.

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

Our corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2005.

As part of the amended employment contract entered into between the Company and one of its board of directors, which was previously between NPTest and its director, the Company will have an obligation to pay compensation up to approximately $1.0 million to this director if at the end of the term of the employment contract in July 2006, the total value received from the exercising of his options is below the amount as stated in the contract.

As is customary in the Company’s industry and as provided for under local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and others with whom the Company does business, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors under operating lease agreements for environmental matters, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services such as warranty, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

The Company occasionally grants trade-in rights to its customers. As of October 31, 2005, the Company had approximately $1.6 million, the estimated fair value of these obligations, included in the consolidated balance sheet under current liabilities.

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

At October 31, 2005 and 2004, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition.

Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized gains and losses were not significant in fiscal 2005 and fiscal 2004. The realized profits (losses) and interest of $0, ($0.4) million and $0.4 million are included in interest income in the consolidated statements of operations for fiscal years 2005, 2004 and 2003, respectively. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in the consolidated statements of stockholders’ equity.

The fair market value of cash equivalents, short-term and long-term debt investments represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

	October 31,
	2005	2004
Money market	$91,769	$39,381
Cash	50,411	54,671

Cash and cash equivalents	$142,180	$94,052

Short-term investments mature in less than one year. At October 31, 2005 and 2004, these investments are classified as available-for-sale and consist of the following (in thousands):

	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Aggregate Fair Value
	(In thousands)
October 31, 2005
Auction rate preferred	$7,425	$—	$—	$7,425
Equity securities	200	191	—	391

Short and long term investments	$7,625	$191	$—	$7,816

October 31, 2004
Auction rate preferred	$44,400	$—	$—	$44,400
Treasury notes and obligations of U.S. government agencies	17,040	—	(129)	16,911
Auction rate securities	1,500	—	—	1,500
Equity securities	200	572	—	772
Government bonds	1	—	—	1
Municipal bonds	6,340	30	—	6,370

Short and long term investments	$69,481	$602	$(129)	$69,954

The estimated fair value of cash, cash equivalents and short-term investments classified by the maturity date listed on the security is as follows (in thousands):

	October 31,
	2005	2004
Due within 1 year	$149,996	$164,006

Cash, cash equivalents and short-term investments	$149,996	$164,006

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable Factoring without Recourse

The Company had an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company could sell up to $30.0 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees for the fiscal year 2005 of approximately $0.1 million were accounted for in other income and expense, net in the consolidated statements of operations. Sales of trade receivables were reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The proceeds received were included as cash in the accompanying consolidated balance sheets and as operating activities in the consolidated statements of cash flows. During the first three months of fiscal 2005, the Company recorded approximately $7.2 million in gross cash proceeds from the sale of trade receivables. This facility was terminated in the third quarter of fiscal 2005 and no sales of trade receivables occurred after the first quarter of fiscal 2005.

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Shipping and handling expenses for purchased inventory items are expensed to cost of goods sold. Inventories consist of the following (in thousands):

	October 31,
	2005	2004
Raw materials	$43,790	$80,922
Work-in-process	21,121	29,388
Finished goods	14,143	17,641

	$79,054	$127,951

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

The Company reviews excess and obsolete inventory on an annual basis in light of its three year strategic planning process and then again on a quarterly basis for significant events that might have an impact on inventories. In evaluating the need for inventory write-offs, the Company considers a number of factors including anticipated product life cycles, new product introductions, and expected future use of all raw materials, work-in-process, and finished goods on hand as well as purchase order commitments to purchase inventory. If

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the forecasts or estimates change, or product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. The Company reviews inventory on a cyclical basis rather than a seasonal or annual basis because of the nature of its industry, the relatively long lives of its products and the volatility of the business from quarter to quarter. Once the Company has identified excess or obsolete inventory materials, including purchase commitments, it considers alternative future uses for the items in question. In cases where no alternative future uses have been identified, and if the Company concludes that it is probable that the costs associated with the excess or obsolete materials will not be recovered, then an appropriate write-off is recorded. The Company then writes off 100% of the cost of inventory that it specifically identifies. The Company does not as a matter of course scrap all inventory that is identified as excess or obsolete. The Company’s products are capital goods with potentially long economic lives and historically the opportunity to sell these products has arisen or fallen unexpectedly. The Company has occasionally encountered unexpected demand for old products. The Company closely monitors the inventories that have been written off or written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material is disclosed.

The Company consigns a portion of its finished goods inventory to both external and internal customers on a short-term basis primarily for the purpose of customer demonstration. This inventory is categorized as other assets on the consolidated balance sheet. The Company depreciates all consigned inventories during the period that they are held on consignment over 18 to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

Property and Equipment, Net and Other Assets

Machinery and equipment, software and furniture and fixtures are stated at cost and are depreciated using the straight-line method over three years. Personal computer equipment that meets the Company’s capitalization threshold is depreciated over two years. Leasehold improvements are depreciated using the straight-line method over the shorter of seven years or the applicable lease term. Tenant improvements in owned facilities are generally depreciated over seven years. Buildings are depreciated using the straight-line method over the assets’ estimated useful lives of thirty years. Assets under capitalized leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Property and equipment, net consists of the following (in thousands):

	October 31,
	2005	2004
Land	$26,835	$26,908
Buildings	35,746	36,823
Machinery and equipment	104,626	102,783
Software	30,705	28,980
Leasehold improvements	39,106	39,511
Furniture and fixtures	10,456	10,792

	247,474	245,797
Less accumulated depreciation	(150,783)	(137,090)

Net property and equipment	$96,691	$108,707

Depreciation expense was approximately $24.6 million, $27.9 million, and $24.2 million for the years ended October 31, 2005, 2004 and 2003, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company capitalizes a small number of finished systems into the manufacturing function for use in de-bug, quality control, and software development as well as the sales function for use in demonstrations and application development.

Other intangible assets, excluding goodwill, consist of the following (in thousands):

October 31, 2005	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(48,446)	$76,760
Customer relations	19,802	(10,013)	9,789
Maintenance contracts	13,800	(3,910)	9,890
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(70,934)	$96,439

October 31, 2004	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(36,328)	$88,878
Customer relations	19,802	(7,735)	12,067
Maintenance contracts	13,800	(1,150)	12,650
Product backlog	4,900	(2,042)	2,858
Trademarks	2,053	(1,848)	205
Patents	862	(732)	130
Non-compete agreements	750	(656)	94

Total	$167,373	$(50,491)	$116,882

Amortization expenses for the other intangible assets were $20.4 million, $15.5 million and $9.5 million for fiscal 2005, 2004 and 2003, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
2006	$16,604
2007	16,466
2008	14,518
2009	12,718
2010	9,934
Thereafter	26,199

Total	$96,439

As of November 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For purposes of SFAS 142, the Company determined to have only a single reporting unit since fiscal

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year 2003. To perform the goodwill impairment test, the Company determines the carrying value of its reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to it. The Company then compares the carrying value with the fair value of the reporting unit. To the extent the Company’s reporting unit’s carrying amount exceeds its fair value, the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, the second step is not required. No impairment loss was recognized in any of the periods presented.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value reflect the Company’s best estimates.

As of November 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). In the quarter ended July 31, 2003, in accordance with SFAS No. 144, the Company accelerated the depreciation for leasehold improvements related to buildings located in Fremont, California that the Company vacated in the first quarter of fiscal 2004 when the Company moved to its new headquarters in Milpitas, California. The amount of the accelerated depreciation related to these leasehold improvements was approximately $1.7 million and was recognized over nine months ended January 31, 2004. In the first quarter of fiscal 2005, the Company began to accelerate the depreciation for leasehold improvements related to the San Jose and Simi Valley, California buildings as part of the facilities consolidations. The amount of the accelerated depreciation related to these leasehold improvements was approximately $1.4 million and was recognized through May 2005. Accelerated depreciation related to the leasehold improvements was recorded in operating expenses.

Equity Investment

At October 31, 2005, the Company had one equity method investment in a privately held company that is intended to provide strategic technologies and relationships to the Company’s businesses. This privately held company is currently in the development stage. Based on this status, the Company has determined that this equity investment does not require consolidation, as it is not a variable interest entity. The Company’s maximum exposure to loss for this investment at October 31, 2005 is limited to its carrying amount of $1.8 million and a minimum product purchase commitment of approximately $1.0 million by December 31, 2008.

Post-Employment Benefits

Post-employment benefits accrued for workforce reductions related to restructuring activities initiated in and after October 2004 are accounted for under Statement of Financial Accounting Standards No.112, “Employer’s Accounting for Post-employment Benefits,” (SFAS 112). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Bank Loans and Note Payable—Leased Products

In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, a non-related leasing company. The net assets of CCC consisted primarily of a portfolio of leases of Credence equipment and its liabilities included indebtedness associated with the lease portfolio. The associated liabilities at October 31, 2005 include a bank note.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The bank note had an annual interest rate of prime (approximately 6.75% at October 31, 2005). The note had a covenant requiring the Company to maintain a minimum aggregated balance of cash, cash equivalents, and short and long-term investments of $100.0 million. As of October 31, 2005, the Company was in compliance with the covenant and this bank note had a balance of $5.0 million. See the maturity schedule for this obligation in Note 5—“Commitments and Contingencies.” The note expired and paid in full in November 2005 and was not renewed.

Other Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31,
	2005	2004
Short-term lease receivables	$1,227	$1,692
Receivable from contract equipment manufacturers	4,383	3,851
Other prepaid expenses	12,896	15,419

Total	$18,506	$20,962

Other assets consist of the following (in thousands):

	October 31,
	2005	2004
Long-term lease receivables	$3,489	$6,553
Equipment on lease	415	3,089
Field service spares	30,001	29,488
Product consignment	16,439	18,790
Other assets	7,680	8,755

Total	$58,024	$66,675

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. When spare parts are sold to third parties the transaction is recorded as net sales. Amortization expense was approximately $9.3 million, $4.4 and $4.8 million for fiscal years 2005, 2004 and 2003, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 18 to 36 months. Amortization expense was approximately $13.5 million, $7.2 and $4.9 million for fiscal years 2005, 2004 and 2003, respectively.

Other accrued expenses and liabilities consist of the following (in thousands):

	October 31,
	2005	2004
Accrued distributor commissions	2,010	3,412
Accrued bonuses	5,073	10,083
Accrued restructuring expenses	10,178	6,522
Accrued State Taxes	7,784	5,426
Accrued value added taxes	2,062	2,650
Contingent payable to Schlumberger	—	10,266
Accrued interest expense	1,238	1,252
Other accrued liabilities	11,411	12,040

	$39,756	$51,651

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures,” (SFAS 148). As the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility. As the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees. Stock-based employee compensation expense already included in the reported net loss is a result of amortization of deferred compensation related to acquisitions.

The fair value for the stock options was estimated at the grant date using a Black-Scholes-Merton option pricing model assuming no expected dividends with the following weighted average assumptions for the years ended October 31, 2005, 2004, and 2003.

	2005	2004	2003
Expected life of options (years)	5.16	4.94	6.34
Expected stock volatility	0.73	0.74	0.77
Risk-free interest rate	3.55%	3.33%	3.45%

The weighted average fair value of options granted was $5.63, $7.64 and $5.95 in fiscal year 2005, 2004 and 2003, respectively.

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes-Merton options pricing model assuming no expected dividends and the following weighted average assumptions for issuances made in 2005, 2004 and 2003:

	2005	2004	2003
Expected life of options (years)	0.50	0.50	0.50
Expected stock volatility	0.57	0.53	0.93
Risk-free interest rate	2.71%	1.52%	1.42%

The weighted-average fair value of purchase rights granted was $1.91, $2.44 and $3.86 in fiscal year 2005, 2004 and 2003, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its Employee Stock Purchase Plan, the Company’s net loss and net loss per share for the years ended October 31, 2005, 2004 and 2003 would have been as follows (in thousands, except per share data):

	2005	2004	2003
Net loss as reported	$(119,932)	$(64,478)	$(113,112)
Add: Stock-based employee compensation expense included in reported net loss	3,027	2,178	732
Less: Stock-based employee compensation expense determined under fair value based methods for all awards	(34,685)	(26,156)	(24,057)

Pro forma net loss	$(151,590)	$(88,456)	$(136,437)

Basic net loss per share as reported	$(1.28)	$(0.88)	$(1.80)
Basic net loss per share pro forma	$(1.61)	$(1.21)	$(2.17)
Diluted net loss per share as reported	$(1.28)	$(0.88)	$(1.80)
Diluted net loss per share pro forma	$(1.61)	$(1.21)	$(2.17)

The basic and diluted pro forma net loss per share for the fiscal years 2004 and 2003 have been revised from the previously disclosed amounts in the Company’s annual report on Form 10-K for the fiscal years ended 2004 and 2003.

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

The following table sets forth the computation of basic and diluted loss per share for the fiscal years ended October 31, (in thousands, except per share amounts):

	2005	2004	2003
Numerator:
Net loss	$(119,932)	$(64,478)	$(113,112)

Denominator:
Weighted-average shares outstanding	93,864	73,058	62,737

Basic net loss per share	$(1.28)	$(0.88)	$(1.80)
Diluted net loss per share	$(1.28)	$(0.88)	$(1.80)

During fiscal 2005, the Company excluded options to purchase 18,158,000 shares of common stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted loss per share calculation, as their effect was anti-dilutive. During fiscal 2004, the Company excluded options to purchase 18,745,141 shares of common stock, 12,328,200 shares of convertible preferred stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted loss per share calculation because they were anti-dilutive. During fiscal 2003, the Company excluded options to purchase 13,195,611 shares of common stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted net loss per share calculation because they were anti-dilutive.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” (SFAS 123R). SFAS 123R revised SFAS 123. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that the costs resulting from share-based payment transactions be recognized in the financial statements. The statement requires companies to use a fair-value-based payment measurement method in accounting for share-based payments with employees as well as for goods and services received from non-employees. SFAS 123R is effective for annual reporting periods that begin after June 15, 2005, with early adoption permitted. The Company expects to adopt SFAS 123R using the modified prospective method and the Black-Scholes-Merton pricing model effective November 1, 2005. The Company believes that the adoption of SFAS 123R will have a material effect on its results of operations; however, has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Non-monetary Assets,” (SFAS 153), an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in the first quarter of fiscal 2006. The Company does not believe the adoption of SFAS 153 will have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may repatriate cash in the future; however, it has not determined whether the adoption of FSP FAS 109-2 will have any effect on its consolidated financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (SFAS 47), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (SFAS 154) effective with fiscal years beginning after December 15, 2005. This statement replaces APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement addresses restatement of previously issued financial statements to reflect the correction of an error. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position or results of operations.

Note 2—Acquisitions

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value at the acquisition date of approximately $376.5 million. As of fiscal 2005, all of the 32 million shares were issued and outstanding as common stock. In fiscal year 2004, the former majority shareholder of NPTest converted 79,754 shares of the Company’s non-voting convertible preferred stock into 7,975,400 shares of the Company’s common stock. During fiscal 2005, the remaining 123,282 shares of the preferred stock were converted into approximately 12,328,200 shares of common stock. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes-Merton options pricing model with the following assumptions: dividend of $0, volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of the Company’s common stock of $11.77 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total purchase price (in thousands):

Cash	$229,950
Common and preferred stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible preferred stock of the Company as a result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged for 0.008 of a share of the Company’s non-voting convertible stock. Each share of the non-voting convertible stock was convertible into 100 shares of the Company’s common stock. The non-voting convertible stock was identical in all respects to the Company’s common stock except that, prior to conversion, it had no voting rights, but had a liquidation preference of $0.001 per share. The non-voting convertible stock is classified as preferred stock. During fiscal 2005, the majority owner converted all of the 203,036 shares of the Company’s non-voting convertible preferred stock into 20,303,600 shares of the Company’s common stock.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement of Financial Accounting Standard No. 141, “Business Combination,” (SFAS 141), the purchase was accounted for as a purchase transaction and the Company has included in its results of operations, for the fiscal year ended October 31, 2004, the result of NPTest beginning on May 29, 2004. The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values, and to deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), goodwill and purchased intangible assets with indefinite lives are not amortized but reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows (in thousands, except years):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Cash and cash equivalents	$76,103	$—	—
Short-term investments	19,481	—	—
Accounts receivable	37,704	—	—
Inventories	60,027	—	—
Prepaid expenses and other current assets	34,923	—	—
Property and equipment	18,238	—	—
Other assets	22,996	—	—
Accounts payable	(19,916)	—	—
Other accrued expenses and liabilities	(44,546)	—	—
Contingent payable to Schlumberger	(29,450)	—	—
Other long-term liabilities	(695)	—	—

Net tangible assets assumed	174,865	—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	386,012	—	—

Total purchase price	$650,482	$19,486

The purchase price allocation changed by $1.1 million during the fiscal year 2005, primarily due to additional accrued expenses and liabilities recognized. The write up of additional accrued liabilities of $1.1 million during the fiscal year 2005 consisted of $1.7 million that pertained to severance and related charges, $1.0 million for the Simi Valley facility clean-up costs, and relocation and other charges of approximately $0.5 million for the Simi Valley facility, offset by $2.1 million write-down of accrued liabilities related to

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre-acquisition costs and other liabilities. These amounts were charged or credited to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF Issue No. 95-3).

The purchase price allocation changed during the fourth quarter of fiscal 2004 to account for the write down of other assets of $1.4 million, the write up of additional accounts payable of $0.1 million, the write up of additional other accrued expenses and liabilities of $2.0 million and additional transaction fees of $47,000.

Net Tangible Assets

NPTest’s assets and liabilities as of May 28, 2004 were reviewed and adjusted, if necessary, to their fair value. Reserves and allowances were reviewed for appropriateness and approved by management. Management also reviewed the liabilities to ensure that the proper value was recorded based on estimates at that date.

In November 2004, the Board of Directors approved moving forward with a major component of management’s original integration plan, which involved closing the Simi Valley, California facility and moving all manufacturing activities at this site to Hillsboro, Oregon. As a part of the approved plan, during the fiscal year 2005, the Company accrued charges related to the approved plan of $3.8 million. Of the total charges, severance and related charges for 100 employees accounted for $2.1 million, facilities leasehold restoration costs of $1.1 million and relocation expenses of $0.6 million. The Company recognized these costs in accordance with EITF 95-3. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008, of which the majority of the payment related to the Simi Valley facility, which ends in January 2007. As of October 31, 2005, $2.8 million remained to be paid for these charges. The following table illustrates the charges and the estimated timing of future payouts at October 31, 2005 (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at October 31, 2005
Severance	$(409)	$(2,072)	$2,220	$30	$(231)
Facilities	(1,969)	(1,119)	680	60	(2,348)
Relocation	(113)	(595)	294	232	(182)

Total	$(2,491)	$(3,786)	$3,194	$322	$(2,761)

Estimated timing of future payouts:
Fiscal 2006					2,451
Fiscal 2007					260
Fiscal 2008					50

Total					$2,761

As a result of the NPTest acquisition, the Company was required to make a payment to Schlumberger Limited (Schlumberger), the former parent of NPTest, at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date could have been triggered by various events, including certain distributions by NPTest Holding, LLC (an entity controlled by Francisco Partners, L.P.) to its members, or, at Schlumberger’s option, it could have been triggered on May 28, 2005. The payment amount was contingent upon the value of the Company’s common stock at the time of distribution. If payment was triggered at Schlumberger’s option, the Company could have generally settled this payment in cash or stock. If payment was triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger was required to be in the same form and could have been made in cash, stock or both. This contingent liability was required to be marked to market at the end of each fiscal period until settled using the Company’s closing stock

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price on the last day of the fiscal period, and the changes in carrying value flow through other income and expense, net in the condensed consolidated statements of operations. In May 2005, the Company and Schlumberger reached a settlement, which required the Company to pay Schlumberger $4.0 million in cash and 615,157 shares of the Company’s common stock valued at $5.0 million. According to this settlement, the Company had fulfilled its obligation to Schlumberger and there were no outstanding liabilities related to this transaction at the end of fiscal 2005.

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

In-process Research and Development

In-process research and development (IPR&D) represents projects that have not reached technological feasibility and which have no alternative future use. Technological feasibility is determined when a product reaches the beta-phase, and there is no remaining risk relating to the development. At the time of acquisition, NPTest had multiple IPR&D efforts under way for current product lines. These efforts included developing the next generation of the Sapphire product and OptiFIB product. The Company utilized the DCF method to value the IPR&D, using discount rates ranging from 19% to 21%, depending on the estimated useful life of the technology. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. In applying the DCF method, the analysis resulted in $7.9 million of the purchase price being charged to acquired IPR&D. The next generation Sapphire and OptiFIB product were launched in 2005.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Income Taxes

The acquisition of NPTest during the fiscal year 2004 resulted in the addition of $9.5 million in net deferred tax assets, but such deferred tax assets have been subject to a full valuation allowance similar to the Company’s other deferred tax assets. Should these $9.5 million in net deferred tax assets be recognized in the future, the benefit will result in a reduction in goodwill otherwise recorded as part of the purchase accounting. The deferred tax assets primarily represent the benefits of future tax deductions for inventory reserves, while the deferred tax liabilities primarily represent book-tax basis differences in the non-goodwill intangible assets acquired in the acquisition.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credence—SZ GmbH:

In February 2004, the Company acquired all of the outstanding stock of Credence-SZ GmbH (SZ GmbH) for approximately $649,000 in cash, and thereafter merged SZ GmbH with and into Credence-SZ System GmbH, a wholly-owned subsidiary of the Company. Of the $649,000 paid, approximately $537,000 was accounted for as goodwill and included in the Company’s consolidated balance sheet at October 31, 2004. SZ GmbH was the employer of the employees that were contracted to Credence-SZ System GmbH. Credence-SZ System GmbH is based in Amerang, Germany, with approximately 135 employees and is managed within the Company’s Mobile Products Group. The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

SZ Testsysteme Japan Limited:

In August 2003, the Company completed the acquisition of certain assets of SZ Testsysteme Japan Limited, a distributor of automotive test equipment, for approximately $1.0 million in cash including acquisition costs. The acquisition was intended to provide a distribution channel to Japanese customers for the Company’s products focused primarily on the Japanese automotive test market. The purchase price was allocated in the fourth quarter of 2003 to assets and liabilities, primarily cash, inventory, property and equipment, and accrued liabilities. The Company’s consolidated statement of operations includes the operations of SZ Testsysteme Japan Limited from the date of the Company’s purchase of their net assets in August 2003. Thereafter, SZ Testsysteme Japan Limited was merged with and into Credence Systems KK, the Company’s Japanese subsidiary.

Credence Capital Corporation:

In February 2003, the Company acquired certain assets and liabilities of Credence Capital Corporation, or CCC, a non-related leasing company. The acquisition allows the Company to directly offer leasing and other financing solutions to customers seeking alternative options to acquire the Company’s equipment. The Company paid $5.5 million and contemporaneous with the transaction, CCC’s sole shareholder repaid indebtedness to CCC

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the approximate amount of $5.2 million resulting in a net cash outflow of $0.3 million. The net assets of CCC consisted primarily of a $15.3 million portfolio of leases of Credence equipment and its liabilities included indebtedness of approximately $15.3 million associated with the lease portfolio. The Company operates CCC as a wholly-owned subsidiary to provide leasing and other financing solutions to Credence customers. The Company’s consolidated statement of operations includes the results of operations of CCC from the date of acquisition in February 2003.

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

SZ Testsyteme AG:

In fiscal 2003, the Company completed the acquisition of certain assets of SZ Testsysteme AG and SZ Testsysteme GmbH, or SZ. The assets of these companies were purchased out of bankruptcy and the Company subcontracted approximately 135 former employees to re-launch the business. The acquisition was designed to complement the Company’s existing mixed-signal and wireless solutions with a focused primarily on the automotive test market. The Credence-SZ group operates from a facility located in Amerang, Germany and focuses on the advanced analog, power automotive and communications markets. The SZ product line is included in the Company’s analog mixed signal products group. The purchase price for the assets was approximately $4.6 million in cash and the purchase price was allocated to tangible assets, primarily inventory and property and equipment. The Company’s consolidated statement of operations includes the results of operations of SZ from the date of the Company’s purchase of their net assets in January 2003.

Optonics:

In January 2003, the Company acquired Optonics, Inc., a company that designed and manufactured integrated systems for emission-based optical diagnostics and failure analysis. The addition of Optonics was designed to extend the Company’s product offerings in engineering validation test, design verification and diagnostics systems. The Optonics product line is included in the Company’s diagnostics and characterization group. The total purchase price of approximately $21.0 million included consideration of approximately 1.9 million common shares of Credence valued at $20.1 million and $0.9M in assumed Optonics stock options that were converted to options to purchase approximately 100,000 shares of Credence common stock. The net tangible asset deficit assumed was approximately $0.5 million. The Company’s statement of operations includes the results of operations of Optonics from the date of acquisition in January 2003.

The total purchase cost of Optonics was as follows (in thousands):

Credence common stock	$20,152
Assumption of Optonics’ stock options	894

Total purchase cost	$21,046

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A valuation of the purchased assets was undertaken by a third party valuator to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, and expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $1.5 million of the purchase price being charged to acquired in-process research and development using a discount rate of 35%. The IPR&D acquired from Optonics consists of features and projects related to the Emiscope II, which is the next generation Emiscope with added functionality including solid immersion lens and spray cooling system. The Company estimated that these projects varied in terms of completion from 15% to 50% completed based on research and development complexity, costs, and time expended to date relative to the expected remaining costs and time to reach technological feasibility. The Emiscope II has been completed and is currently in production. The intangible assets, consisting primarily of developed technology, customer relationships, non-compete agreements and goodwill, were assigned a value of $18.2 million and are being amortized, except for goodwill, over their estimated useful lives, ranging from two to five years. In addition, $1.8 million of the purchase price was allocated to deferred compensation, calculated using the Black-Scholes-Merton stock option valuation model, and represents the value of unvested options and unvested restricted shares assumed by the Company in the transaction. The deferred compensation is amortized as compensation cost over the weighted average remaining future vesting period of the unvested options (three years). The balance of the deferred compensation is reflected as a contra-equity in the Consolidated Statements of Shareholders’ Equity.

Note 3—Special Charges and Restructuring

Special charges—cost of goods sold

The Company reviews excess and obsolete inventory annually based on information available from the strategic planning process and also on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. See Note 1—“Inventories,” for further discussion of the Company’s reserve methodology.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes special charges recorded in cost of goods sold by fiscal year for the three-year period ended October 31, 2005 (in thousands):

Fiscal 2005	$29,059

Fiscal 2004	$49,565

Fiscal 2003	$1,927

In fiscal 2005, the Company recorded special charges to cost of goods sold of $29.1 million which consisted of $23.0 million write-downs of excess and obsolete Kalos II, Octet, Vanguard II and Duo inventory, $5.4 million for certain components being phased out of the bill of materials of the Sapphire product that was not economical to rework, $1.6 million of inventory liabilities, and $0.6 million related to the write-off of Octet and Vanguard II property and equipment.

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

The schedule below shows the detail usage of the special charges and the remaining $32.4 million as of October 31, 2005:

10/31/02 Balance	$39,997
FY03 Scrapping	(10,672)

10/31/03 Balance	29,325
FY04 Additional special charges	44,979
FY04 Scrapping	(14,079)
FY04 Sale of fully reserved inventory	(2,341)
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	(7,215)
FY04 Octet-Quartet lower of cost or market adjustment on fully reserved inventory	(21,123)

10/31/04 Balance	29,546
FY05 Additional special charges	27,774
FY05 Scrapping	(16,717)
FY05 Sale of fully reserved inventory	(1,633)
FY05 Octet lower of cost or market adjustment on fully reserved inventory	(6,523)

10/31/05 Balance	$32,447

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Charges

Over the past years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities were normally recorded in compliance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). During October 2004, the Company also adopted Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Postemployment Benefits,” (SFAS 112), for severance and benefit costs, the Company concluded that it had a substantive severance plan. This accounting for restructuring costs requires us to record provisions and charges when the Company has a formal and committed restructuring plan.

The following tables illustrate the restructuring cost activity for the year ended October 31, 2005 and the estimated timing of future payouts for the major restructuring categories (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at October 31, 2005
Severance	$(3,019)	$(4,958)	$4,467	$618	$(2,892)
Operating leases	(1,043)	(11,474)	2,146	(44)	(10,415)
Deferred rent write-off	—	709	(709)	—	—
Property and equipment	—	(1,089)	1,089	—	—
Other liabilities	(32)	(1,399)	30	32	(1,369)

Total	$(4,094)	$(18,211)	$7,023	$606	$(14,676)

Estimated timing of future payouts:
Fiscal 2006					7,725
Fiscal 2007					2,379
Fiscal 2008					2,213
Fiscal 2009					2,359

Total					$14,676

During the fiscal year 2005, the Company recorded the following activity related to restructuring charges:

•	The severance and other related charges amounted to $5.0 million, which accounted for headcount reduction of 110 employees. Of the $5.0 million, the amount recorded under FAS 112 at October 31, 2005 was $1.5 million. The affected employees were primarily in research and development and selling general and administrative functions throughout the world.

•	The property and equipment write off, amounting to $1.1 million, resulted from the Company’s decision to halt additional research and development investment in one of its products that was rendered redundant by the acquisition of NPTest.

•	The operating lease charges of $11.5 million, which are net of expected sublease rentals, resulted from vacating the former NPTest headquarters facilities in San Jose. The lease on these facilities expires in October 2009.

•	Other liabilities of $1.4 million which represents cancellation fees of early termination of certain outsourcing contracts.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables illustrate the restructuring cost activity for the year ended October 31, 2004 for the major restructuring categories (in thousands):

	Balance at October 31, 2003	Charges	Utilized	Balance at October 31, 2004
Severance	$(233)	$(3,880)	$1,094	$(3,019)
Operating leases	(2,368)	(652)	1,977	(1,043)
Other liabilities	—	(1,966)	1,934	(32)

Total	$(2,601)	$(6,498)	$5,005	$(4,094)

During the fiscal year 2004, the Company recorded the following activity related to restructuring charges:

•	$3.9 million charge taken for severance and other related charges. These charges were incurred in connection with the NPTest acquisition and were for 198 employees. The affected employees were from manufacturing, research and development and selling, general and administrative functions.

•	$2.0 million charge taken related to the write-off of equipment and liabilities incurred related to the decision to discontinue significant future investments in redundant product lines stemming from the acquisition of NPTest.

•	$0.7 million related to write-off the remaining lease payments for this lease, net of expected sublease income. This resulted from the Company relocated its corporate headquarters to its owned facilities in Milpitas, California and vacated its previously leased buildings in Fremont, California. The lease for three of the buildings expired at the end of December 2003. The lease on the final building, consisting of 27,000 square feet, expired in June 2005.

Note 4—Industry Segments and Concentration of Risks

Credit Risk, Product Line and Segment/Geographic Data

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and trade receivables. Credit risk evaluations, including Dun & Bradstreet ratings, are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers’ financial statements and payment performance. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amounts recorded on the consolidated balance sheets. In general, the Company does not require collateral on sales except in certain circumstances where a letter of credit is required to be established prior to shipping product.

Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision makers. The Company’s chief decision makers are the Chief Executive Officer and Chief Financial Officer. The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems used in the production of semiconductors. The Company has a single reporting unit for purposes of Statement of Financial Accounting Standard No. 131, “Disclosure About Segments of an Enterprise and Related Information,” (SFAS 131), advanced semiconductor test and diagnostic systems, primarily because all of the components of the Company’s advanced semiconductor test and diagnostic systems segment are subject to similar economic characteristics, have similar production processes, have common customers, and are distributed using the same channels.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Starting in the second quarter of fiscal 2005, the Company’s chief decision makers reviewed the breakdown of revenues using different product line grouping, therefore, the Company’s net sales by product line consisted of:

	Year Ended October 31,
	2005	2004	2003
SoC	37%	22%	27%
Analog Mixed Signal	22	32	28
Memory	3	23	16
Design Characterization Group	11	4	4
Service and other	27	19	25

Total net sales	100%	100%	100%

The Company sells its products primarily to distributors and semiconductor manufacturers located in the United States, Asia Pacific and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses historically have been within management’s expectations.

Most of the Company’s products are manufactured in the U.S. Export sales from the U.S. are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or in the Euro. The Automotive product line is manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and the Euro. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended October 31,
	2005	2004	2003
North America	31%	28%	36%
Taiwan	12	20	15
China	5	7	3
Southeast Asia	20	20	10
Rest of Asia Pacific	10	5	10
Europe & Middle East	22	20	26

Total net sales	100%	100%	100%

A distributor in Taiwan, Spirox Corporation, accounted for 14%, 23% and 19% of the Company’s net sales in fiscal 2005, 2004 and 2003, respectively. Spirox Corporation accounted for 19% and 20% of gross accounts receivable at October 31, 2005 and 2004, respectively. In fiscal 2005, two end-user customers headquartered in the U.S. accounted for 25% and 14% of the Company’s net sales, respectively, and 22% and 20% of the Company’s gross receivables, respectively. One end-user customer headquartered in Europe accounted for 15%, and 10% of the Company’s net sales in fiscal 2004, and 2003, respectively. That customer accounted for 18%, and 24% of the Company’s 2004, and 2003 fiscal year-end gross accounts receivable, respectively.

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

As of October 31, 2005, 2004 and 2003, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Commitments and Contingencies

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2013 of which approximately $11.5 million, $0.7 million, and $0.2 million have been written off to special operating charges during fiscal 2005 and fiscal 2004, respectively.

The future minimum lease payments at October 31, 2005 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
2006	$7,424	$4,917	$2,507
2007	6,465	4,168	2,297
2008	5,474	4,048	1,426
2009	5,303	4,087	1,216
2010	840	—	840
Thereafter	1,732	—	1,732

	$27,238	$17,220	$10,018

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At October 31, 2005, the Company has open and committed non-cancelable purchase orders totaling approximately $74.9 million.

The following summarizes our minimum contractual cash obligations and other commitments at October 31, 2005, and the effect of such obligations in future periods (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$27,238	$7,424	$6,465	$5,474	$5,303	$840	$1,732
Bank note (2)	5,000	5,000	—	—	—	—	—
Interest on liabilities related to bank note	30	30	—	—	—	—	—
Convertible subordinated notes (3)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	8,100	2,700	2,700	2,700	—	—	—
Trade-in commitments (4)	1,600	1,600	—	—	—	—	—
Minimum payable for an employment agreement	1,000	1,000	—	—	—	—	—
Minimum payable for information technology outsourced services (4)	1,370	1,370	—	—	—	—	—
Minimum commitment under Technology Development Agreement	1,030	—	—	1,030	—	—	—
Open non-cancelable purchase order commitments	74,902	70,801	4,101	—	—	—	—

Total contractual cash and other obligations	$300,270	$89,925	$13,266	$189,204	$5,303	$840	$1,732

(1)	Approximately $11.5 million of this total has been accrued for as restructuring charges in the consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the consolidated balance sheets as bank loans and notes payable—leased products.
(3)	This amount is recorded in the consolidated balance sheets as convertible subordinated notes.
(4)	This amount is recorded in the consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $6.2 million, $4.6 million, and $3.7 million for the years ended October 31, 2005, 2004, and 2003, respectively.

The contractual cash obligations and commitments table presented above contains our minimum obligations at October 31, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

There were no material commitments for capital expenditures at October 31, 2005.

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

The following table represents the activity in the warranty accrual for the twelve months ended October 31, 2005 (in thousands):

	For the year ended October 31,
	2005	2004
Beginning balance	$15,314	$5,501
Add: Accruals for warranties issued during the period	16,910	17,177
Acquired pre-existing warranty obligations	—	7,110
Less: Adjustments of accrual estimates	(411)	457
Warranty spending	(18,394)	(14,931)

Ending balance	$13,419	$15,314

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the periods ended October 31, 2005, 2004, and 2003, the Company recognized expense related to the deferred compensation of $3.0 million, $2.2 million, and $0.7 million, respectively.

Stock Option Plans

The stock option plans program is a broad-based, long-term retention program that is intended to attract and retain qualified management and employees, and align stockholder and employee interest. The stock option plans program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, employees and consultants may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Under this program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of our common stock at the grant date. Restricted stock units may be granted with varying criteria such as time based or performance based vesting. In addition, the Board of Directors has the discretion to use a different vesting schedule and has done so from time to time.

In fiscal 2005, the Company’s Board of Director and shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights and restricted stock to employees, members of the Board of Directors and consultants. The maximum number of shares available for grant under the 2005 Plan is 5.9 million shares.

During fiscal 2005, the 1993 Stock Option Plan (the “1993 Plan”), under which the Company previously granted options to employees and members of the Board of Directors, expired. However, outstanding options granted under the 1993 Plan remains exercisable in accordance with the terms of the original grant agreements.

In August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors are excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of the Company’s common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represent approximately 15 percent or approximately 2.8 million shares of the total of all outstanding Credence options. Under SFAS 123R, the Company will be required to recognize the expense associated with its outstanding unvested stock options beginning in the first quarter of fiscal year 2006. The acceleration will result in the reduction of the stock option expense the Company otherwise would be required to record in the future.

A summary of the activity under all plans, as defined below (in thousands, except per share amounts) is as follows:

	Options Available for Grant (Authorized)	Number of Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at October 31, 2002	658	13,518	$1.07-67.99	$17.56
Increase in authorized shares	2,132	—	—	—
Assumed Optonics options	85	31	$0.57-5.03	$4.17
Options granted	(2,704)	2,704	$0.57-15.85	$8.49
Options canceled	2,469	(2,469)	$0.58-67.99	$18.67
Options exercised	—	(589)	$0.57-16.19	$8.55
Options expired	(286)	—	—	—

Balance at October 31, 2003	2,354	13,195	$0.58-67.99	$15.85
Increase in authorized shares	2,234	—	—	—
Assumed NPTest options	—	4,143	$5.86-13.56	$7.04
Options granted	(4,665)	4,665	$6.88-16.78	$12.61
Options canceled	1,881	(1,881)	$0.58-67.99	$17.45
Options exercised	—	(1,377)	$0.58-16.19	$7.34
Options expired	(434)	—	—	—

Balance at October 31, 2004	1,370	18,745	$0.58-67.99	$13.56
Increase in authorized shares	8,885	—	—	—
Options granted	(2,603)	2,603	$7.34-9.60	$8.91
Options canceled	2,153	(2,153)	$4.98-67.99	$15.38
Options exercised	—	(546)	$0.00-10.21	$7.27
Options expired	(3,714)	(491)	—	—

Balance at October 31, 2005	6,091	18,158	$0.00-67.99	$12.87

The Company has reserved for issuance approximately 24,249,000 shares of common stock in connection with the stock option plans.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at October 31, 2005 (in thousands except per share amounts):

Options Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Options Outstanding at Oct. 31, 2005			Options Currently Exercisable Oct. 31, 2005	Weighted Average Exercise Price
$ 0.00 - $ 5.87	2,142	7.68	$ 5.82	1,537	$ 5.80
6.38 - 8.84	4,127	6.05	7.59	2,203	7.65
8.94 - 13.22	4,574	7.14	10.97	4,104	11.11
13.31 - 19.75	5,588	5.88	16.60	5,269	16.62
19.86 - 25.56	1,294	4.66	21.30	1,230	21.33
34.69 - 38.31	230	4.76	38.27	230	38.27
40.25 - 67.99	203	4.43	51.80	203	51.80

$ 0.00 -$67.99	18,158	6.33	$12.87	14,776	$13.84

These options will expire, if not exercised, at specific dates from March 2006 to October 2014.

Stock Purchase Plan

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base wages to the plan. The purchase price is 85% of the fair market value per share of common stock on the date on which the purchase period begins or on the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. Approximately 129,332, 413,105, and 444,472 shares were issued pursuant to the plan in 2005, 2004 and 2003, respectively. At October 31, 2005, approximately 1,161,645 shares were reserved for issuance under the 1994 Plan.

Note 8—Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company did not make any contributions to this plan during the fiscal years ended October 31, 2004 and 2003, but during the fiscal year ended October 31, 2005, the Company’s contribution to this plan was approximately $1.8 million.

The Company assumed NPTest’s North America 401(k) plan as part of the acquisition occurred in May 2004. The plan matches dollar-for-dollar, up to 4%, of an employee’s contribution per pay period. For the fiscal year 2004, the Company contributed approximately $0.6 million to the plan. During fiscal 2005, the Company contributed approximately $ 0.3 million to the plan for the two months ended December 31, 2004. The NPTest plan was merged into the Company’s plan effective January 1, 2005.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At October 31, 2005, the pension liability was $0.6 million. The expenses associated with these plans were not material during fiscal year 2005.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a deferred compensation for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets, included in other assets, and the corresponding deferred compensation liability, included in other liabilities were approximately $2.4 million and $3.0 million at October 31, 2005 and 2004, respectively.

Note 9—Income Taxes

The tax provision consisted of the following (in thousands):

	Year Ended October 31,
	2005	2004	2003
Federal:
Current	$(180)	$(602)	$—
Deferred	—	—	—

	(180)	(602)
State:
Current	315	(1,684)	—
Deferred	—	—	—

	315	(1,684)	—
Foreign:
Current	11,254	6,275	1,006
Deferred	—	—	—

Income tax provision	$11,389	$3,989	$1,006

Pre-tax income from foreign operations was approximately $44.0 million, $14.3 million and $4.7 million in 2005, 2004 and 2003, respectively.

Reconciliation between the Company’s effective tax rate of 10.5% in 2005, 6.6% in 2004, and 0.9% in 2003 and the U.S. statutory rate of 35% is as follows (in thousands):

	Year Ended October 31,
	2005	2004	2003
Tax computed at statutory rate	$(37,990)	$(21,145)	$(39,221)
State income tax	315	(1,684)	—
U.S. losses not benefited	53,380	23,369	40,346
Non-deductible in-process research and development	—	2,765	529
Foreign rate differential	(4,136)	1,286	(648)
Other items	(180)	(602)	—

Income tax provision	$11,389	$3,989	$1,006

The income tax provision in 2005 consists primarily of foreign tax on earnings and foreign withholding taxes generated from our foreign operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	October 31,
	2005	2004
Deferred tax assets:
Accounting for inventories	$44,353	$46,151
Allowance for doubtful accounts	721	687
Accruals not currently deductible	24,730	31,967
Net operating loss and credit carryforwards	165,895	112,706
Book over tax depreciation	4,392	3,836
Deferred revenue/profit/commissions	3,717	5,642

Total deferred tax assets	243,808	200,989
Valuation allowance for deferred tax assets	(210,137)	(153,073)

	33,671	47,916
Deferred tax liability:
Intangibles	(33,671)	(47,916)

Net deferred tax assets	$—	$—

At October 31, 2005, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $396.2 million and $8.8 million, respectively, which if not utilized will expire in 2012 through 2025. Utilization of the Company’s net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of its deferred tax assets, the Company has provided a valuation allowance equal to its net deferred tax assets at October 31, 2005 and October 31, 2004. The Company had a net increase of $57.1 million in the valuation allowance in fiscal 2005 due to current year change of non-deductible accruals, reserves and increase of net operating loss, a net increase of $48.3 million in the valuation allowance in fiscal 2004 due to build of non deductible accruals, reserves and the NPTest acquisition, and a net increase of $36.6 million in the valuation allowance in fiscal 2003. Approximately $5.6 million of the valuation allowance for deferred tax assets is attributable to stock option deductions, the benefit of which will be credited to equity when realized. Approximately $10.0 million in the valuation allowance for deferred tax assets is related to the acquisition of NPTest during fiscal year 2004, the benefit will be credited to goodwill when realized.

Note 10—Legal Matters

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against the Company, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by the Company. Mr. Schmidt alleges damages in excess of $3.0 million and seeks in addition punitive damages. Formal discovery is in early stages in this litigation. The Company intends to vigorously defend these claims and believes it possesses meritorious defenses to the claims.

The Company is involved in various claims arising in the ordinary course of business. The Company currently believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11—Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At October 31, 2005 and 2004, the Company had a balance of net unrealized gains of $0.2 million and $0.5 million, respectively, on available-for-sale investments. Additionally, at October 31, 2005 and 2004, the Company had a balance of $0.3 million and $2.4 million, respectively, of net foreign currency translation gains.

Accumulated other comprehensive income and changes thereto consist of (in thousands):

	Year Ended October 31,
	2005	2004	2003
Beginning balance, net of tax	$2,924	$1,522	$3,843
Unrealized loss on available-for-sale securities, net of tax	(283)	(221)	(1,315)
Currency translation adjustment, net of tax	(2,132)	1,623	(1,006)

Ending balance, net of tax	$509	$2,924	$1,522

Note 12—Related Party Transactions

Dr. William G. Howard Jr., a director of the Company, is a director of Xilinx, Inc. (Xilinx). For the years ended October 31, 2005, 2004, and 2003, the Company sold approximately $0.6 million, $1.7 million, and $0.8 million, respectively, of products and services to Xilinx. For the years ended October 31, 2005, 2004, and 2003, the Company purchased goods and services of approximately $0, $1,000, and $11,000, respectively, from Xilinx. The Company had no amounts owed from Xilinx at October 31, 2005, 2004 and 2003, respectively.

Dipanjan Deb, a director of the Company since May 2004, is a Director of AMI Semiconductor (AMIS Holdings, Inc.). For the years ended October 31, 2005 and 2004, the Company sold approximately $3.5 million and $4.0 million of product and services to AMI Semiconductor, respectively. The amounts receivable from AMI Semiconductor were approximately $449,000 and $127,000 at October 31, 2005 and 2004, respectively. Mr. Deb is also a director of Conexant Systems. For the years ended October 31, 2005 and 2004, the Company sold approximately $0 and $110,000 of product and services to Conexant Systems, respectively. The Company had no amounts owed from Conexant Systems at October 31, 2005 and 2004. Prior to our acquisition of NPTest, pursuant to an amended advisory agreement with Francisco Partner, L.P., NPTest made certain payments to Francisco Partners, L.P., for services provided to NPTest.

Richard Beyer, a director of the Company since September 2003, is President, Chief Executive Officer and a Director of Intersil. For the years ended October 31, 2005 and 2004, the Company sold approximately $4,065 and $15,000 of products and services to Intersil, respectively. The amounts receivable from Intersil were approximately $0 and $10,000 at October 31, 2005 and 2004, respectively.

Thomas Franz, a director of the Company until October 22, 2004, is a Corporate Vice President of Intel Corporation. For the years ended October 31, 2004 and 2003, the Company sold approximately $47.8 million and $15.1 million, respectively, of products and services to Intel. The amounts receivable from Intel were approximately $13.1 million and $3.5 million at October 31, 2004 and 2003, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Credence’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of Credence’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors or control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by us. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Credence and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of October 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting.    As of October 31, 2004, we disclosed material weaknesses in the operation of our internal control over financial reporting. We disclosed these material weaknesses in each of the first three quarters of fiscal 2005 and took steps to remediate those material weaknesses through the fourth quarter of fiscal 2005. During the fourth quarter of fiscal 2005, we completed our testing of the design and operating effectiveness of the remediated controls and concluded that the previously reported material weaknesses were remediated.

Prior to the end of the fourth quarter of fiscal 2005, we strengthened our internal control over financial reporting and our control environment, taking many actions including:

•	Improved controls over our financial statement close process including increased management review of account reconciliations and subsidiary trial balances;

•	Evaluated and addressed staffing requirements, including the hiring of a complement with appropriate qualifications that we believe is sufficient to address various previously-disclosed weaknesses;

•	Enhanced revenue recognition management process;

•	Enhanced our documentation, review and remediation efforts around all of our business and IT processes as part of our implementation of Section 404 of the Sarbanes-Oxley Act of 2002;

•	Required support certification regarding accounting and controls from operational management and others with particular knowledge or span of control; and

•	Increased initiatives to educate all our employees regarding our Code of Conduct and Business Ethics and the existence of and availability of our whistle-blower hotline provided by an external agency.

Inherent Limitations on Effectiveness of Controls.    The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

2005 Incentive Plan Cash Bonuses

During the first quarter of the Company’s 2005 fiscal year, upon the recommendation of the Compensation Committee, the Board of Directors approved the 2005 Incentive Plan which provided for the payment of cash bonuses upon the achievement of specific performance criteria for the 2005 fiscal year. Substantially all of the Company’s non-sales employees were eligible to participate in the 2005 Incentive Plan, including the Company’s executive officers. The payment of bonuses under the 2005 Incentive Plan was dependent upon the achievement of Company financial goals, divisional financial goals and corporate or personal goals. Not all of the goals were applicable to each Plan participant and the personal goals varied depending on the employee’s position within the Company. Bonuses under the 2005 Incentive Plan could range from 5% to 100% of an employee’s salary, with such percentage varying among the employees. To the extent the Company had a year end cash balance below a certain minimum amount, earned bonuses would be scaled down. To the extent certain Company financial goals were exceeded, earned bonuses would be scaled up. Executive officers of the Company were eligible to earn bonuses based solely on the achievement of Company financial goals and specific personal goals which were the same for each executive officer.

In November 2005, the Compensation Committee approved cash bonus payments under the 2005 Incentive Plan for the executive officers as set forth below. These payments reflect the failure to achieve any of the Company financial goals and only partial achievement of the specific corporate goals.

Name	Position	Cash Bonus

David A. Ranhoff	President and Chief Executive Officer	$82,931

John C. Batty	Senior Vice President, Chief Financial Officer and Secretary	$30,683

Brett Hooper	Senior Vice President, Human Resources	$20,961

Byron Milstead	Senior Vice President and General Counsel	$23,497

Graham J. Siddall	Executive Chairman	$218,000

2006 Incentive Plan Cash Bonuses

During the first quarter of the Company’s 2006 fiscal year, upon the recommendation of the Compensation Committee, the Company’s Board of Directors approved the 2006 Incentive Plan which provides for the payment of cash bonuses upon the achievement of specific performance criteria for the 2006 fiscal year. Substantially all of the Company’s non-sales employees are eligible to participate in the 2006 Incentive Plan, including the Company’s executive officers. The payment of bonuses under the 2006 Incentive Plan is dependent upon the Company achieving a minimum operating income for the 2006 fiscal year, with the amount available for payment of bonuses scaling up as operating income exceeds the minimum amount. The specific amount of bonuses payable out of the amount available for bonus award is determined based upon the achievement of objective goals relating to new customer orders, quality and revenue. Up to twenty-five percent (25%) of the bonuses payable relate to new customer order goals, up to twenty-five percent (25%) of the bonuses payable relate to quality goals and up to fifty percent (50%) of the bonuses payable relate to revenue goals. Bonuses under the 2006 Incentive Plan may be from 5% to 100% of an employee’s salary, with such percentage varying among the employees. Each of Messrs. Ranhoff, Batty, Hooper and Milstead may receive bonuses of up to 100%, 60%, 50% and 50%, respectively, of their annual salaries, subject to increases if operating income increases over the minimum amount discussed above.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees will be included under the caption “Executive Officers and Key Employees” in Part I of this Form 10-K Annual Report.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and controller and a Code of Business Conduct and Ethics within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder that applies to all Company employees. A copy of the Code of Ethics or the Code of Business Conduct and Ethics is available at the Company’s website: www.credence.com, and without charge upon written request to: Mr. John C. Batty, the Company’s Senior Vice President, Chief Financial Officer and Secretary at the Company’s headquarters at 1421 California Circle, Milpitas, California 95035. To the extent required by law, amendments to, and waivers from, any provision of our code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company’s website in accordance with SEC rules.

Item 11.	Executive Compensation

The information required by this item will be included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of October 31, 2005 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (5) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon the exercise of those assumed options as of October 31, 2005, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (4)
Equity Compensation Plans Approved by Stockholders (1)(3)	13,962,993	$14.06	5,570,545
Equity Compensation Plans Not Approved by Stockholders (2)	899,865	$13.50	520,635

Total	14,862,858	$13.98	6,091,180

(1)	Consists of the 1993 Stock Option Plan (the “1993 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”).
(2)	Consists solely of the Supplemental Stock Option Plan. Options under this Plan are not held by any directors or executive officers of the Company.
(3)	Excludes employee stock purchase rights accruing under the 1994 Employee Stock Purchase Plan. Under the 1994 Plan, each eligible employee may purchase up to 1,500 shares of Common Stock at semi-annual intervals on February 14th and August 14th each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into the offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(4)	Consists of shares available for future issuance under the Plans. As of October 31, 2005, an aggregate of 1,161,645 shares of Common Stock were available for issuance under the 1994 Plan and 5,570,545 shares of Common Stock were available for issuance under the 1993 Plan and the 2005 Plan. However, pursuant to the automatic share increase provisions of the 1994 Plan, the number of shares reserved for each such plan will automatically increase on the first trading day of each fiscal year over the term of the relevant plan by a number of shares equal to one half of one percent (0.5%) of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year. In no event, however, may any such annual increase to the share reserve of the 1994 Plan exceed 500,000 shares, as adjusted from time to time to reflect any subsequent stock dividends or stock splits.
(5)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of October 31, 2005, a total of 3,294,700 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $7.86 per share. No additional options may be granted under those assumed plans.

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

Share issuances under the 2005 Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the Supplemental Plan, and share issuances under Supplemental Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the 2005 Plan.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Independent Registered Public Accounting Firm Fees and Services

The information required by this item will be included under the caption “Principal Independent Registered Public Accounting Firm Fees and Services” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of the Annual Report on Form 10-K:

1.  Financial Statements.    The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

2.  Financial Statement Schedule.    The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2005, 2004 and 2003, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page
Schedule II—Valuation and Qualifying Accounts	105

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.  Exhibits.    See Exhibit Index on page 106.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 17, 2006.

CREDENCE SYSTEMS CORPORATION (Registrant)

By:	/S/ DAVID A. RANHOFF
David A. Ranhoff
President and Chief Executive Officer

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

Signature	Title	Date

/S/ DAVID A. RANHOFF David A. Ranhoff	President, Chief Executive Officer and Director (Principal Executive Officer)	January 17, 2006

/S/ JOHN C. BATTY John C. Batty	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 17, 2006

David House	Executive Chairman and Director	January , 2006

/S/ RICHARD M. BEYER Richard M. Beyer	Director	January 17, 2006

/S/ DIPANJAN DEB Dipanjan Deb	Director	January 17, 2006

/S/ HENK J. EVENHUIS Henk J. Evenhuis	Director	January 17, 2006

Signature	Title	Date

/S/ LORI HOLLAND Lori Holland	Director	January 17, 2006

/S/ WILLIAM G. HOWARD, JR. William G. Howard, Jr.	Director	January 17, 2006

/S/ JON D. TOMPKINS Jon D. Tompkins	Director	January 17, 2006

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	January 17, 2006

Item 15(a)(2).

Schedule II

CREDENCE SYSTEMS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions		Write-offs	Balance at End of Year
Year ended October 31, 2005
Allowance for doubtful accounts	$1,607	$2,985		$267	$4,325
Year ended October 31, 2004
Allowance for doubtful accounts	$2,444	$(118	)*	$719	$1,607
Year ended October 31, 2003
Allowance for doubtful accounts	$5,388	$192		$3,136	$2,444

*	This amount consisted of an additional allowance of approximately $74,000, reversal of the beginning allowance amount of approximately $1,534,000 and assumption of the allowance for former NPTest’s accounts receivable of approximately $1,342,000.

EXHIBIT INDEX

Exhibit Number
3.1(3)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(5)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(9)	Certificate of Designation for the Non-Voting Convertible Stock of the Registrant.

4.2(2)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.3(2)	Form of Global Note (included in Exhibit 4.3).

10.1(14)	Form of Indemnification Agreement Between the Company and each of its officers and directors.

10.2(6)	1993 Stock Option Plan, as Amended and Restated through March 19, 2003.

10.3(1)	Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.

10.4(1)	Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.

10.5(1)	Addendum to the Stock Option Agreement (Special Tax Elections).

10.6(1)	Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).

10.7(1)	Addendum to the Stock Option Agreement (Change in Control).

10.8(1)	Addendum to the Stock Option Agreement (Financial Assistance).

10.9(1)	Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.10(1)	Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.11	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

10.12(1)	Form of Stock Purchase Agreement.

10.13(1)	Form of Enrollment/Change Form.

10.14(4)	Supplemental Stock Option Plan, as amended and restated through November 27, 2000.

10.15(7)	Registration Rights Agreement, dated as of June 2, 2003, by and between Credence Systems Corporation and Citigroup Global Markets, Inc.

10.16(11)	Executive Employment Agreement, dated as of September 9, 2004, and effective May 28, 2004, by and between the Company and Byron Milstead.

10.17(12)	Executive Succession Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and Graham J. Siddall.

10.18(12)	Amended Executive Employment Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and David A. Ranhoff.

10.20(8)	Amended and Restated Executive Employment Agreement, dated as of December 6, 2004, and effective May 28, 2004, by and between the Company and Ashok Belani.

10.21(13)	Executive Employment Agreement, dated as of December 31, 2004, by and between the Company and John Batty.

Exhibit Number
10.22(10)	Settlement Agreement dated May 26, 2005, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation, NPTest Acquisition Corporation and the Company.

10.23(10)	2005 Stock Incentive Plan, as amended.

10.24(15)	Resale Restriction Agreement with respect to certain stock option award agreements issued under the Company’s 1993 Stock Option Plan.

10.25(16)	Executive Employment Agreement, dated as of December 9, 2005, by and between the Company and David House.

10.26	Fiscal Year 2006 Incentive Plan.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits 10.3 through 10.10 and Exhibits 10.12 and 10.13 are incorporated herein by reference to Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7, 99.8, 99.9, 99.11 and 99.12, respectively, to the Company’s Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.
(2)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Filed No. 000-22366) for the quarterly period ended April 30, 2000.
(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-58100), as filed with the Commission on April 2, 2001.
(5)	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on August 29, 2005.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Filed No. 000-22366) for the quarterly period ended April 30, 2003.
(7)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) declared effective with the Securities and Exchange Commission on November 26, 2003.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on December 8, 2004.
(9)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.
(10)	Exhibits 10.22 and 10.23 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q (File No. 000-22366) for the quarterly period ended April 30, 2005.

(11)	Exhibits 10.12 is incorporated herein by reference to Exhibit 10.4, to the Company’s Report on Form 8-K (File No. 000-22366) filed on September 14, 2004.
(12)	Exhibits 10.17 and 10.18 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K (File No. 000-22366) filed on November 8, 2004.
(13)	Incorporated by reference to Exhibits 10.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on January 3, 2005.
(14)	Exhibit 10.1 is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.
(15)	Exhibit 10.24 is incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on September 1, 2005.
(16)	Exhibit 10.24 is incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on December 13, 2005.