Form 10-Q
period 2006-01-31
CREDENCE SYSTEMS CORP
filed 2006-03-10
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 28, 2006, there were 99,867,693 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2006	October 31, 2005[a]
ASSETS
Current assets:
Cash and cash equivalents	$106,627	$142,180
Short-term investments	11,395	7,816
Accounts receivable, net	129,500	114,042
Inventories	86,456	79,054
Income tax receivable	43	—
Deferred income taxes	9,868	9,473
Prepaid expenses and other current assets	16,610	18,506

Total current assets	360,499	371,071
Long-term investments	3,186	—
Property and equipment, net	94,120	96,691
Goodwill	423,967	424,080
Other intangible assets, net	92,185	96,439
Other assets	58,115	58,024

Total assets	$1,032,072	$1,046,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan	$—	$5,000
Accounts payable	42,154	45,846
Accrued expenses and other liabilities	29,092	39,756
Accrued payroll and related liabilities	20,439	18,336
Deferred revenue	17,198	17,716
Income taxes payable	20,006	18,800
Accrued warranty	12,799	13,419
Deferred profit	9,387	5,112

Total current liabilities	151,075	163,985
Convertible subordinated notes	180,000	180,000
Long-term restructuring liabilities	6,536	7,261
Long-term deferred income taxes	9,473	9,473
Other liabilities	4,283	3,557
Stockholders’ equity	680,705	682,029

Total liabilities and stockholders’ equity	$1,032,072	$1,046,305

a)	Derived from the audited consolidated balance sheet included in our Annual Report on Form 10-K for the year ended October 31, 2005.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,
	2006	2005
Net sales:
Systems, upgrades and software	$90,211	$68,410
Service and spare parts	27,957	25,473

Total net sales	118,168	93,883
Cost of goods sold
Systems, upgrades and software (including stock-based compensation expense of $77 (2) )	46,469	40,608
Service and spare parts	17,330	18,680
Special charges	—	5,481

Gross margin	54,369	29,114
Operating expenses:
Research and development (including stock-based compensation expense of $336 (2) )	24,148	22,328
Selling, general and administrative (including stock-based compensation expense of $564 (2) )	27,914	31,378
Amortization of purchased intangibles and deferred stock compensation (1)	4,254	6,674
Restructuring charges	314	1,351

Total operating expenses	56,630	61,731

Operating loss	(2,261)	(32,617)
Interest income	866	619
Interest expense	(707)	(737)
Other income and expenses, net	(313)	(115)

Loss before income tax provision	(2,415)	(32,850)
Income taxes	1,631	3,452

Net loss	$(4,046)	$(36,302)

Net loss per share
Basic	$(0.04)	$(0.41)

Diluted	$(0.04)	$(0.41)

Number of shares used in computing per share amount
Basic	99,492	87,977

Diluted	99,492	87,977

(1)	Amortization of deferred stock compensation resulting from acquisitions (prior to adoption of SFAS No. 123(R)) related to the following expense categories by period:

Cost of goods sold	$—	$107
Research and development	—	173
Selling, general and administrative	—	559

Total amortization of deferred stock compensation	$—	$839

(2)	For the three months ended January 31, 2006 resulting from SFAS No. 123(R) adoption

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,046)	$(36,302)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,938	17,172
Non-cash related to special and restructuring charges	—	6,125
Stock-based compensation charges(1)	1,037	—
Provision for inventory write downs	396	382
Provision for allowance for doubtful accounts	298	699
Gain on disposal of property and equipment	7	(183)
Realized net gain from sale of available-for-sale securities	(302)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,461)	23,513
Inventories	(7,833)	571
Income tax receivable and payable	498	2,508
Prepaid expenses and other current assets	1,982	3,348
Other assets	(4,158)	2,677
Accounts payable	(3,772)	(10,579)
Accrued expenses and other current liabilities	(9,937)	(7,242)
Deferred profit	4,275	(724)

Net cash (used in) provided by operating activities	(24,078)	1,965
Cash flows from investing activities:
Purchases of available-for-sale securities	(19,731)	(40,225)
Sales and maturities of available-for-sale securities	13,057	38,025
Acquisition of property and equipment	(1,593)	(2,807)
Proceeds from sale of property and equipment and leased equipment	114	100

Net cash used in investing activities	(8,153)	(4,907)
Cash flows from financing activities:
Issuance of common stock	939	548
Payments of bank loans and notes payable related to leased products	(5,000)	(1,058)

Net cash used in financing activities	(4,061)	(510)

Effects of exchange rate on cash and cash equivalents	739	1,112

Net decrease in cash and cash equivalents	(35,553)	(2,340)
Cash and cash equivalents at beginning of period	142,180	94,052

Cash and cash equivalents at end of period	$106,627	$91,712

Supplemental disclosures of cash flow information:
Interest paid	$1,380	$1,350
Income taxes paid	$1,126	$244
Non-cash investing and financing activities:
Net transfers of inventory to property and equipment	$303	$55
Conversion of preferred stock to common stock	$—	6
Unrealized loss on available-for-sale securities	$6	$77

(1)	During the first three-month period of fiscal 2006, the Company recorded a total of $1,037,000 in stock-based compensation expense, of which $60,000 was capitalized as inventory at January 31, 2006.

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The unaudited condensed consolidated financial statements and related notes for the three month periods ended January 31, 2006 and 2005 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for special charges related to cost of goods sold and restructuring charges adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three-month periods ended January 31, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2005 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in our quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on our subcontractors, our highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of our stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business - Credence was incorporated in California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of engineering validation test equipment, diagnostic and failure analysis products, and automatic test equipment (ATE) used for testing semiconductor integrated circuits, or ICs. The Company serves a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile and static and non-volatile memory semiconductors.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the unaudited condensed consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

Use of Estimates - The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

2. Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature product. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collections may be an issue, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor accounts for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2003, 2004 and 2005, the Company introduced several new enhancements, systems and products. Certain revenue from sales of these new systems and products during these years were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

Sales in the United States are principally made through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. In general, the Company sells product to the distributor on the basis of a purchase order received from an end customer. The Company evaluates any revenue recognition issues, in such cases, based on the characterization of the end customer in light of its revenue recognition policy. In order to better respond to customer requirements, the Company has shipped a limited number of systems to a select number of distributors in advance of receipt of end-user customer orders. These orders do not have a right of return and the Company has concluded that collectibility is reasonably assured on the basis of the payment history it has with those distributors.

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

3. Accounts Receivable Sales without Recourse

The Company had an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company could sell up to $30.0 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees for the three-month period ended January 31, 2005 of approximately $0.1 million were accounted for in other income, net in the unaudited condensed consolidated statements of operations. The proceeds received were included as operating activities in the unaudited condensed consolidated statements of cash flows. During the first three months of fiscal 2005, the Company recorded approximately $7.2 million in gross cash proceeds from the sale of trade receivables. This facility was terminated during the quarter ended July 31, 2005.

4. Bank Loan

The bank loan had an annual interest rate of prime (approximately 7.0% at November 2, 2005). The loan had a covenant requiring the Company to maintain a minimum aggregated balance of cash, cash equivalents, and short and long-term investments of $100.0 million. The bank loan expired and was paid in full in November 2005 and was not renewed.

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

Our corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the unaudited condensed consolidated balance sheet as of January 31, 2006.

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

The Company occasionally grants trade-in rights to its customers. As of January 31, 2006, the Company had approximately $1.6 million, the estimated fair value of these obligations, included in the unaudited condensed consolidated balance sheets under current liabilities.

6. Stock-Based Compensation

The Company has a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other type of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of January 31, 2006, the Company had approximately 5.9 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, the Company adopted the provision of Statement of Financial Accounting Standard No. 123(R) (SFAS 123(R)), “Share-Based Payment,” for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance to this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award.

The Company previously accounted for its employee stock option and employee stock purchase plans (“ESPP”) under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” (SFAS 148). Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options and awards granted under the Company’s ESPP. The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the unaudited condensed consolidated financial statements.

The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three months ended January 31, 2006 the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted subsequent to October 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to November 1, 2005 has been and will continue to be recognized using the straight-line single-option approach.

Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three months ended January, 31, 2006 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) we accounted for forfeitures as they occurred.

In calculating the compensation cost, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility.

As a result of adopting SFAS 123(R), the Company’s loss before income taxes provision and net loss for the three months ended January 31, 2006 are $1.0 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended January 31, 2006 would have been $0.03 if the Company had not adopted SFAS 123(R), compared to the reported basic and diluted net loss per share of $0.04. There was no effect on the unaudited condensed consolidated statements of cash flows from adopting SFAS 123(R).

The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three-month period ended January 31, 2006 (in thousands):

Three Months Ended January 31, 2006
Cost of goods sold	$77
Research and development	336
Selling, general and administrative	564

Stock-based compensation expense before income taxes benefit	$977
Income tax benefit	—

Stock-based compensation expense after income taxes benefit	$977

During the first three-month period of fiscal 2006, the Company recorded a total of $1.1 million in stock-based compensation expense, of which $0.1 million was capitalized as inventory at January 31, 2006 and the remaining balance of $1.0 million was included in the results of operations.

The following table illustrates the effect on reported net loss and net loss per share for the three months ended January 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

Three Months Ended January 31, 2005
Net loss as reported	$(36,302)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	839
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,011)

Pro forma net loss	$(43,474)

Basic and diluted net loss per share as reported	$(0.41)
Basic and diluted net loss per share pro forma	$(0.49)

Prior to the adoption of SFAS 123(R), in August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors were excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the Company’s executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of the Company’s common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represented approximately 15 percent or approximately 2.8 million shares of the total of all outstanding Credence options on August 29, 2005. The acceleration was intended to reduce the stock option expense the Company would be required to record after the adoption of SFAS 123(R).

Stock Option Plans

The stock option plans program is a broad-based, long-term retention program that is intended to attract and retain qualified management and employees, and align stockholder and employee interest. The stock option plans program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, employees and consultants may be granted options to purchase shares of the Company’s stock, restricted stock, restricted stock units and other types of equity awards. Under this program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of our common stock at the grant date. Restricted stock or restricted stock units may be granted with varying criteria such as time based or performance based vesting. In addition, the Company’s Board of Directors has the discretion to use a different vesting schedule and has done so from time to time.

In fiscal 2005, the Company’s Board of Director and shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”), which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights and restricted stock to employees, members of the Board of Directors and consultants. The maximum number of shares available for grant under the 2005 Plan was 5.9 million shares as of January 2006.

During fiscal 2005, the 1993 Stock Option Plan (the “1993 Plan”), under which the Company previously granted options to employees and members of the Board of Directors, expired. However, outstanding options granted under the 1993 Plan remain exercisable in accordance with the terms of the original grant agreements.

Summary of activity under stock option plan for the three months ended January 31, 2006:

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at October 31, 2005	6,091	18,158	$12.87
Options granted	(177)	177	$6.92
Options canceled/forfeited/expired	29	(332)	$12.11
Options exercised	—	(131)	$7.15

Balance at January 31, 2006	5,943	17,872	$12.86	$11,039	6.08

Vested or expected to vest at January 31, 2006		15,578	$13.66	$7,557	6.03

Exercisable at January 31, 2006		15,530	$13.66	$7,518	6.03

The weighted-average grant date fair value per options granted during the three months ended January 31, 2006 and 2005 was $2.97 and $5.67, respectively. The total intrinsic value of options exercised during the three months ended January 31, 2006 and 2005 was $0.2 million and $0.1 million, respectively. Cash proceeds from the exercise of stock options were $0.9 million and $0.5 million for the three months ended January 31, 2006 and 2005, respectively. No income tax benefit was realized from the stock option exercises during the three-month period ended January 31, 2006 and 2005. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended January 31, 2006 was $0.6 million. At January 31, 2006, there was $5.0 million of unrecognized stock-based compensation expense related to non-vested options and is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended January 31, 2006 and 2005, respectively:

	Three Months Ended January 31,
	2006	2005
Expected volatility	54%	75%
Dividend yield	—	—
Risk-free interest rate	4.4%	3.5%
Expected life (in years)	4.0	5.1

Expected Volatility: The Company’s computation of expected volatility for the three-month period ended January 31, 2006 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. Prior to the three months ended January 31, 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three-month period ended January 31, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base wages to the plan. The Company has a one-year rolling plan with two six-month purchases within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period will terminate and a new one-year offering period will commence. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At January 31, 2006, there were 1.2 million shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option” and using the Black-Scholes-Merton options pricing model. There were no awards granted and no stock purchases under our ESPP during the three months ended January 31, 2006 and 2005. Stock-based compensation expense related to employee stock purchases recognized under SFAS 123(R) for the three months ended January 31, 2006 was $0.4 million. At January 31, 2006, there was $0.8 million of unrecognized stock-based compensation expense related to outstanding ESPP shares and is expected to be recognized over a seven months period.

7. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	January 31, 2006	October 31, 2005
Raw materials	$45,483	$43,790
Work-in-process	28,593	21,121
Finished goods	12,380	14,143

Total	$86,456	$79,054

8. Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2006	October 31, 2005
Short-term lease receivables	$204	$1,227
Receivable from contract equipment manufacturers	2,965	4,383
Other prepaid expenses	13,441	12,896

Total	$16,610	$18,506

Property and equipment, net (in thousands):

	January 31, 2006	October 31, 2005
Land	$26,844	$26,835
Buildings	35,816	35,746
Machinery and equipment	104,860	104,626
Software	30,828	30,705
Leasehold improvements	39,674	39,106
Furniture and fixtures	10,529	10,456

	248,551	247,474
Less accumulated depreciation	(154,431)	(150,783)

Total	$94,120	$96,691

Other assets consist of the following (in thousands):

	January 31, 2006	October 31, 2005
Long-term lease receivables	$933	$3,489
Equipment on lease	347	415
Field service spares	33,308	30,001
Product consignment	15,837	16,439
Other assets	7,690	7,680

Total	$58,115	$58,024

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. When spare parts are sold to third parties the transaction is recorded as net sales. Amortization expense was approximately $2.8 million and $1.8 million for three months ended January 31, 2006 and 2005, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 18 to 36 months. Amortization expense was approximately $1.7 million and $3.7 million for the three months ended January 31, 2006 and 2005, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	January 31, 2006	October 31, 2005
Accrued distributor commissions	$1,660	$2,010
Accrued bonuses	1,556	5,073
Accrued restructuring expenses	7,484	10,178
Accrued sales taxes	970	165
Accrued value added taxes	483	2,062
Accrued interest expense	562	1,238
Other accrued liabilities	16,377	19,030

Total	$29,092	$39,756

9. Convertible Subordinated Notes

In June 2003, the Company issued $180 million of 1 1/2% convertible subordinated notes (the “Notes”) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses of $5.8 million associated with the offering were capitalized upon issuance and are included in other current assets and in other long-term assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the Notes. The Company continues to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

10. Acquisitions

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expanded the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value at the acquisition date of approximately $376.5 million. During fiscal 2005, all of the 32 million shares were issued and outstanding as common stock. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total purchase price (in thousands):

Cash	$229,950
Common and preferred stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible preferred stock of the Company as a result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged for 0.008 of a share of the Company’s non-voting convertible stock. Each share of the non-voting convertible stock was convertible into 100 shares of the Company’s common stock. The non-voting convertible stock was identical in all respects to the Company’s common stock except that, prior to conversion, it had no voting rights, but had a liquidation preference of $0.001 per share. The non-voting convertible stock was classified as preferred stock. In fiscal 2005, the majority owner converted all of the 203,036 shares of the Company’s non-voting convertible preferred stock into 20,303,600 shares of the Company’s common stock.

In accordance with Statement of Financial Accounting Standard No. 141, “Business Combination,” (SFAS 141), the purchase was accounted for as a purchase transaction. The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values, and to deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), goodwill and purchased intangible assets with indefinite lives are not amortized but reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows (in thousands, except years):

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Net tangible assets assumed	$174,978	$—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	385,899	—	—

Total purchase price	$650,482	$19,486

The purchase price allocation changed by $0.1 million during the three months ended January 31, 2006 due to write down of other accrued expenses and liabilities related to relocation charges previously accrued. These amounts were credited to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF Issue No. 95-3).

The purchase price allocation is subject to change if the Company obtains additional information concerning the fair value of certain tangible assets and liabilities of NPTest at May 28, 2004.

In November 2004, the Board of Directors approved moving forward with a major component of management’s original integration plan, which involved closing the Simi Valley, California facility and moving all manufacturing activities at this site to Hillsboro, Oregon. The Company recognized these costs in accordance with EITF 95-3. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008, of which the majority of the payment related to the Simi Valley facility, which ends in January 2007. As of January 31, 2006, $2.2 million remained to be paid for these charges.

The following table illustrates the charges and the estimated timing of future payouts at January 31, 2006 (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at January 31, 2006
Severance	$(231)	$—	$160	$(12)	$(83)
Facilities	(2,348)	—	260	(2)	(2,090)
Relocation	(182)	—	32	106	(44)

Total	$(2,761)	$—	$452	$92	$(2,217)

Estimated timing of future payouts:
Remainder of fiscal 2006					$1,906
Fiscal 2007					260
Fiscal 2008					51

Total					$2,217

11. Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For purposes of SFAS 142, the Company determined that it has only a single reporting unit since fiscal year 2003. To perform the goodwill impairment test, the Company determines the carrying value of its reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to it. The Company then compares the carrying value with the fair value of the reporting unit. To the extent the Company’s reporting unit’s carrying amount exceeds its fair value, the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, the second step is not required. No impairment loss was recognized in the three months ended January 31, 2006 and 2005, respectively.

As mandated by SFAS 142, the Company completed its annual goodwill impairment test as of July 31, 2005. Based on the test, the Company determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. However, no assurance can be given that future evaluations of goodwill will not result in future impairment charges. The Company will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value reflect the Company’s best estimates.

As of November 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). During the first three months of fiscal 2005, the Company began to accelerate the depreciation for leasehold improvements related to the San Jose and Simi Valley, California buildings as part of the facilities consolidations. The amount of the accelerated depreciation related to these leasehold improvements was approximately $0.6 million for the three months ended January 31, 2005. Accelerated depreciation related to the leasehold improvements was recorded in operating expenses.

Other intangible assets subject to amortization were as follows (in thousands):

January 31, 2006	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(51,440)	$73,766
Customer relations	19,802	(10,583)	9,219
Maintenance contracts	13,800	(4,600)	9,200
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(75,188)	$92,185

October 31, 2005	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(48,446)	$76,760
Customer relations	19,802	(10,013)	9,789
Maintenance contracts	13,800	(3,910)	9,890
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(70,934)	$96,439

Amortization expenses for the other intangible assets were $4.3 million and $5.9 million for the three months ended January 31, 2006 and 2005, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
Remainder of fiscal 2006	$12,350
2007	16,466
2008	14,518
2009	12,718
2010	9,934
Thereafter	26,199

Total	$92,185

12. Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended January 31,
	2006	2005
Numerator:
Net loss	$(4,046)	$(36,302)

Denominator:
Weighted-average shares outstanding	99,492	87,977

Basic net loss per share	$(0.04)	$(0.41)

Diluted net loss per share	$(0.04)	$(0.41)

At January 31, 2006 and 2005, there were options to purchase 17,872,001 and 19,811,962 shares of common stock outstanding at a weighted average exercise price of $12.86 and $15.16, respectively, which were excluded from the diluted net loss per share calculation for the three months ended January 31, 2006 and 2005 as their effect was anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 which were excluded from the diluted net loss per share calculation for the three months ended January 31, 2006 and 2005 as their effect was anti-dilutive in each respective period. In addition, 6,657,400 shares of non-voting convertible preferred stock were excluded from the diluted loss per share calculation for the three months ended January 31, 2005 because they were anti-dilutive.

13. Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP 115-1 on February 1, 2006 will have a material impact on its financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, “(FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 will have a material impact on its financial statements.

14. Commitments and Contingencies

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2013.

Some of the components that the Company’s purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At January 31, 2006, the Company had open and committed purchase orders totaling approximately $46.9 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at January 31, 2006, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$25,533	$5,660	$6,518	$5,479	$5,303	$840	$1,733
Convertible subordinated notes (2)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	6,750	1,350	2,700	2,700	—	—	—
Trade-in commitments (3)	1,600	1,600	—	—	—	—	—
Minimum payable for information technology outsourced services (3)	233	233	—	—	—	—	—
Minimum commitment under Technology Development Agreement	1,030	—	—	1,030	—	—	—
Open non-cancelable purchase order commitments	46,915	43,840	3,075	—	—	—	—

Total contractual cash and other obligations	$262,061	$52,683	$12,293	$189,209	$5,303	$840	$1,733

(1)	Approximately $9.6 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.
(3)	This amount is recorded in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

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

The following table represents the activity in the warranty accrual for the three months ended January 31, 2006 and 2005 (in thousands):

	Three Months Ended January 31,
	2006	2005
Beginning balance	$13,419	$15,314
Add: Accruals for warranties issued during the period	3,630	4,913
Less: Adjustments of prior period accrual estimates	(29)	—
Warranty spending	(4,221)	(6,261)

Ending balance	$12,799	$13,966

The Company also offers warranties in excess of one year. Revenues associated with warranties beyond one year are deferred and recognized over the relevant period. Costs that are directly related to services performed for warranties in excess of one year are charged to expense as incurred.

Legal Proceedings

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against the Company, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by the Company. Mr. Schmidt alleges damages in excess of $3.0 million and seeks in addition punitive damages. Discovery has commenced in this litigation. The Company intends to vigorously defend these claims and believe it possesses meritorious defenses to the claims.

The Company also is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company’s business, financial condition or results of operations.

15. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended January 31,
	2006	2005
Net loss	$(4,046)	$(36,302)

Unrealized losses on available-for-sale securities	(197)	(77)
Currency translation adjustment	943	244

Other comprehensive income	746	167

Total comprehensive loss	$(3,300)	$(36,135)

16. Restructuring and Special Charges

Special charges – cost of goods sold

The Company reviews excess and obsolete inventory annually based on information available from the strategic planning process and also on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. See Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to unaudited condensed consolidated financial statements in the Company’s Annual Report on Form 10-K under the heading “Inventories” for further discussion of the Company’s reserve methodology.

In the three months ended January 31, 2006, there were no special charges recorded to the cost of goods sold. The total charges related to inventory write-downs from the three months ended October 31, 2001, the three months ended October 31, 2002, the three months ended January 31, 2005 and three months ended July 31, 2005 was $ 75.2 million. Of this amount, approximately $31.7 million was scrapped, $8.4 million was written down for lower of cost or market provisions, $2.9 million was sold and the remaining $32.2 million was still on hand as of January 31, 2006.

10/31/02 Balance	$39,997
FY03 Scrapping	(10,672)

10/31/03 Balance	29,325
FY04 Additional special charges	44,979
FY04 Scrapping	(14,079)
FY04 Sale of fully reserved inventory	(2,341)
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	(7,215)
FY04 Octet-Quartet lower of cost or market adjustment on fully reserved inventory	(21,123)

10/31/04 Balance	29,546
FY05 Additional special charges	27,774
FY05 Scrapping	(16,717)
FY05 Sale of fully reserved inventory	(1,633)
FY05 Octet lower of cost or market adjustment on fully reserved inventory	(6,523)

10/31/05 Balance	$32,447
FY06 Sale of fully reserved inventory	(214)

1/31/06 Balance	$32,233

Restructuring – operating expenses

During previous years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated, net of estimated sublease income. Severance and benefit costs and other costs associated with restructuring activities were recorded in compliance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). During October 2004, the Company also adopted Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Postemployment Benefits,” (SFAS 112), for severance and benefit costs as the Company concluded that it had a substantive severance plan. This accounting for restructuring costs requires the Company to record provisions and charges when it has a formal and committed restructuring plan.

The following table illustrates the activity for the three-month period ended January 31, 2006 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at January 31, 2006
Severance	$(2,892)	$(63)	$1,120	$(157)	$(1,992)
Operating leases	(10,415)	(137)	931	43	(9,578)
Other liabilities	(1,369)	—	1,136	—	(233)

Total	$(14,676)	$(200)	$3,187	$(114)	$(11,803)

Estimated timing of future payouts:
Remainder of fiscal 2006					$4,823
Fiscal 2007					2,369
Fiscal 2008					2,252
Fiscal 2009					2,359

Total					$11,803

For the three months ended January 31, 2006, the Company recorded restructuring charges of approximately $0.3 million as operating expenses related to headcount reductions and facilities.

17. Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan was approximately $0.3 million for the three months ended January 31, 2006.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At January 31, 2006, the pension liability was $0.6 million. The expenses associated with these plans were not material for the three months ended January 31, 2006.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $2.7 million at January 31, 2006 are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

18. Industry Segment

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

The Company’s net sales by product line consisted of:

	Three Months Ended January 31,
	2006	2005
SoC	36%	34%
Analog Mixed Signal	26	20
Memory	2	4
Diagnostics and Characterization	12	15
Service and Other	24	27

Total	100%	100%

Most of the Company’s products are manufactured in the U.S. Export sales from the U.S. are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or Euros. The Automotive products are manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and Euros. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Three Months Ended January 31,
	2006	2005
North America	33%	42%
Singapore	24	6
Taiwan	10	4
Southeast Asia	7	8
Japan & rest of Asia Pacific	13	15
Europe & Middle East	13	25

Total net sales	100%	100%

For the three months ended January 31, 2006, two customers accounted for 23% and 16% of the Company’s net sales. For the three months ended January 31, 2005, one customer accounted for 28% of the Company’s net sales.

As of January 31, 2006, three customers accounted for 22%, 17% and 15% of the Company’s gross accounts receivable. Two customers accounted for 18% and 11% of the Company’s gross accounts receivable at January 31, 2005.

As of January 31, 2006 and 2005, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding international business continuing to account for a significant portion of our net sales; our belief that orders will be cancelled and delayed in the future; our dedication to continue to invest significant resources in the development, enhancement, production and commercialization of new products and technologies; the possibility that litigation may be necessary to enforce our patents and other intellectual property rights; our dependence on continued significant expenditures related to new products, capital equipment purchases and worldwide training and customer service and support; our belief that our sales, gross margins and operating results will continue to fluctuate; utilization of our proprietary technologies to design products which are intended to provide a lower total cost of ownership than competing products; our intention to introduce new products and product enhancements; our belief that our gross margin on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers will harm our business and operating results; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; existing cash, short-term and long-term investments being sufficient to meet our cash requirements for the foreseeable future; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; a significant portion of new orders depending upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; dependence of our quarterly net sales upon our obtaining orders for systems to be shipped in the same quarter in which the order is received; continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers being of critical importance to our future financial results; investing significant resources in property, plant and equipment, purchased and leased facilities, inventory and other cost; our plan to bring our IT functions in-house; the possibility that we may repatriate cash from our foreign subsidiaries; the factors upon which our ability to maintain or increase sales levels in Taiwan depend; our anticipation that international sales will continue to account for a significant portion of our total net sales; our expectation that we will continue to receive notice of third party claims for infringement and that litigations expenses with respect to those claims may continue to be an expensive and time consuming process for us; our expectation that the Sarbanes-Oxley Act of 2002 will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements; our expectation that the Sarbanes-Oxley Act of 2002 will make it more difficult and more expensive for us to obtain director and officer liability insurance; our dependence on the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; the belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; our intention to continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition; our intention to vigorously defend claims brought by Roy Schmidt; our belief that claims brought in the ordinary course of business will not have a material adverse effect on our business, financial condition or results of operation; our anticipation that net sales will increase by approximately 5% to 7% in the second quarter of fiscal year 2006 compared to first quarter of fiscal 2006; our belief that potential economic instabilities could materially adversely affect demand of our products; our belief that gross margins will be flat to higher in the second quarter of fiscal year 2006 compared to first quarter of fiscal 2006; our anticipation that R&D expenses will increase by approximately 2% to 3% in the second quarter of fiscal year 2006 compared to first quarter of fiscal 2006; our expectation that SG&A expenses for fiscal 2006 will increase by approximately 2% to 3% in the second quarter of fiscal year 2006 compared to first quarter of fiscal 2006; anticipated annual amortization for purchases intangible assets is expected to be $12.3 million , $16.5 million, and $14.5 million for the remaining fiscal year ending in 2006 through 2008, respectively, excluding the effect of FAS 123(R) adoption; our expectation to record a full valuation allowance on domestic tax benefits; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest income or expense; our revenue recognition practices regarding new products; our expectation that we will not recognize any significant tax benefits in our results of operations; our belief that our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; estimated future restructuring payments; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; our intention to continue to evaluate goodwill on an annual basis; our expectation that goodwill from acquisition will not be deductible for tax purposes; our intention to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; the impact of the adoption of certain accounting pronouncements on the Company’s financial statements; our need for continued significant expenditures for research and development, marketing and other expenses for new products; and those described under the heading “Risk Factors” as well as risks described immediately prior to or following some forward-looking statements.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancement tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; underestimate of the expenses associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002; the timing of orders; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; inaccuracies in our assumptions regarding our tax positions; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; inability to effectively utilize our proprietary technology for product design; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; ability of the Company to maintain the requisite level of assets under its deferred compensation plan; increased fragmentation in the ATE industry and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this Quarterly Report on Form 10-Q are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-Q should assume that the information provided today would still be valid in the future. Such information speaks only as of the date of this Form 10-Q.

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

Major business developments during the three months ended January 31, 2006 included:

•	Executive chairman of Credence’s board of directors, David House, a forty-year veteran of the computing, communication and semiconductor industries with twenty-two years in management positions at Intel Corporation, was appointed effective December 9, 2005.

•	We adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” (SFAS 123(R))

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, new accounting pronouncements (e.g., FAS 123(R)), regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring and special charges and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this Annual Report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with our distributor relationships. Because of these business practices, we do not use “price protection,” “stock rotation” or similar programs with our distributors. In general, we sell product to the distributor on the basis of a purchase order received from an end customer. We evaluate any revenue recognition issues, in such cases, based on the characterization of the end customer in light of our revenue recognition policy. In order to better respond to customer requirements, we have shipped a limited number of systems to a select number of distributors in advance of receipt of end customer orders. These orders do not have a right of return and we have concluded that collectibility is reasonably assured on the basis of the payment history we have with those distributors.

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

We consign a portion of our finished goods to both external and internal customers primarily for the purpose of customer demonstration or applications development. This inventory is categorized as other long-term assets on our unaudited condensed consolidated balance sheets. We depreciate all consigned inventories during the period that they are held on consignment over periods ranging from 18 months to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

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

As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), we test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: our market value falling below our net book value for a significant period of time; a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel; a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

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

Deferred Taxes:

When we prepare our unaudited condensed consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to calculate our actual current tax exposure and to assess temporary differences that result from different treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our unaudited condensed consolidated balance sheets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our net deferred tax asset balance as of January 31, 2006 was $0.4 million reflecting a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

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

Restructuring and Special Charges:

During previous years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and the economic downturn. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and changes to the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, write-offs of property and equipment and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities were recorded in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). We also record severance and benefit costs in accordance with Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Post Employment Benefits,” (SFAS 112), as we conclude that (a) we have a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the unaudited condensed consolidated financial statements. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123(R), utilizing the modified prospective method, in the three months ended January 31, 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See our stock-based compensation discussion in Note 6 “Stock-Based Compensation” of the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

The following table sets forth items from the unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended January 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold – on net sales	54.0	62.7
Cost of goods sold – special charges	—	6.3

Gross margin	46.0	31.0
Operating expenses
Research and development	20.4	23.8
Selling, general and administrative	23.6	33.4
Amortization of purchased intangibles and deferred compensation	3.6	7.1
Restructuring charges	0.3	1.4

Total operating expenses	47.9	65.7

Operating loss	(1.9)	(34.7)

Net loss	(3.4)%	(38.7)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, lease and rental income. Net sales were $118.1 million for the three months ended January 31, 2006 representing an increase of 25.9% from sales of $93.9 million during the three months ended January 31, 2005. The increase in net sales was due to the impact of the continued gradual recovery in the global economic environment. For the three months ended January 31, 2006, net sales from our SoC, analog mixed signal and Service increased 34.0% to $101.9 million from $76.1 million in the three months ended January 31, 2005. This increase resulted primarily from increased sales of our Sapphire and ASL1000 products coupled with an increase in sales of our refurbished systems as well as an increase in our Service revenue. Net sales from our Diagnostics and Characterization as well as our memory products decreased 8.9% to $16.3 million during the three months ended January 31, 2006 from $17.9 million during the same period of fiscal 2005. The decrease resulted from a delay in customer acceptance of certain equipment and a decrease in sales volume of our memory products. Sustainability of the revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will increase by approximately 5% to 7% for the second quarter of fiscal year 2006 compared to the first quarter of fiscal 2006.

International net sales accounted for approximately 67% and 58% of total net sales in the three months ended January 31, 2006 and 2005, respectively. Our net sales to the Asia Pacific region accounted for approximately 54% and 33% of total net sales in the first three months of fiscal 2006 and 2005, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile and in some Asian regions there have been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Our net sales by product line in the first three months of fiscal 2006 and 2005:

	Three Months Ended January 31,
	2006	2005
SoC	36%	34%
Analog Mixed Signal	26	20
Memory	2	4
Diagnostics and Characterization	12	15
Service and Other	24	27

Total	100%	100%

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, special charges, and field service margins. Our gross margin as a percentage of net sales increased to 46.0% during the three months ended January 31, 2006 from 31% during the same period of fiscal 2005. The increase in gross margins primarily reflects lower inventory and integration charges in the first three months of fiscal 2006 as compared to the same period in last fiscal year and higher operating efficiencies due to increased shipment volume. Gross margin for the three months ended January 31, 2006 includes the effect on our costs of sales of $0.1 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). In addition, our gross margin benefited by approximately $0.4 million or 0.7% and 2.5million or 2.6% from the sale of fully reserved inventory during the three months ended January 31, 2006 and 2005, respectively. Excluding the effect of the special charges, we believe gross margins will be flat to higher in the second quarter of fiscal year 2006 compared to first quarter of fiscal 2006 primarily due to an increase in the volume of products sold as well as manufacturing efficiencies resulting from the consolidation of our manufacturing facilities.

Research and Development

Research and development, or R&D, expenses were $24.1 million in the three months ended January 31, 2006, representing an increase of 8.2% from $22.3 million in the three months ended January 31, 2005. The increase in expenses in the three months ended January 31, 2006 resulted primarily from new product development investment of approximately $2.2 million and an increase in incentive compensation of approximately $0.2 million. In addition, stock-based compensation expense of $0.3 million related to employee stock options and employee stock purchases under SFAS 123(R) that was charged to R&D in the three months ended January 31, 2006. The increase in expenses was offset by a decrease in compensation expense of approximately $1.2 million due to previous headcount reductions. R&D expenses as a percentage of net sales were 20.4% and 23.9% in the three months ended January 31, 2006 and 2005, respectively. The decrease in R&D expenses as a percentage of net sales was primarily attributable to higher sales volume. We anticipate that R&D expenses will increase 2% to 3% in the second quarter of fiscal year 2006 compared to first quarter of fiscal 2006.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $27.9 million in the three months ended January 31, 2006, representing a decrease of 11.0% from $31.4 million in the same period of fiscal 2005. The decrease was primarily due to the reduction of integration expenses relating to the NPTest acquisition of approximately $4.2 million, decrease in compensation expenses of approximately $0.3 million and reduction of consigned inventory expenses of approximately $0.2 million. The decrease was offset by increases of Sarbanes-Oxley compliance costs of approximately $1.1 million and stock-based compensation expense of $0.6 million related to employee stock options and employee stock purchases under SFAS 123(R) that was charged to SG&A in the three months ended January 31, 2006. As a percentage of net sales, SG&A expenses were 23.6% and 33.4% in the three months ended January 31, 2006 and 2005, respectively. The decrease in SG&A expenses as a percentage of net sales is primarily attributable to lower SG&A expenses and higher sales volume. We anticipate that SG&A expenses will increase 2% to 3% in the second quarter of fiscal year 2006 compared to first quarter of fiscal 2006.

Amortization of Purchased Intangibles and Deferred Stock Compensation

Amortization of purchased intangible assets and deferred stock compensation expenses were $4.3 million in the three months ended January 31, 2006, compared to $6.7 million in the three months ended January 31, 2005, a decrease of 36.3%. The decrease is primarily due to the adoption of SFAS 123(R), which requires us to recognize stock-based compensation costs based on the estimated fair value at the grant date for its stock awards. Accordingly, we discontinued the amortization of our deferred stock compensation which was approximately $0.9 million in the three months ended January 31, 2005. Amortization of purchased intangibles was $4.3 million and $5.8 million in the three months ended January 31, 2006 and 2005, respectively. The decrease in amortization of purchased intangible assets in the three months ended January 31, 2006 is due primarily to some purchased intangible assets including trademark and customer relationships becoming fully amortized.

Restructuring Charges

During the three months ended January 31, 2006, we recorded a restructuring charge of approximately $0.3 million for severance charges related to headcount reduction and facility consolidation related expenses.

Interest Income

We generated interest income of $0.9 million and $0.6 million in the three months ended January 31, 2006 and 2005, respectively. The increase in the three months ended January 31, 2006 was primarily due to higher interest rates compared to the same period of prior year, partially offset by lower cash, cash equivalents and short-term investments balances.

Interest Expense

Interest expenses were $0.7 million and $0.7 million for the three months ended January 31, 2006 and 2005, respectively.

Other Income and Expenses, Net

Other income and expenses, net was $0.3 million of expenses and $0.1 million of expenses for the three months ended January 31, 2006 and 2005, respectively. The increase in other expenses, net, in the three months ended January 31, 2006 was primarily due to an unfavorable change in foreign currency valuation from the three months ended January 31, 2005 to the three months ended January 31, 2006 of approximately $1.8 million. This unfavorable change was offset by the mark up to fair value of an acquired liability owed to the former parent of NPTest $1.7 million to $12.0 million at January 31, 2005. In addition, we recognized a lower gain on the disposal of fixed assets from the three months ended January 31, 2005 to the same period of fiscal 2006 of approximately $0.5 million. These increases were offset by a gain on sale of our equity investment of $0.3 million in the three months ended January 31, 2006.

Income Taxes

We recorded an income tax provision of $1.6 million and $3.5 million for the three months ended January 31, 2006 and 2005, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated from our foreign operations.

We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of January 31, 2006, we had approximately 5.9 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, we adopted the provision of Statement of Financial Accounting Standard No. 123(R) (SFAS 123(R)), “Share-Based Payment,” for our share-based compensation plans. Under SFAS 123(R), we are required to recognize stock-based compensation costs based on the estimated fair value at the grant date for our share-based awards. The Company previously accounted for its employee stock option and employee stock purchase plans (“ESPP”) under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” (SFAS 148).

We elected to use the modified prospective transition method as permitted by SFAS 123(R), therefore, have not restated our financial results for prior periods. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to November 1, 2005 is recognized using the straight-line single-option approach.

As a result of adopting SFAS 123(R), our losses before income taxes and net loss for the three months ended January 31, 2006 are $1.0 million higher than if we had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended January 31, 2006 would have been $0.03 if we had not adopted SFAS 123(R), compared to the reported basic and diluted net loss per share of $0.04. There was no effect on the unaudited consolidated statements of cash flows from adopting SFAS 123(R).

Prior to the adoption of SFAS 123(R), in August 2005, our Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors were excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, our executive officers agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of our common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represented approximately 15 percent or approximately 2.8 million shares of the total of all outstanding options on August 29, 2005. The acceleration was intended to reduce the stock option expense we would be required to record after the adoption of SFAS 123(R).

At January 31, 2006, there was $5.0 million of unrecognized stock-based compensation expense related to non-vested options and is expected to be recognized over a weighted-average period of 1.8 years. At January 31, 2006, there was $0.8 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a seven months period.

See our stock-based compensation discussion in Note 6 “Stock-Based Compensation” of the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion”.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended January 31, 2006, net cash used in operating activities was $24.1 million. The net cash flows used in operating activities for the three months ended January 31, 2006 were due to increases in working capital of $34.3 million and net loss of $4.0 million, offset by depreciation and other non cash charges of $14.6 million.

Net cash used in investing activities was $8.2 million during the three months ended January 31, 2006, primarily attributable to net cash used of $6.7 million to purchase available-for-sale securities and $1.6 million to purchase property and equipment to support our business.

Net cash used in financing activities was $4.1 million during the three months ended January 31, 2006. The cash used was primarily for payments of bank loan of $5.0 million. This use of cash was partially offset by $0.9 million received from the issuance of common stock relating to our employee equity plans during the quarter.

As of January 31, 2006, we had working capital of $209.4 million, including cash and short-term investments of $118.0 million, and accounts receivable and inventories totaling $216.0 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire periodically through 2013. The approximate future minimum lease payments at January 31, 2006 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of 2006	$5,660	$3,702	$1,958
2007	6,518	4,168	2,350
2008	5,479	4,048	1,431
2009	5,303	4,088	1,215
2010	840	—	840
Thereafter	1,733	—	1,733

	$25,533	$16,006	$9,527

The following summarizes our minimum contractual cash obligations and other commitments at January 31, 2006, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$25,533	$5,660	$6,518	$5,479	$5,303	$840	$1,733
Convertible subordinated notes (2)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	6,750	1,350	2,700	2,700	—	—	—
Trade-in commitments (3)	1,600	1,600	—	—	—	—	—
Minimum payable for information technology outsourced services (3)	233	233	—	—	—	—	—
Minimum commitment under Technology Development Agreement	1,030	—	—	1,030	—	—	—
Open non-cancelable purchase order commitments	46,915	43,840	3,075	—	—	—	—

Total contractual cash and other obligations	$262,061	$52,683	$12,293	$189,209	$5,303	$840	$1,733

(1)	Approximately $9.6 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.

(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.
(3)	This amount is recorded in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At January 31, 2006, we had open and committed non-cancelable purchase orders totaling approximately $46.9 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at January 31, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

As of January 31, 2006, our principal sources of liquidity consisted of approximately $106.6 million of cash and cash equivalents and short-term investments of $11.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP 115-1 on February 1, 2006 will have a material impact on our financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN 47 will have a material impact on our financial statements.

RISK FACTORS

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

A variety of factors affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	loss of certain key customers who account for large portions of our revenue;

•	patterns of capital spending by our customers, including delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	our manufacturing capacity and ability to volume produce systems, including our newest systems, and to meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets and goodwill;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMs, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities, especially in Asia.

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

Over time, we have expanded our base of customers; however, a large portion of our revenues are generated from a small number of key customers. In particular, two customers, Intel Corporation and Advanced Micro Devices, Inc., accounted for 16% and 23% of our net sales for the three months ended January 31, 2006, respectively. Our top ten customers accounted for 69%, 66% and 55% of our net sales for the three months ended January 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

Implementation or changes to our enterprise resource planning system and other related systems may affect our business.

We may experience difficulties in implementing, making changes or enhancements to our enterprise resource planning or ERP system and other related systems that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing, making changes or enhancements to our ERP system or any future systems could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.

Our ability to successfully bring our information technology functions in-house may affect our operations.

We are in the process of bringing our information technology or IT functions in-house, which has been administered by a third party vendor. This requires us to hire qualified individuals, implement appropriate additional IT controls and assume all responsibilities that are currently being handled by the third party vendor. Failure to successfully complete the transition may result in disruption of our operations and may have an adverse impact on our financial results.

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

For example, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Credence. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on November 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impact our reported earnings by $1.0 million for the first quarter of fiscal year 2006.

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

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware products or enhancements. Our inability to introduce new products that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. In addition, capacity utilization at outsourced assembly and test houses, while improving, continues at low levels which is likely to depress our non-integrated device manufacturers, or IDM business until such time that demand and supply conditions improve. Any decline in demand for our hardware products could have a materially adverse effect on our business, financial condition or results of operations.

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

We face substantial competition from ATE manufacturers throughout the world. A substantial portion of our net sales is derived from sales of mixed-signal testers. We face in some cases five and in other cases seven competitors in our primary market segments of digital, mixed signal, and RF wireless ATE. We believe that the ATE industry in total has not been profitable for the last three years, indicating a very competitive and volatile marketplace. Several of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. In addition, two of our competitors recently filed registration statements with the SEC and a third is preparing to spin out from its parent to access the public financial markets. Should these companies be successful in raising substantial amounts of money, the competitive environment could become substantially more severe. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 14%, 14% and 23% of our net sales in the three months ended January 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This new corporation is dedicated to support our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

We have $180 million principal amount of 1.5% Convertible Subordinated Notes, or Notes, due in 2008. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could:

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

International sales accounted for approximately 67%, 69% and 72% of our total net sales in the three months ended January 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 54%, 47% and 52% of our total net sales the three months ended January 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past.

These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single Asian end-user customer accounted for more than 10% of our net sales during the three months ended January 31, 2006 and fiscal years ended October 31, 2005 and 2004. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% of our net sales in fiscal 2004. No single European end-user customer accounted for more than 10% of our net sales during the three months ended January 31, 2006 and fiscal year 2005. Two customers headquartered in the U.S., Intel Corporation and Advanced Micro Devices, accounted for 16% and 23% of our net sales in the three months ended January 31, 2006, respectively.

In addition, one of our major distributors, Spirox Corporation, which accounted for 14%, 14% and 23% of our net sales in the three months ended January 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2005 during the three months ended October 31, 2005. We determined that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. However, no assurances can be given that future evaluations of goodwill will not result in future impairment charges. We will continue to evaluate goodwill on an annual basis and at such other times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future discounted cash flow. If we determine our goodwill or intangible assets to be impaired, the result of non-cash charges could be substantial.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, beginning with our fiscal year ended October 31, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, or Firm, is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of October 31, 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

			Future maturities of investments held at January 31, 2006
	Balance October 31, 2005	Balance January 31, 2006	2006	2007	2008	2009	Thereafter
Cash equivalents
Amounts	$142,180	$106,627	$106,627	—	—	—	—
Average rate	2.29%	2.70%	2.70%	—	—	—	—
Short-term investments
Amounts	$7,425	$11,395	$11,395	—	—	—	—
Average rate	3.84%	4.36%	4.36%	—	—	—	—
Long-term investments
Amounts	—	$3,186	—	$1,192	$1,994	—	—
Average rate	—	5.00%	—	5.00%	5.00%	—	—

Total investment	$149,605	$121,208	$118,022	$1,192	$1,994	—	—
Average rate	2.37%	2.92%	2.86%	5.00%	5.00%	—	—
Equity instruments	$391	—	—	—	—	—	—

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

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $0.2 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond our control.

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency (losses) gains were approximately $(0.3) million and $0.9 million for the first three months of fiscal year 2006 and 2005, respectively.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against us, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by us. Mr. Schmidt alleges damages in excess of $3.0 million and seeks in addition punitive damages. Discovery has commenced in this litigation. We intend to vigorously defend these claims and believe we possess meritorious defenses to the claims.

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There has been no material changes from the Risk Factors as previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On March 11, 2006, the Company entered into amended and restated employment agreements with John C. Batty and Brett L. Hooper, who are the Senior Vice President, Chief Financial Officer and Secretary and the Senior Vice President, Human Resources, respectively. A copy of each amended and restated employment agreement is attached as an exhibit to this Form 10-Q.

Item 6. Exhibits.

(a) See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

March 10, 2006	/S/ JOHN BATTY
Date	John Batty
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(4)	Certificate of Designation for the Non-Voting Convertible Stock of the Registrant.

4.2(5)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.3(5)	Form of Global Note (included in Exhibit 4.3).

10.1(6)	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

10.2(3)	Executive Employment Agreement, dated and effective as of December 9, 2005, by and between the Company and David House.

10.3(7)	Fiscal Year 2006 Incentive Plan.

10.4	Amended and Restated Executive Employment Agreement, dated and effective as of March 11, 2006, by and between the Company and John C. Batty.

10.5	Amended and Restated Executive Employment Agreement, dated and effective as of March 11, 2006, by and between the Company and Brett L. Hooper.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-22366) filed on December 13, 2005.
(4)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004
(5)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.
(6)	Incorporated by reference to Exhibit 10.11 to the Company’s Report on 10-K for the period ended October 31, 2005.
(7)	Incorporated by reference to Exhibit 10.26 to the Company’s Report on 10-K for the period ended October 31, 2005.