Form 10-Q
period 2006-04-30
CREDENCE SYSTEMS CORP
filed 2006-06-09
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

At May 31, 2006, there were 100,018,420 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2006	October 31, 2005[a]
ASSETS
Current assets:
Cash and cash equivalents	$109,384	$142,180
Short-term investments	19,160	7,816
Accounts receivable, net	119,868	114,042
Inventories	73,629	79,054
Deferred income taxes	9,883	9,473
Prepaid expenses and other current assets	13,316	18,506

Total current assets	345,240	371,071
Property and equipment, net	90,068	96,691
Goodwill	423,445	424,080
Other intangible assets, net	88,068	96,439
Other assets	57,761	58,024

Total assets	$1,004,582	$1,046,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan	$—	$5,000
Accounts payable	35,337	45,846
Accrued expenses and other liabilities	28,990	39,756
Accrued payroll and related liabilities	15,904	18,336
Deferred revenue	19,481	17,716
Income taxes payable	17,263	18,800
Accrued warranty	12,713	13,419
Deferred profit	3,986	5,112

Total current liabilities	133,674	163,985
Convertible subordinated notes	180,000	180,000
Long-term restructuring liabilities	5,902	7,261
Long-term deferred income taxes	9,473	9,473
Other liabilities	3,932	3,557
Stockholders’ equity	671,601	682,029

Total liabilities and stockholders’ equity	$1,004,582	$1,046,305

a)	Derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net sales
Systems, upgrades and software	$95,224	$73,059	$185,326	$141,469
Services and spare parts	29,543	28,885	57,609	54,358

Total net sales	124,767	101,944	242,935	195,827
Cost of goods sold
Systems, upgrades and software (including stock-based compensation expense of $103 and $180 (1))	50,635	41,828	97,104	82,436
Services and spare parts	18,293	16,362	35,623	35,042
Inventory write-downs	11,829	609	11,829	6,090

Total cost of goods sold	80,757	58,799	144,556	123,568
Gross margin	44,010	43,145	98,379	72,259
Operating expenses:
Research and development (including stock-based compensation expense of $594 and $930 (1))	24,123	22,728	48,271	45,056
Selling, general and administrative (including stock-based compensation expense of $971 and $1,535 (1))	27,520	31,846	55,434	63,201
Amortization of purchased intangibles and deferred compensation (2)	4,117	6,338	8,371	13,035
Restructuring charges	1,060	440	1,374	1,791

Total operating expenses	56,820	61,352	113,450	123,083

Operating loss	(12,810)	(18,207)	(15,071)	(50,824)
Interest income	913	656	1,779	1,275
Interest expense	(672)	(732)	(1,379)	(1,469)
Other income (expense), net	(559)	1,985	(872)	1,870

Loss before income tax provision	(13,128)	(16,298)	(15,543)	(49,148)
Income tax provision	1,103	3,175	2,734	6,627

Net loss	$(14,231)	$(19,473)	$(18,277)	$(55,775)

Net loss per share
Basic	$(0.14)	$(0.21)	$(0.18)	$(0.62)

Diluted	$(0.14)	$(0.21)	$(0.18)	$(0.62)

Number of shares used in computing per share amount
Basic	99,886	91,392	99,686	89,658

Diluted	99,886	91,392	99,686	89,658

(1) For the three and six months ended April 30, 2006 resulting from SFAS No. 123(R) adoption, respectively.
(2) Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$—	$89	$—	$195
Research and development	—	145	—	318
Selling, general and administrative	—	479	—	1,039

Total amortization of deferred compensation	$—	$713	$—	$1,552

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,277)	$(55,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,477	32,818
Provision for inventory write downs (see Note 16) and non-cash restructuring charges	11,829	6,429
Stock-based compensation charges(1)	2,859	1,552
Provision for inventory write downs	1,600	2,581
Provision for allowance for (recovery of) doubtful accounts	(236)	2,316
Gain on disposal of property and equipment	252	79
Realized net gain from sale of available-for-sale securities	(302)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,914)	16,741
Inventories	(6,749)	6,819
Income tax receivable and payable	(2,225)	3,627
Prepaid expenses and other current assets	5,360	5,724
Other assets	(10,865)	3,313
Accounts payable	(10,588)	(24,024)
Accrued expenses and other current liabilities	(12,982)	(12,229)
Deferred profit	(1,126)	(2,809)

Net cash used in operating activities	(19,887)	(12,838)
Cash flows from investing activities:
Purchases of available-for-sale securities	(27,781)	(65,325)
Sales and maturities of available-for-sale securities	16,497	71,675
Acquisition of property and equipment	(3,650)	(5,826)
Proceeds from sale of property and equipment and leased equipment	2,337	100

Net cash provided by (used in) investing activities	(12,597)	624
Cash flows from financing activities:
Issuance of common stock	3,903	3,361
Payments of bank loans and notes payable related to leased products	(5,000)	(1,058)

Net cash provided by (used in) financing activities	(1,097)	2,303

Effects of exchange rate on cash and cash equivalents	785	993

Net decrease in cash and cash equivalents	(32,796)	(8,918)
Cash and cash equivalents at beginning of period	142,180	94,052

Cash and cash equivalents at end of period	$109,384	$85,134

Supplemental disclosures of cash flow information:
Interest paid	$1,380	$2,700
Income taxes paid	$5,037	$2,786
Non-cash investing and financing activities:
Net transfers of inventory to property and equipment	$732	$149
Unrealized loss on available-for-sale securities	$224	$330

(1)	During the six-month period ended April 30, 2006, the Company recorded a total of $2,859,000 in stock-based compensation expense, of which $214,000 was capitalized as inventory at April 30, 2006.

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The unaudited condensed consolidated financial statements and related notes for the three and six-month periods ended April 30, 2006 and 2005 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for restructuring charges) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three and six-month periods ended April 30, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2005 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in the Company’s operating results, expansion of the Company’s product lines, limited sources of supply, reliance on the Company’s subcontractors, the Company’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of the Company’s stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

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

2. Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature product. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collections may be an issue, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor accounts for each lease by either the sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal 2005, the Company introduced several new enhancements, systems and products. Certain revenue from sales of these new systems and products during these years were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

3. Accounts Receivable Sales without Recourse

The Company had an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company could sell up to $30.0 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees for the six-month period ended April 30, 2005 of approximately $0.1 million were accounted for in other income (expense), net in the unaudited condensed consolidated statements of operations. The proceeds received were included as operating activities in the unaudited condensed consolidated statements of cash flows. This facility was terminated during the quarter ended July 31, 2005.

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

Our corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the unaudited condensed consolidated balance sheet as of April 30, 2006.

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

The Company occasionally grants trade-in rights to its customers. As of April 30, 2006, the Company had approximately $1.6 million, the estimated fair value of these obligations, included in the unaudited condensed consolidated balance sheet under current liabilities.

6. Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other type of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire up to ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Company’s ESPP are generally from the Company’s new shares. As of April 30, 2006, the Company had approximately 5.4 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, the Company adopted the provision of Statement of Financial Accounting Standard No. 123(R) (SFAS 123(R)), “Share-Based Payment,” for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award.

The Company previously accounted for its employee stock option and ESPP under recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” (SFAS 148). As ESPP was not compensatory under APB 25, no compensation expense was recorded in earnings for the awards granted under the ESPP. Compensation expense was recorded in earnings for the Company’s stock options if they were awarded with an exercise price less than the market price of our stock on the date of grant. The pro forma effects on net loss and net loss per share for stock options and ESPP awards were instead disclosed in a footnote to the unaudited condensed consolidated financial statements.

The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and six months ended April 30, 2006, the compensation cost recognized included the cost for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the grant date fair value estimated in accordance with the provisions of SFAS 123(R) for awards granted or modified on or after November 1. 2005 whose requisite service period was rendered during the six months ended April 30, 2006. The Company determines the fair value of stock options using the single option approach under FAS 123(R). Prior to the adoption of FAS 123(R), the Company determined the fair value of stock options using the multiple option approach. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option approach for awards granted or modified on or after November 1. 2005. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach.

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

As a result of adopting SFAS 123(R), the Company’s loss before income taxes provision and net loss for the three and six months ended April 30, 2006 were $1.7 million and $2.6 million higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended April 30, 2006 would have been $0.13 and $0.16, respectively, if the Company had not adopted SFAS 123(R), compared to the reported basic and diluted net loss per share of $0.14 and $0.18, respectively. There was no effect on the unaudited condensed consolidated statements of cash flows from adopting SFAS 123(R).

The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three and six months ended April 30, 2006 (in thousands):

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
Cost of goods sold	$103	$180
Research and development	594	930
Selling, general and administrative	971	1,535

Stock-based compensation expense before income taxes benefit	$1,668	$2,645
Income tax benefit	—	—

Stock-based compensation expense after income taxes benefit	$1,668	$2,645

During the three and six months ended April 30, 2006, the Company capitalized $0.2 million of stock-based compensation expense as inventory.

The following table illustrates the effect on reported net loss and net loss per share for the three and six months ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005
Net loss as reported	$(19,473)	$(55,775)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	713	1,552
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,989)	(13,761)

Pro forma net loss	$(24,749)	$(67,984)

Basic and diluted net loss per share as reported	$(0.21)	$(0.62)

Basic and diluted net loss per share pro forma	$(0.27)	$(0.76)

Prior to the adoption of SFAS 123(R), in August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors were excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the Company’s executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of the

Company’s common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represented approximately 15 percent or approximately 2.8 million shares of the total of all the Company’s outstanding options on August 29, 2005. The acceleration was intended to reduce the stock option expense the Company would be required to record after the adoption of SFAS 123(R). This acceleration reduced approximately $10.0 million of stock option expenses under SFAS 123R which would have been recognized as expense through December 2008.

Stock Option Plans

The stock option plans program is a broad-based, long-term retention program that is intended to attract and retain qualified management and employees, and align stockholder and employee interest. The stock option plans program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, employees and consultants may be granted options to purchase shares of the Company’s stock, restricted stock, restricted stock units and other types of equity awards. Under this program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date. Restricted stock or restricted stock units may be granted with varying criteria such as time based or performance based vesting. In addition, the Company’s Board of Directors has the discretion to use a different vesting schedule and has done so from time to time.

In fiscal 2005, the Company’s Board of Directors and shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”), which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights and restricted stock to employees, members of the Board of Directors and consultants. The maximum number of shares available for grant under the 2005 Plan was 4.5 million shares as of April 30, 2006.

During fiscal 2005, the 1993 Stock Option Plan (the “1993 Plan”), under which the Company previously granted options to employees and members of the Board of Directors, expired. However, outstanding options granted under the 1993 Plan remain exercisable in accordance with the terms of the original grant agreements.

Summary of activity under stock option plans for the six months ended April 30, 2006:

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at October 31, 2005	6,091	18,158	$12.87
Options granted	(1,711)	1,674	$7.73
Options canceled/forfeited/expired	157	(949)	$13.03
Options exercised	—	(300)	$6.64

Balance at April 30, 2006	4,537	18,583	$12.56	$11,070	5.92

Vested or expected to vest at April 30, 2006		15,242	$13.58	$7,578	5.80

Exercisable at April 30, 2006		15,206	$13.58	$7,528	5.79

The weighted-average grant date fair value per options granted during the three and six months ended April 30, 2006 was $3.93 and $3.83, respectively. The weighted-average grant date fair value per options granted during the three and six months ended April 30, 2005 was $4.64 and $5.63, respectively. The total intrinsic value of options exercised during the three and six months ended April 30, 2006 was $0.3 million and $0.5 million, respectively. The total intrinsic value of options exercised during the three and six months ended April 30, 2005 was $0.1 million and $0.2 million, respectively. Cash proceeds from the exercise of stock options were $1.1 million and $2.0 million for the three and six months ended April 30, 2006, respectively. Cash proceeds from the exercise of stock options were $0.7 million and $1.2 million for the three and six months ended April 30, 2005, respectively. No income tax benefit was realized from the stock option exercises during the three and six-month period ended April 30, 2006 and 2005. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended April 30, 2006 was $1.3 million and $1.8 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At April 30, 2006, there was $10.5 million of unrecognized stock-based compensation expense related to non-vested options and is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended April 30, 2006 and 2005, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Expected volatility	55%	64%	54%	74%
Dividend yield	—	—	—	—
Risk-free interest rate	4.8%	3.4%	4.7%	3.5%
Expected term (in years)	4.0	5.5	4.0	5.1

Expected Volatility: The Company’s computation of expected volatility for the three and six month periods ended April 30, 2006 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. Prior to the three and six months ended April 30, 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and six month periods ended April 30, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Forfeitures Rate: Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and six months ended April 30, 2006 are based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base wages to the plan. The Company has a one-year rolling plan with two six-month purchases within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period will terminate and a new one-year offering period will commence. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At April 30, 2006, there were 899,000 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option” and using the Black-Scholes-Merton options pricing model. During the six months ended April 30, 2006 and 2005, the Company issued 263,044 shares and 347,033 shares, respectively, under the 1994 Plan. Stock-based compensation expense related to employee participation in the 1994 Plan recognized in accordance with SFAS 123(R) for the three and six months ended April 30, 2006 was $0.4 million and $0.8 million, respectively. Total cash received for the issuance of shares under the employee stock purchase plan was approximately $1.9 million during the six months ended April 30, 2006. Stock-based compensation expense related to employee stock purchase plan recognized under SFAS 123(R) for the three and six months ended April 30, 2006 was $0.4 million and $0.8 million, respectively. At April 30, 2006, there was $1.5 million of unrecognized stock-based compensation expense related to outstanding ESPP shares and is expected to be recognized over a 10 months period.

The fair value of awards granted under the 1994 Plan stock-based compensation was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended April 30, 2006 and 2005, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Expected volatility	50%	64%	50%	51%
Dividend yield	—	—	—	—
Risk-free interest rate	4.7%	3.0%	4.7%	1.8%
Expected term (in years)	0.5	0.5	0.5	0.5

7. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	April 30, 2006	October 31, 2005
Raw materials	$36,014	$43,790
Work-in-process	22,605	21,121
Finished goods	15,010	14,143

Total	$73,629	$79,054

8. Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2006	October 31, 2005
Short-term lease receivables	$265	$1,227
Receivable from contract equipment manufacturers	1,964	4,383
Other prepaid expenses	11,087	12,896

Total	$13,316	$18,506

Property and equipment, net consist of the following (in thousands):

	April 30, 2006	October 31, 2005
Land	$24,376	$26,835
Buildings	35,835	35,746
Machinery and equipment	105,503	104,626
Software	31,564	30,705
Leasehold improvements	40,281	39,106
Furniture and fixtures	10,600	10,456

	248,159	247,474
Less accumulated depreciation	(158,091)	(150,783)

Total	$90,068	$96,691

Other assets consist of the following (in thousands):

	April 30, 2006	October 31, 2005
Long-term lease receivables	$1,179	$3,489
Equipment on lease	293	415
Field service spares	36,649	30,001
Product consignment	11,607	16,439
Other assets	8,033	7,680

Total	$57,761	$58,024

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. When spare parts are sold to third parties the transaction is recorded as net sales. Amortization expense was approximately $2.8 million and $2.2 million for three months ended April 30, 2006 and 2005, respectively. Amortization expense was approximately $5.5 million and $4.0 million for the six months ended April 30, 2006 and 2005, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 18 to 36 months. Amortization expense was approximately $2.5 million and $2.6 million for the three months ended April 30, 2006 and 2005, respectively. Amortization expense was approximately $4.2 million and $6.4 million for the six months ended April 30, 2006 and 2005, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	April 30, 2006	October 31, 2005
Accrued distributor commissions	$1,470	$2,010
Accrued bonuses	3,954	5,073
Accrued restructuring expenses	5,776	10,178
Accrued sales taxes	1,041	165
Accrued value added taxes	1,452	2,062
Accrued interest expense	1,238	1,238
Other accrued liabilities	14,059	19,030

Total	$28,990	$39,756

9. Convertible Subordinated Notes

In June 2003, the Company issued $180 million of 1 1/2 % convertible subordinated notes (the Notes) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, which commenced November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses of $5.8 million associated with the offering were capitalized upon issuance and are included in prepaid expense and other current assets and in other assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the Notes. The Company continues to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

10. Acquisitions

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expanded the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to stockholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value at the acquisition date of approximately $376.5 million. During fiscal 2005, all of the 32 million shares were issued and outstanding as common stock. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total purchase price (in thousands):

Cash	$229,950
Common and preferred stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

The purchase price of NPTest was negotiated during a period in which market valuations of semiconductor capital equipment companies, and semiconductor test equipment companies in particular, had increased significantly due to favorable net sales and operating results. For example, the market value of the Company’s stock had increased from a low of $6.44 per share in March 2003 to a value of $15.00 per share on January 15, 2004, the date Credence negotiated transaction terms with representatives of NPTest. Market valuations of the Company’s competitors similarly had risen significantly during this period. In addition, NPTest was the subject of an acquisition proposal by a Credence competitor during the acquisition negotiations which contributed to the purchase price negotiated by the parties. Furthermore, the Company received from its financial advisor, an opinion as to the fairness, from a financial point of view, of the consideration to be paid by the Company to the holders of NPTest common stock in the merger. Such advisor informed the Company that, as of such date, and based upon and subject to the assumptions, limitations and qualifications set forth in its written opinion, the consideration to be paid by the Company to the holders of NPTest common stock in the merger was fair.

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

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Net tangible assets assumed	$175,500	$—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	385,377	—	—

Total purchase price	$650,482	$19,486

The purchase price allocation changed by $0.6 million during the three and six months ended April 30, 2006 due to the write down of other accrued expenses and liabilities related to relocation charges, estimated sublease proceeds from the Simi Valley facility and early termination of a lease. These amounts were credited to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF Issue 95-3).

In November 2004, the Board of Directors approved moving forward with a major component of management’s original integration plan, which involved closing the Simi Valley, California facility and moving all manufacturing activities at this site to Hillsboro, Oregon. The Company recognized these costs in accordance with EITF 95-3. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008, of which the majority of the payment related to the Simi Valley facility, which ends in January 2007. As of April 30, 2006, $0.8 million remained to be paid for these charges.

The following table illustrates the charges and the estimated timing of future payouts at April 30, 2006 (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at April 30, 2006
Severance	$(231)	$—	$193	$(12)	$(50)
Facilities	(2,348)	—	1,117	520	(711)
Relocation	(182)	—	32	106	(44)

Total	$(2,761)	$—	$1,342	$614	$(805)

Estimated timing of future payouts:
Remainder of fiscal 2006					$556
Fiscal 2007					198
Fiscal 2008					51

Total					$805

11. Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For purposes of SFAS 142, the Company determined that it has only a single reporting unit since fiscal year 2003. To perform the goodwill impairment test, the Company determines the carrying value of its reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to it. The Company then compares the carrying value with the fair value of the reporting unit. To the extent the reporting unit’s carrying amount exceeds its fair value, the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill to its carrying amount. If no impairment exists under step one, the second step is not required. No impairment loss was recognized in the three and six months ended April 30, 2006 and 2005, respectively.

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

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal values reflect the Company’s best estimates.

As of November 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). During the first three months of fiscal 2005, the Company began to accelerate the depreciation of leasehold improvements related to the San Jose and Simi Valley, California buildings as part of the facilities consolidations. The amount of the accelerated depreciation related to these leasehold improvements was approximately $0.6 million and $1.2 million for the three and six months ended April 30, 2005, respectively. Accelerated depreciation related to the leasehold improvements was recorded in operating expenses.

Other intangible assets subject to amortization were as follows (in thousands):

April 30, 2006	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(54,435)	$70,771
Customer relations	19,802	(11,015)	8,787
Maintenance contracts	13,800	(5,290)	8,510
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(79,305)	$88,068

October 31, 2005	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(48,446)	$76,760
Customer relations	19,802	(10,013)	9,789
Maintenance contracts	13,800	(3,910)	9,890
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(70,934)	$96,439

Amortization expenses for the other intangible assets were $4.1 million and $5.6 million for the three months ended April 30, 2006 and 2005, respectively. For the six months ended April 30, 2006 and 2005, the amortization expenses were $8.4 million and $11.5 million, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
Remainder of fiscal 2006	$8,233
2007	16,466
2008	14,518
2009	12,718
2010	9,934
Thereafter	26,199

Total	$88,068

12. Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted net loss per share – net loss	$(14,231)	$(19,473)	$(18,277)	$(55,775)

Denominator:
Denominator for basic and diluted net loss per share	99,886	91,392	99,686	89,658

Basic net loss per share	$(0.14)	$(0.21)	$(0.18)	$(0.62)

Diluted net loss per share	$(0.14)	$(0.21)	$(0.18)	$(0.62)

At April 30, 2006 and 2005, there were options to purchase 18,583,708 and 19,452,389 shares of common stock outstanding at a weighted average exercise price of $12.56 and $13.03, respectively, which were excluded from the diluted net loss per share calculation for the three and six months ended April 30, 2006 and 2005 as their effect was anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 which were excluded from the diluted net loss per share calculation for the three and six months ended April 30, 2006 and 2005 as their effect was anti-dilutive in each respective period. In addition, 6,657,400 shares of non-voting convertible preferred stock were excluded from the diluted loss per share calculation for the three and six months ended April 30, 2005 because they were anti-dilutive.

13. Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 on February 1, 2006 did not have a material impact on its financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 will have a material impact on its financial statements.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on its financial position, results of operations and cash flows.

14. Commitments and Contingencies

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2013.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At April 30, 2006, the Company had open and committed purchase orders totaling approximately $50.5 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at April 30, 2006, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$23,372	$3,562	$6,456	$5,479	$5,303	$840	$1,732
Convertible subordinated notes (2)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	6,750	1,350	2,700	2,700	—	—	—
Minimum payable for information technology outsourced services (3)	20	20	—	—	—	—	—
Minimum commitment under Technology Development Agreement	940	—	—	940	—	—	—
Open non-cancelable purchase order commitments	50,460	45,849	4,552	1	58	—	—

Total contractual cash and other obligations	$261,542	$50,781	$13,708	$189,120	$5,361	$840	$1,732

(1)	Approximately $8.9 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.
(3)	This amount is recorded in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

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

The following table represents the activity in the warranty accrual for the six months ended April 30, 2006 and 2005 (in thousands):

	Six Months Ended April 30,
	2006	2005
Beginning balance	$13,419	$15,314
Add: Accruals for warranties issued during the period	8,317	4,913
Less: Adjustments of prior period accrual estimates	(39)	—
Warranty spending	(8,984)	(6,261)

Ending balance	$12,713	$13,966

The Company also offers warranties in excess of one year. Revenues associated with warranties beyond one year are deferred and recognized over the relevant period. Costs that are directly related to services performed for warranties in excess of one year are charged to expense as incurred.

Legal Proceedings

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against the Company, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by the Company. Mr. Schmidt alleged damages in excess of $3.0 million and sought punitive damages. The Company settled this claim in early May 2006 for $250,000 which was recorded in our operating results and as an accrued liability in the unaudited condensed consolidated balance sheets as of April 30, 2006.

The Company also is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company’s business, financial condition or results of operations.

15. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net loss	$(14,231)	$(19,473)	$(18,277)	$(55,775)

Unrealized losses on available-for-sale securities	(27)	(253)	(224)	(330)
Currency translation adjustment	367	238	1,310	482

Other comprehensive income	$340	$(15)	$1,086	$152

Total comprehensive loss	$(13,891)	$(19,488)	$(17,191)	$(55,623)

16. Restructuring and Inventory Charges

Inventory Write Downs – cost of goods sold

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

During the three and six months ended April 30, 2006, the Company recorded $11.8 million of inventory charges related to the decrease in demand for the memory product line. The total charges related to inventory write-downs since October 31, 2001 through April 30, 2006 was $ 132.0 million. Of this amount, approximately $46.4 million was scrapped, $14.9 million was written down for lower of cost or market provisions, $26.4 million was sold and the remaining $43.9 million was still on hand as of April 30, 2006.

10/31/02 Balance	$39,997
FY03 Scrapping	(10,672)

10/31/03 Balance	29,325
FY04 Additional inventory charges	44,979
FY04 Scrapping	(14,079)
FY04 Sale of fully reserved inventory	(2,341)
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	(7,215)
FY04 Octet-Quartet lower of cost or market adjustment on fully reserved inventory	(21,123)

10/31/04 Balance	29,546
FY05 Additional inventory charges	27,774
FY05 Scrapping	(16,717)
FY05 Sale of fully reserved inventory	(1,633)
FY05 Octet lower of cost or market adjustment on fully reserved inventory	(6,523)

10/31/05 Balance	$32,447
FY06 Additional inventory charges	11,829
FY06 Sale of fully reserved inventory	(214)
FY05 Scrapping	(191)

4/30/06 Balance	$43,871

Restructuring – operating expenses

During previous years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated, net of estimated sublease income. Severance and benefit costs and other costs associated with restructuring activities were recorded in compliance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). During October 2004, the Company also adopted Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Post Employment Benefits,” (SFAS 112), for severance and benefit costs as the Company concluded that (a) the Company has a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. This accounting for restructuring costs requires the Company to record provisions and charges when it has a formal and committed restructuring plan.

The following table illustrates the activity for the six-month period ended April 30, 2006 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at April 30, 2006
Severance	$(2,892)	$(985)	$1,919	$(167)	$(2,125)
Operating leases	(10,415)	(264)	1,908	42	(8,729)
Other liabilities	(1,369)	—	1,350	—	(19)

Total	$(14,676)	$(1,249)	$5,177	$(125)	$(10,873)

Estimated timing of future payouts:
Remainder of fiscal 2006					$3,999
Fiscal 2007					2,296
Fiscal 2008					2,218
Fiscal 2009					2,360

Total					$10,873

For the three and six months ended April 30, 2006, the Company recorded restructuring charges of approximately $1.1 million and $1.4 million, respectively, as operating expenses related to headcount reductions and facilities.

17. Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan for the three and six months ended April 30, 2006 was approximately $0.8 million and $1.1 million, respectively. The Company’s contribution to this plan for the three and six months ended April 30, 2005 was approximately $0.8 million and $1.1 million, respectively.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At April 30, 2006 and October 31, 2005, the pension liability was $0.6 million. The expenses associated with these plans were not material for the six months ended April 30, 2006 and 2005.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $2.3 million and $2.4 million at April 30, 2006 and October 31, 2005, respectively, are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s net sales by product line consisted of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
SoC	33%	40%	34%	37%
Analog Mixed Signal	33	21	30	20
Memory	1	2	2	3
Design Characterization	9	9	10	12
Service	24	28	24	28

Total	100%	100%	100%	100%

Most of the Company’s products are manufactured in the U.S. Export sales from the U.S. are primarily denominated in U.S. dollars but are occasionally denominated in Japanese Yen or Euros. The Automotive products are manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen or Euros. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
North America	33%	33%	33%	37%
Singapore	18	13	20	10
Taiwan	11	6	10	5
Southeast Asia	11	3	9	5
Japan & rest of Asia Pacific	9	20	13	18
Europe & Middle East	18	25	15	25

Total	100%	100%	100%	100%

For the three months ended April 30, 2006, three customers accounted for 18%, 15% and 10% of the Company’s net sales. For the six months ended April 30, 2006, two customers accounted for 21% and 15% of the Company’s net sales. For the three months ended April 30, 2005, two customers accounted for 16% and 26% of the Company’s net sales. For the six months ended April 30, 2005, two customers accounted for 12% and 29% of the Company’s net sales.

As of April 30, 2006, four customers accounted for 17%, 10%, 15% and 12% of the Company’s gross accounts receivable. Two customers accounted for 22% and 20% of the Company’s gross accounts receivable at October 31, 2005.

As of April 30, 2006 and October 31, 2005, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

19. Subsequent Events

On May 19, 2006, the Company acquired Hypervision, Inc. for an estimated preliminary purchase price of approximately $4.7 million in cash. The acquisition of Hypervision will enable the Company to provide customers with various emission microscopy products, supplementing the Company’s diagnostics and failure analysis products. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations.” The Company plans to complete the preliminary purchase price allocation during the third quarter of fiscal 2006.

On May 25, 2006, the Company announced that it was shifting resources away from its next generation memory development product as a result of continued weakening in demand for these products and the decision by one of the Company’s large customers to significantly decrease capital spending. The Company expects to take a charge of approximately $12.0 to $14.0 million associated with this action, including severance, write-off of capital assets and contract terminations, during the third quarter of fiscal 2006. The Company expects to complete this shift in resources away from its next generation memory development product by the end of its third fiscal quarter.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding international business continuing to account for a significant portion of our net sales; our belief that orders will be cancelled and delayed in the future; our dedication to continue to invest significant resources in the development, enhancement, production and commercialization of new products and technologies; our dependence on continued significant expenditures related to new products, capital equipment purchases and worldwide training and customer service and support; our belief that our sales, gross margins and operating results will continue to fluctuate; utilization of our proprietary technologies to design products which are intended to provide a lower total cost of ownership than competing products; our intention to introduce new products and product enhancements; our belief that our gross margin on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or a material reduction in capital spending by one or more of these customers will harm our business and operating results; our belief that customers may order more systems or more rapid delivery time than the require; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; existing cash, short-term and long-term investments being sufficient to meet our cash requirements for the foreseeable future; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; a significant portion of new orders depending upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; dependence of our quarterly net sales upon our obtaining orders for systems to be shipped in the same quarter in which the order is received; continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal being of critical importance to our future financial results; investing significant resources in property, plant and equipment, purchased and leased facilities, inventory and other cost; our plan to complete our transition of IT functions in-house; the possibility that we may repatriate cash from our foreign subsidiaries; the factors upon which our ability to maintain or increase sales levels in Taiwan depend; our expectation that we will continue to receive notice of third party claims for infringement and that litigations expenses with respect to those claims may continue to be an expensive and time consuming process for us; our expectation that the Sarbanes-Oxley Act of 2002 will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements; our expectation that the Sarbanes-Oxley Act of 2002 will make it more difficult and more expensive for us to obtain director and officer liability insurance; our dependence on the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; the belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; our intention to continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition; our belief that claims brought in the ordinary course of business will not have a material adverse effect on our business, financial condition or results of operation; our anticipation that net sales will be flat to 3% increase in the third quarter of fiscal year 2006 compared to second quarter of fiscal 2006; our belief that potential economic instabilities could materially adversely affect demand of our products; our belief that gross margins will increase to 34% in the third quarter of fiscal year 2006 compared to 35.3% in the second quarter of fiscal 2006; our anticipation that R&D expenses will be flat to down in the third quarter of fiscal year 2006 compared to second quarter of fiscal 2006; our expectation that SG&A expenses will be flat to up in the third quarter of fiscal year 2006 compared to second quarter of fiscal 2006; our expectation to record a full valuation allowance on domestic tax benefits; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest expense; our revenue recognition practices regarding new products; recognition of compensation expense; our expectation that we will not recognize any significant tax benefits in our results of operations; our belief that our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; estimated future restructuring payments; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; our intention to continue to evaluate goodwill on an annual basis; our expectation that goodwill from acquisition will not be deductible for tax purposes; our intention to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; the impact of the adoption of certain accounting pronouncements on our financial statements; our expectation that we will take a charge of approximately $12.0 to $14.0 million associated with discontinuing our next generation memory product which we expect to complete by the end of the third quarter of fiscal 2006; and our need for continued significant expenditures for research and development, marketing and other expenses for new products.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancement tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; underestimate of the expenses associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002; difficulty in filling customer orders in a timely manner; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; inaccuracies in our assumptions regarding our tax positions; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; inability to effectively utilize our proprietary technology for product design; inaccuracies in determining our compensation expenses; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; our ability to maintain the requisite level of assets under its deferred compensation plan; increased fragmentation in the ATE industry; inability to successfully discontinue the memory product lines and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this Quarterly Report on Form 10-Q are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-Q should assume that the information provided today would still be valid in the future. Such information speaks only as of the date of this Form 10-Q.

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

Major business developments during the six months ended April 30, 2006 and through the date of this Form 10-Q included:

•	David House, a forty-year veteran of the computing, communication and semiconductor industries with twenty-two years in management positions at Intel Corporation, was appointed executive chairman of our board of directors, effective December 9, 2005.

•	We adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” (SFAS 123(R)).

•	We made a decision to discontinue development of our next generation memory product due to the continued weakening in demand for these products and the decision by one of our large customers to significantly decrease capital spending. As a result, we wrote down approximately $11.8 million of inventory during the second quarter of fiscal year 2006. We expect to take a charge of approximately $12.0 to $14.0 million associated with this action, including severance, write-off of capital assets and contract terminations, during the third quarter of fiscal 2006. We expect to complete this shift in resources away from its next generation memory development product by the end of its third fiscal quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring charges and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this Quarterly Report on Form 10-Q.

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

During fiscal 2005, we introduced several new enhancements, systems and products. Certain revenues from sales of these new enhancements, systems and products during these years were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

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

We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. For the three years ended October 31, 2005 and six months ended April 30, 2006, we have recorded a total of $80.6 million and $13.4 million, respectively, in write down of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both arisen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

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

Our net deferred tax asset balance as of April 30, 2006 was $0.4 million which relates to our foreign subsidiaries that are currently generating taxable income. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

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

Restructuring Charges:

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the unaudited condensed consolidated financial statements. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123(R), utilizing the modified prospective method, in the six months ended April 30, 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See Note 6 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

The following table sets forth items from the unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	55.2	57.1	54.6	60.0
Cost of goods sold – inventory write downs	9.5	0.6	4.9	3.1

Gross margin	35.3	42.3	40.5	36.9
Operating expenses
Research and development	19.3	22.3	19.9	23.0
Selling, general and administrative	22.1	31.3	22.8	32.3
Restructuring charges	3.3	6.2	3.4	6.7
Amortization of purchased intangibles and deferred compensation	0.8	0.4	0.6	0.9

Total operating expenses	45.5	60.2	46.7	62.9

Operating loss	(10.2)	(17.9)	(6.2)	(26.0)

Net loss	(11.4)%	(19.1)%	(7.5)%	(28.5)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, lease and rental income. Net sales were $124.8 million for the three months ended April 30, 2006 representing an increase of 22.4% from sales of $101.9 million during the three months ended April 30, 2005. Net sales for the six months ended April 30, 2006 were $242.9 million representing an increase of 24.1% from $195.8 million during the same period of fiscal 2005. The increase in net sales was due primarily to increased demand of our analog mixed signal and wireless products. Furthermore, net sales increased as our products gained market acceptance. Our service and spare parts net sales increased due primarily to the increase in sales of refurbished products, as well as more time and material billings. The increase in net sales was offset by a decrease of net sales of our memory products as a result of reduced capital spending in the memory products by our major IDM customers.

Our net sales by product line for the three and six months ended April 30, 2006 and 2005:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
SoC	33%	40%	34%	37%
Analog Mixed Signal	33	21	30	20
Memory	1	2	2	3
Design Characterization	9	9	10	12
Service	24	28	24	28

Total	100%	100%	100%	100%

For the three months ended April 30, 2006, net sales from our SoC, analog mixed signal and diagnostics and characterization increased 32.5% to $93.8 million from $70.8 million during the three months ended April 30, 2005. Our service and spare parts net sales for the three months ended April 30, 2006 increased 2.6% to $29.6 million from $28.9 million during the three months ended April 30, 2005. Net sales from our memory products decreased 37.2% to $1.4 million during the three months ended April 30, 2006 from $2.2 million during the same period of fiscal 2005.

For the six months ended April 30, 2006, net sales from our SoC, analog mixed signal and diagnostics and characterization products increased to $181.4 million representing an increase of 33.6% from $135.8 million from the same period of fiscal 2005. Our service and spare parts net sales for the three months ended April 30, 2006 increased 6.0% to $57.6 million from $54.4 million during the three months ended April 30, 2005. The increase in net sales was offset by a 28.7% decrease in net sales of our memory products from $5.7 million during the three months ended April 30, 2005 to $4.1 million during the same period of fiscal 2006.

Sustainability of the revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will range from flat to a 3% increase for the third quarter of fiscal year 2006 compared to the second quarter of fiscal 2006.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
North America	33%	33%	33%	37%
Singapore	18	13	20	10
Taiwan	11	6	10	5
Southeast Asia	11	3	9	5
Japan & rest of Asia Pacific	9	20	13	18
Europe & Middle East	18	25	15	25

Total	100%	100%	100%	100%

International net sales accounted for approximately 67% of total net sales in both the three months ended April 30, 2006 and 2005, respectively. International net sales accounted for approximately 67% and 63% during the six months ended April 30, 2006 and 2005, respectively. Our net sales to the Asia Pacific region accounted for approximately 49% and 42% of total net sales during the three months ended April 30, 2006 and 2005, respectively, as well as 52% and 38% for the six months ended April 30, 2006 and 2005, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Gross Margin

Our gross margin as a percentage of net sales was 35.3% and 42.3% during the three months ended April 30, 2006 and 2005, respectively. For six months ended April 30, 2006 and 2005, our gross margin was 40.5% and 36.9%, respectively. The decrease in gross margins in the three months ended April 30, 2006, as compared to the same period in the 2005 fiscal year was primarily due to a $11.8 million write down of our memory product inventory, lower average selling price of our products, and an increase in incentive compensation offset by improved manufacturing efficiencies. Gross margin for the six months ended April 30, 2006 increased due to improved manufacturing efficiencies resulting from the consolidation of our manufacturing facilities offset by inventory write down charges of $11.8 million attributable to decreased demand for our memory products. In addition, our gross margin benefited by approximately $0.1 million or 0.2% and $0.5 million or 0.5% from the sale of fully reserved inventory during the three and six months ended April 30, 2006, respectively. For comparable periods ended April 30, 2005, our gross margin benefited by approximately $0.5 million or 1.2% and $3.0 million or 4.3%, respectively. We believe gross margins including anticipated costs of writing down the remainder of memory product line will increase to approximately 42% in the third quarter of fiscal year 2006. Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins.

Research and Development

Research and development, or R&D, expenses were $24.1 million during the three months ended April 30, 2006, representing an increase of 6.1% from $22.7 million during the three months ended April 30, 2005. The increase in expenses during the three months ended April 30, 2006 resulted primarily from accelerated new product development investment of approximately $1.5 million, an increase of maintenance contracts expense of approximately $0.5 million and an increase in incentive compensation of approximately $0.5 million. The increase in expenses was offset by a decrease in compensation expense of approximately $1.3 million due to previous headcount reductions and a decrease in equipment depreciation expenses of approximately $0.3 million. R&D expenses were $48.3 million and $45.1 million in the six months ended April 30, 2006 and 2005, respectively. The increase in R&D expenses was primarily attributable to accelerated new product development investment costs of approximately $2.4 million, an increase in maintenance contract expense of approximately $0.8 million and an increase in incentive compensation of approximately $0.7 million. The increase in expenses was offset by a decrease in compensation expense of approximately $0.8 million due to previous headcount reductions and a decrease in overall R&D expenses of approximately $0.1 million. In addition, stock-based compensation expense of $0.6 million and $0.9 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to R&D in the three and six months ended April 30, 2006, respectively, with no comparable charges for the same periods ended in fiscal year 2005. We anticipate that R&D expenses will be flat to down in the third quarter of fiscal year 2006 compared to second quarter of fiscal year 2006.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $27.5 million in the three months ended April 30, 2006, representing a decrease of 13.6% from $31.8 million in the same period of fiscal 2005. The decrease was primarily due to the reduction of facilities expenses of approximately $1.5 million due to facilities consolidation, a decrease in consigned depreciation expenses of $1.3 million, a decrease in commission expenses of approximately $0.8 million, a reduction of bad debt expenses of approximately $0.8 million and a reduction of outside services of approximately $0.7 million. The decrease was offset by an increase in incentive compensation of approximately $0.5 million and an increase in travel expenses of approximately $0.3 million. SG&A expenses for the six months ended April 30, 2006 and 2005 were $55.4 million and $63.2 million, respectively. The decrease was primarily attributable to lower facilities expenses of approximately $2.0 million, reduction of bad debt expense of approximately $0.9 million, lower commission expense of approximately $0.9 million and a reduction in costs associated with complying with Sarbanes-Oxley of approximately $0.6 million. The decrease in SG&A expenses was offset by an increase in incentive compensation of approximately $0.7 million and an increase in expenses related to the in-sourcing of IT operations of approximately $0.3 million. In addition, stock-based compensation expense of $1.0 million and $1.6 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to SG&A in the three and six months ended April 30, 2006, respectively, with no comparable charges for the same periods ended in fiscal year 2005. We anticipate that SG&A expenses will be flat to up in the third quarter of fiscal year 2006 compared to second quarter of fiscal 2006.

Amortization of Purchased Intangibles and Deferred Stock Compensation

Amortization of purchased intangible assets and deferred stock compensation expenses were $4.1 million in the three months ended April 30, 2006, compared to $6.3 million in the three months ended April 30, 2005, a decrease of 35.0%. For the six months ended April 30, 2006 and 2005, amortization of purchased intangible assets and deferred stock compensation expenses were $8.4 million and $13.0 million, a decrease of 35.8%. The decrease relating to deferred stock compensation was primarily due to the adoption of SFAS 123(R), which requires us to recognize stock-based compensation costs based on the estimated fair value at the grant date for its stock awards. Accordingly, we discontinued the amortization of our deferred stock compensation, which was approximately $0.7 million and $1.6 million in the three and six months ended April 30, 2005, respectively. Amortization of purchased intangibles was $4.1 million and $5.6 million in the three months ended April 30, 2006 and 2005, respectively. Amortization of purchased intangibles was $8.4 million and $11.5 million for the six months ended April 30, 2006 and 2005, respectively. The decrease in amortization of purchased intangible assets in the three and six months ended April 30, 2006 was due primarily to certain purchased intangible assets including trademark, purchase product backlog, patents and non-compete agreements that became fully amortized in the six months ended April 30, 2006.

Restructuring Charges

During the three months ended April 30, 2006 and 2005, we recorded a restructuring charge of approximately $1.0 million and $0.4 million, respectively. Restructuring charges were $1.4 million and $1.8 million during the six months ended April 30, 2006 and 2005. The restructuring charges were for severance expenses related to headcount reduction and facility consolidation expenses. We anticipate restructuring charges including severance, write off of capital assets and contract terminations ranging from $12.0 million to $14.0 million in the aggregate in the third quarter of fiscal year 2006 as we shift resources away from our next generation memory product.

Interest Income

We generated interest income of $0.9 million and $0.7 million in the three months ended April 30, 2006 and 2005, respectively. Interest income was $1.8 million and $1.3 million during the six months period ended April 30, 2006 and 2005, respectively. The increase in the three and six months ended April 30, 2006, was primarily due to higher interest rates compared to the same period of prior year, partially offset by lower cash, cash equivalents and short-term investments balances.

Interest Expense

Interest expenses were $0.7 million and $0.7 million for the three months ended April 30, 2006 and 2005, respectively. Interest expenses were $1.4 million and $1.5 million for six months ended April 30, 2006 and 2005, respectively. Interest expense primarily represents interest on our convertible debt of $180.0 million.

Other Income (Expense), Net

Other income (expense), net was $0.6 million of expenses and $2.0 million of income for the three months ended April 30, 2006 and 2005, respectively. Other income (expense), net was $0.9 million of expenses and $1.9 million of income for the six months ended April 30, 2006 and 2005, respectively. The decrease in other income (expense), net, in the three months ended April 30, 2006, was primarily due to an unfavorable change in foreign currency valuation from the three months ended April 30, 2005 to the three months ended April 30, 2006 of approximately $0.6 million and the mark up to fair value of an acquired liability owed to the former parent of NPTest of $3.0 million. The decrease in other income (expense), net, was offset by greater loss on the disposal of fixed assets of approximately $0.2 million during the three month period ended April 30, 2006 mainly due to the loss on the sale of our Oregon land of approximately $0.3 million as compared to the same period in fiscal year 2005. The decrease in other income (expense), net, in the six months ended April 30, 2006 was primarily due to the mark up to fair value of an acquired liability of $1.2 million owed to the former parent of NPTest at April 30, 2005 and a gain on the sale of an equity investment of $0.3 million in the six months ended April 30, 2006. The decrease in other income (expense), net, was offset by an unfavorable change in foreign currency valuation from the six months ended April 30, 2005 to the six months ended April 30, 2006 of approximately $1.2 million and higher loss on the disposal of fixed assets of approximately $0.6 million during the six month period ended April 30, 2006 as compared to the same period in fiscal year 2005.

Income Taxes

We recorded an income tax provision of $1.1 million and $3.2 million for the three months ended April 30, 2006 and 2005, respectively. The income tax provision was $2.7 million and $6.6 million for the six months period ended April 30, 2006 and 2005, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated from our foreign operations.

We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a stock-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of April 30, 2006, we had approximately 5.4 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, we adopted the provision of Statement of Financial Accounting Standard No. 123(R) (SFAS 123(R)), “Share-Based Payment,” for our share-based compensation plans. Under SFAS 123(R), we are required to recognize stock-based compensation costs based on the estimated fair value at the grant date for our share-based awards. The Company previously accounted for its employee stock option and employee ESPP under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” (SFAS 148).

We elected to use the modified prospective transition method as permitted by SFAS 123(R), and therefore, have not restated our financial results for prior periods. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to November 1, 2005 is recognized using the straight-line single-option approach.

As a result of adopting SFAS 123(R), our losses before income taxes and net loss for the three and six months ended April 30, 2006 were $1.7 million and $2.7 million higher, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended April 30, 2006 would have been $0.13 and $0.16, respectively, if we had not adopted SFAS 123(R), compared to the reported basic and diluted net loss per share of $0.14 and $0.18, respectively. There was no effect on the unaudited consolidated statements of cash flows from adopting SFAS 123(R).

Prior to the adoption of SFAS 123(R), in August 2005, our board of directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors were excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, our executive officers agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of our common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represented approximately 15% or approximately 2.8 million shares of the total of all outstanding options on August 29, 2005. The acceleration was intended to reduce the stock option expense we would be required to record after the adoption of SFAS 123(R). This acceleration reduced approximately $10.0 million of stock option expenses under SFAS 123R which would have been recognized as expense through December 2008.

At April 30, 2006, there was $10.5 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 3.0 years. At April 30, 2006, there was $1.5 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a ten months period.

See Note 6 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended April 30, 2006, net cash used in operating activities was $19.9 million. The net cash flows used in operating activities for the six months ended April 30, 2006 were due to changes in operating assets and liabilities of $44.1 million and net loss of $18.3 million, offset by depreciation and other non-cash charges of $42.5 million.

Net cash used in investing activities was $12.6 million during the six months ended April 30, 2006, primarily attributable to net cash used of $27.8 million to purchase available-for-sale securities and $3.7 million to purchase property and equipment to support our business, partially offset by sales and maturities of available-for-sale securities of $16.5 million and sale of property and equipment of $2.3 million which mainly reflected the sale of our Oregon land.

Net cash used in financing activities was $1.1 million during the six months ended April 30, 2006. Net cash used primarily reflected a $5.0 million payment of a bank loan offset by $3.9 million received for the issuance of common stock relating to our employee equity plans during the six months ended April 30, 2006.

As of April 30, 2006, we had working capital of $211.6 million, including cash and short-term investments of $128.5 million, and accounts receivable and inventories totaling $193.5 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire periodically through 2013. The approximate future minimum lease payments at April 30, 2006 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of 2006	$3,562	$2,273	$1,289
2007	6,456	4,105	2,351
2008	5,479	4,048	1,431
2009	5,303	4,088	1,215
2010	840	—	840
Thereafter	1,732	—	1,732

	$23,372	$14,514	$8,858

The following summarizes our minimum contractual cash obligations and other commitments at April 30, 2006, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$23,372	$3,562	$6,456	$5,479	$5,303	$840	$1,732
Convertible subordinated notes (2)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	6,750	1,350	2,700	2,700	—	—	—
Minimum payable for information technology outsourced services (3)	20	20	—	—	—	—	—
Minimum commitment under Technology Development Agreement	940	—	—	940	—	—	—
Open non-cancelable purchase order commitments	50,460	45,849	4,552	1	58	—	—

Total contractual cash and other obligations	$261,542	$50,781	$13,708	$189,120	$5,361	$840	$1,732

(1)	Approximately $8.9 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.
(3)	This amount is recorded in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities and deferred profit.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At April 30, 2006, we had open and committed non-cancelable purchase orders totaling approximately $50.5 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at April 30, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

As of April 30, 2006, our principal sources of liquidity consisted of approximately $109.4 million of cash and cash equivalents and short-term investments of $19.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 on February 1, 2006 did not have a material impact on our financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN 47 will have a material impact on our financial statements.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. We are currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on our financial position, results of operations and cash flows.

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

	Balance October 31, 2005	Balance April 30, 2006	Future maturities of investments held at April 30, 2006
			2006	2007	2008	2009	Thereafter
Cash equivalents
Amounts	$142,180	$109,384	$109,384	—	—	—	—
Average rate	2.29%	2.96%	2.96%	—	—	—	—
Short-term investments
Amounts	$7,425	$19,160	$11,000	$2,191	$5,969	—	—
Average rate	3.84%	4.87%	4.77%	5.00	5.04%	—	—

Total investment	$149,605	$128,544	$120,384	$2,191	$5,969	—	—
Average rate	2.37%	3.24%	3.12%	5.00%	5.04%	—	—
Equity instruments	$391	—	—	—	—	—	—

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

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency (losses) gains were approximately $(0.5) million and $0.8 million for the six months ended April 30, 2006 and 2005, respectively. For the three months ended April 30, 2006 and 2005, foreign currency losses were approximately $0.1 million and $0.1 million, respectively.

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

Interest Rate Risk

The Convertible Subordinated Notes bear interest at a fixed rate of 1.5%, and therefore changes in interest rates do not impact our interest expense on this debt. From time to time, we have outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, we expect that a 10% change in interest rate will not have any material effect on our interest expense.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against us, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by us. Mr. Schmidt alleged damages in excess of $3.0 million and sought punitive damages. We settled this claim in early May 2006 for $250,000.

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There has been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for fiscal year ended April 30, 2005.

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

Some of our revenue is generated from a small number of key customers and the loss of a key customer or material reductions in capital spending by a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business.

Over time, we have expanded our base of customers; however, a large portion of our revenues are generated from a small number of key customers. In particular, two customers, Intel Corporation and Advanced Micro Devices, Inc., accounted for 15% and 21% of our net sales for the six months ended April 30, 2006, respectively. Our top ten customers accounted for 66%, 66% and 55% of our net sales for the six months ended April 30, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

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

We are in the process of completing the transition of our information technology or IT functions in-house, which were previously administered by a third party vendor. This requires us to hire qualified individuals, implement appropriate additional IT controls and assume all responsibilities that were being handled by the third party vendor. Failure to successfully complete the transition may result in disruption of our operations and may have an adverse impact on our financial results.

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

For example, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Credence. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on November 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $1.7 million and $2.7 million for the three and six months ended April 30, 2006, respectively.

We have a limited backlog and obtain most of our net sales from products that typically range in price from $200,000 to $5.0 million and generally ship products generating most of our net sales near the end of each quarter, which can result in fluctuations of quarterly results.

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

We have in the past experienced significant delays in the development, introduction, volume production and sales of our new systems and related feature enhancements. These delays related to our inability to successfully complete product hardware engineering within the time frame originally anticipated, including design errors and redesigns of ICs. As a result, some customers have experienced significant delays in receiving and using our testers in production. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us. We cannot be certain that these or additional difficulties will not continue to arise or that delays will not continue to materially adversely affect customer relationships and future sales. Moreover, we cannot be certain that we will not encounter these or other difficulties that could delay future introductions or volume production or sales of our systems or enhancements. In the past, we have incurred and we may continue to incur substantial unanticipated costs to increase feature sets in our systems. If our systems experience reliability, quality or other problems, or the market perceives our products to be feature deficient, we may continue to suffer reduced orders, higher manufacturing costs, delay in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. Our failure to have a competitive test system available when required by a customer could make it substantially more difficult for us to sell testers to that customer for a number of years. We believe that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital and mixed signal testers are of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties associated with our systems or to manufacture and ship the systems on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would continue to materially adversely affect our business, financial condition and results of operations. In addition, the consolidation of our manufacturing operations in a single site exposes us to the increased risk of manufacturing delays or disruption in the event of natural disasters or other calamities at the site. Any delays or disruptions could materially adversely affect our business, financial condition and results of operations.

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

We face substantial competition from ATE manufacturers throughout the world. A substantial portion of our net sales is derived from sales of mixed-signal testers. We face in some cases seven and in other cases nine competitors in our primary market segments of digital, mixed signal, and RF wireless ATE. We believe that the ATE industry in total has not been profitable for the last three years, indicating a very competitive and volatile marketplace. Several of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. In addition, two of our competitors recently completed initial public offerings and a third competitor has filed a registration statement with the SEC to facilitate a spin out from its parent to access the public financial markets. The success of these companies could make the competitive environment could become substantially more severe. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 12%, 14% and 23% of our net sales in the six months ended April 30, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This new corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

International sales accounted for approximately 67%, 69% and 72% of our total net sales in the six months ended April 30, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 51%, 47% and 52% of our total net sales the six months ended April 30, 2006 and fiscal years ended October 31, 2005 and 2004, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single Asian end-user customer accounted for more than 10% of our net sales during the six months ended April 30, 2006 and fiscal years ended October 31, 2005 and 2004. No single European end-user customer accounted for more than 10% of our net sales during the six months ended April 30, 2006 and fiscal year 2005. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% of our net sales in fiscal 2004. Two customers headquartered in the U.S., Intel Corporation and Advanced Micro Devices, accounted for 15% and 21% of our net sales in the six months ended April 30, 2006, respectively.

In addition, one of our major distributors, Spirox Corporation, which accounted for 12%, 14% and 23% of our net sales in the six months ended April 30, 2006 and fiscal years ended October 31, 2005 and 2004, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

As mandated by SFAS 142, we test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: our market value falling below our net book value for a significant period of time, a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel; a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

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

During the six months ended April 30, 2006, we did not note any impairment for our goodwill or intangible assets. However, no assurances can be given that future evaluations of goodwill and other intangibles will not result in future impairment charges. We will continue to evaluate other intangibles at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Our stockholders voted upon the following proposals at the Annual Meeting of Stockholders held on March 21, 2006:

1. A proposal to elect one director to serve for a two-year term ending in 2008 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
David House	80,954,600	5,166,662

2. A proposal to elect three directors each to serve for a three-year term ending in 2009 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Dipanjan Deb	82,865,421	3,255,841
Henk J. Evenhuis	80,736,157	5,385,105
Bruce R. Wright	83,155,549	2,965,713

3. A proposal to ratify the appointment of Ernst & Young LLP as our independent registered accounting firm was approved as follows:

For	Against	Abstain
81,890,081	4,206,551	24,630

Item 5. Other Information.

None

Item 6. Exhibits.

(a) See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

June 9, 2006	/s/ JOHN BATTY
Date	John Batty
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

4.2(3)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.3(3)	Form of Global Note (included in Exhibit 4.3).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.