Form 10-Q
period 2006-07-31
CREDENCE SYSTEMS CORP
filed 2006-09-11
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

At August 31, 2006, there were 100,610,772 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 31, 2006	October 31, 2005a)
ASSETS
Current assets:
Cash and cash equivalents	$113,606	$142,180
Short-term investments	15,681	7,816
Accounts receivable, net	106,680	114,042
Inventories	56,966	79,054
Deferred income taxes	9,878	9,473
Prepaid expenses and other current assets	13,506	18,506

Total current assets	316,317	371,071
Property and equipment, net	90,048	96,691
Goodwill	—	424,080
Other intangible assets, net	88,831	96,439
Other assets	52,320	58,024

Total assets	$547,516	$1,046,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$—	$5,000
Accounts payable	28,707	45,846
Accrued expenses and other liabilities	35,199	39,756
Accrued payroll and related liabilities	21,024	18,336
Deferred revenue	19,510	17,716
Income taxes payable	15,517	18,800
Accrued warranty	13,172	13,419
Deferred profit	3,977	5,112

Total current liabilities	137,106	163,985
Convertible subordinated notes	180,000	180,000
Long-term restructuring liabilities	3,969	7,261
Long-term deferred income taxes	9,473	9,473
Other liabilities	4,275	3,557
Stockholders’ equity	212,693	682,029

Total liabilities and stockholders’ equity	$547,516	$1,046,305

a)	Derived from the audited consolidated balance sheet included in the Company’s Form 10-K for the year ended October 31, 2005.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net sales
Systems, upgrades and software	$80,619	$80,912	$266,086	$222,381
Services and spare parts	28,973	31,013	86,441	85,371

Total net sales	109,592	111,925	352,527	307,752
Cost of goods sold
Systems, upgrades and software (including stock-based compensation expense of $313 and $492 (1))	43,892	41,898	140,996	124,334
Services and spare parts	17,653	17,284	53,276	52,326
Inventory write-downs	24,233	23,000	36,062	29,090

Total cost of goods sold	85,778	82,182	230,334	205,750
Gross margin	23,814	29,743	122,193	102,002
Operating expenses:
Research and development (including stock-based compensation expense of $615 and $1,545 (1))	22,576	23,849	70,847	68,905
Selling, general and administrative (including stock-based compensation expense of $822 and $2,357 (1))	28,988	31,317	84,422	94,552
Amortization of purchased intangibles and deferred compensation(2)	4,338	5,663	12,709	18,664
Reduction of goodwill	423,875	—	423,875	—
Restructuring charges	1,792	9,654	3,166	11,445

Total operating expenses	481,569	70,483	595,019	193,566

Operating loss	(457,755)	(40,740)	(472,826)	(91,564)
Interest income	979	725	2,758	2,000
Interest expense	(677)	(767)	(2,056)	(2,236)
Other income (expense) , net	(1,803)	1,080	(2,675)	2,950

Loss before income tax provision	(459,256)	(39,702)	(474,799)	(88,850)
Income tax provision	2,110	1,975	4,844	8,602

Net loss	$(461,366)	$(41,677)	$(479,643)	$(97,452)

Net loss per share
Basic	$(4.61)	$(0.43)	$(4.81)	$(1.06)

Diluted (see Note 12)	$(4.61)	$(0.43)	$(4.81)	$(1.06)

Number of shares used in computing per share amount
Basic	100,017	96,638	99,798	92,010

Diluted	100,017	96,638	99,798	92,010

(1) For the three and nine months ended July 31, 2006 resulting from SFAS No. 123(R) adoption, respectively.
(2) Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$—	$95	$—	$291
Research and development	—	153	—	470
Selling, general and administrative	—	709	—	1,748

Total amortization of deferred compensation	$—	$957	$—	$2,509

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(479,643)	$(97,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,729	45,440
Inventory write-downs and non-cash restructuring charges	37,485	33,373
Reduction of goodwill	423,875	—
Provision for allowance for doubtful accounts	561	2,764
Stock-based compensation charges(1)	4,523	2,509
Loss (gain) on disposal of property and equipment	1,076	238
Loss on impaired investment	945	—
Realized loss on available-for-sale securities	(302)	—
Changes in operating assets and liabilities:
Accounts receivable	7,892	(4,929)
Inventories	(13,970)	5,484
Income tax receivable and payable	(3,994)	3,774
Prepaid expenses and other current assets	5,214	6,612
Other assets	(11,356)	4,595
Accounts payable	(17,595)	(12,584)
Accrued expenses and other current liabilities	(4,631)	(7,851)
Deferred profit	(1,135)	(2,514)

Net cash used in operating activities	(11,326)	(20,541)
Cash flows from investing activities:
Purchases of available-for-sale securities	(28,581)	(100,775)
Sales and maturities of available-for-sale securities	20,770	121,270
Acquisition of property and equipment	(7,368)	(13,028)
Acquisition of business, net of cash and cash equivalents	(4,643)	—
Proceeds from sale of property and equipment	2,364	583

Net cash (used by) provided by investing activities	(17,458)	8,050
Cash flows from financing activities:
Issuance of common and treasury stock	3,942	5,561
Payments of bank loans and notes payable related to leased products	(5,000)	(1,058)

Net cash (used by) provided by financing activities	(1,058)	4,503

Effects of exchange rate on cash and cash equivalents	1,268	297

Net decrease in cash and cash equivalents	(28,574)	(7,691)
Cash and cash equivalents at beginning of period	142,180	94,052

Cash and cash equivalents at end of period	$113,606	$86,361

Supplemental disclosures of cash flow information:
Interest paid	$2,732	$2,777
Income taxes paid	$9,111	$4,072
Noncash investing activities:
Net transfers of inventory to property and equipment	$1,679	$269
Schlumberger’s liability settlement using Credence common stock	$—	$5,000
Unrealized loss on available-for-sale investments	$230	$295

(1)	During the nine-month period ended July 31, 2006, the Company recorded a total of $4,523,000 in stock-based compensation expense, of which $129,000 was capitalized as inventory at July 31, 2006.

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Quarterly Financial Statements

The unaudited condensed consolidated financial statements and related notes for the three and nine-month periods ended July 31, 2006 and 2005 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for reduction of goodwill and restructuring charges) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with United States generally accepted accounting principles. The results of operations for the three and nine-month periods ended July 31, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2005 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in the Company’s operating results, expansion of the Company’s product lines, limited sources of supply, reliance on the Company’s subcontractors, the Company’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of the Company’s stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business - The Company was incorporated in California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of engineering validation test equipment, diagnostic and failure analysis products, and automatic test equipment (ATE) used for testing semiconductor integrated circuits, or ICs. The Company serves a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip, radio frequency, volatile and static and non-volatile memory semiconductors.

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

During fiscal 2006 and 2005, the Company introduced several new enhancements, systems and products. Certain revenue from sales of these new systems and products during the nine months in fiscal 2006 and fiscal 2005 were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

With respect to arrangements with multiple deliverables, the Company follows the guidance in Emerging Issue Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company then allocates the total fee on such arrangements to the individual units of accounting using the residual method. The Company then recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

Sales in the United States are principally made through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. In general, the Company sells products to the distributor on the basis of a purchase order received from an end customer. The Company evaluates any revenue recognition issues, in such cases, based on the characteristics of the end customer.

The Company has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), since the embedded software in the Company’s products is not sold separately, cannot be used on another vendor’s products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised embedded software. In addition, the equipment’s principal performance characteristics are governed by digital speed and pin count, which are primarily a function of the hardware.

Deferred revenue includes deferred revenue related to maintenance contracts (and other undelivered services) and to extended warranties where products were sold with more than the standard one-year warranty. Deferred profit is related to equipment that was shipped to certain customers, but for which the revenue and cost of goods sold are not recognized because the customer-specified acceptance criteria has not been met as of the fiscal period end or because the customer is deemed to be a high credit risk and payment has not been received as of the fiscal period end.

The Company warrants its products to its customers generally for one year from the date of shipment. In addition to the provision of standard warranties, the Company may offer customers paid extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the applicable term of the contract. Costs related to extended warranty services are recorded as incurred.

For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term accounts receivable.

3. Accounts Receivable Sales without Recourse

The Company had an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company could sell up to $30.0 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees for the nine-month period ended July 31, 2005 of approximately $0.1 million were accounted for in other income (expense), net in the unaudited condensed consolidated statements of operations. The proceeds received were included as operating activities in the unaudited condensed consolidated statements of cash flows. This facility was terminated during the quarter ended July 31, 2005.

4. Investment

Investment consists of an equity investment in a privately-held company that develops products that are strategic to the Company. During July 2006, events and circumstances arose which caused the Company to evaluate the carrying value of the investment. Based on the evaluation, the Company recorded impairment charges of $0.9 million in the three and nine months ended July 31, 2006, respectively. At July 31, 2006, the remaining carrying value of the investment of $0.8 million is included in other assets in the unaudited condensed consolidated balance sheets.

5. Bank Loan

The bank loan had an annual interest rate of prime (approximately 7.0% at November 2, 2005). The loan had a covenant requiring the Company to maintain a minimum aggregated balance of cash, cash equivalents, and short and long-term investments of $100.0 million. The bank loan expired and was paid in full in November 2005 and was not renewed.

6. Guarantees

The Company accounts for guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN 45, (b) the guarantee is subject to FIN 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has evaluated its guarantees and has concluded that they are either not within the scope of FIN 45 or do not require recognition in the financial statements.

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the unaudited condensed consolidated balance sheet as of July 31, 2006.

As is customary in the Company’s industry and as provided for under local law in the United States. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and others with whom the Company does business, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors under operating lease agreements for environmental matters, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services such as warranty, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

7. Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire up to ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Company’s ESPP are generally from the Company’s new and treasury shares. As of July 31, 2006, the Company had approximately 5.2 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123(R) (SFAS 123(R)), “Share-Based Payment,” for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards that ultimately vest on a straight-line basis over the vesting period of the award.

The Company previously accounted for its employee stock option and ESPP under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” (SFAS 148). As the ESPP was not compensatory under APB 25, no compensation expense was recorded in earnings for the awards granted under the ESPP. Compensation expense was recorded in earnings for the Company’s stock options if they were awarded with an exercise price less than the market price of the Company’s stock on the date of grant. The pro forma effects on net loss and net loss per share for stock options and ESPP awards were instead disclosed in a footnote to the unaudited condensed consolidated financial statements.

The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and nine months ended July 31, 2006, the compensation cost recognized included the cost for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the grant date fair value estimated in accordance with the provisions of SFAS 123(R) for awards granted or modified on or after November 1, 2005 whose requisite service period was rendered during the nine months ended July 31, 2006. The Company determines the fair value of stock options using the single option approach under SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company determined the fair value of stock options using the multiple option approach. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option approach for awards granted or modified on or after November 1, 2005. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach.

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

As a result of adopting SFAS 123(R), the Company’s loss before income taxes provision and net loss for the three and nine months ended July 31, 2006 were $1.2 million and $2.6 million higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended July 31, 2006 would have been $0.01 and $0.05 lower, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the unaudited condensed consolidated statements of cash flows from adopting SFAS 123(R).

The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three and nine months ended July 31, 2006 (in thousands):

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
Cost of goods sold	$313	$492
Research and development	615	1,545
Selling, general and administrative	822	2,357

Stock-based compensation expense before income taxes benefit	$1,750	$4,394
Income tax benefit	—	—

Stock-based compensation expense after income taxes benefit	$1,750	$4,394

At July 31, 2006, the Company capitalized $0.1 million of stock-based compensation expense as inventory.

The following table illustrates the effect on reported net loss and net loss per share for the three and nine months ended July 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation (in thousands, except per share data):

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Net loss as reported	$(41,677)	$(97,452)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	957	2,509
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,663)	(19,425)

Pro forma net loss	$(46,383)	$(114,368)

Basic and diluted net loss per share as reported	$(0.43)	$(1.06)

Basic and diluted net loss per share pro forma	$(0.48)	$(1.24)

Prior to the adoption of SFAS 123(R), in August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors were excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the Company’s executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of the Company’s common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represented approximately 15 percent or approximately 2.8 million shares of the total of all the Company’s outstanding options on August 29, 2005. The acceleration was intended to reduce the stock option expense the Company would be required to record after the adoption of SFAS 123(R). This acceleration reduced approximately $10.0 million of stock option expenses under SFAS 123(R) which would have been recognized as an expense through December 2008.

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

In fiscal 2005, the Company’s Board of Directors and stockholders approved the 2005 Stock Incentive Plan (the “2005 Plan”), which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights and restricted stock to employees, members of the Board of Directors and consultants. The maximum number of shares available for grant under the 2005 Plan was 4.3 million shares as of July 31, 2006.

During fiscal 2005, the 1993 Stock Option Plan (the “1993 Plan”), under which the Company previously granted options to employees and members of the Board of Directors, expired. However, outstanding options granted under the 1993 Plan remain exercisable in accordance with the terms of the original grant agreements.

The following is a summary of activity under stock option plans for the nine months ended July 31, 2006:

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at October 31, 2005	6,091	18,158	$12.87
Options granted	(2,118)	2,067	7.49
Options canceled/forfeited/expired	345	(1,937)	11.99
Options exercised	—	(307)	6.63

Balance at July 31, 2006	4,318	17,981	$12.48	$11,998	5.66

Vested or expected to vest at July 31, 2006		14,646	$13.56	$7,579	5.51

Exercisable at July 31, 2006		14,646	$13.56	$7,579	5.51

Restricted stock units are granted from the pool of options available for grant. The Company’s plan requires that for every share of restricted stock unit issued, the Company will use 1.4 stock options.

The weighted-average grant date fair value per options granted during the three and nine months ended July 31, 2006 was $2.01 and $3.50, respectively. The weighted-average grant date fair value per options granted during the three and nine months ended July 31, 2005 was $4.73 and $5.58, respectively. The total intrinsic value of options exercised during the three and nine months ended July 31, 2006 was approximately $5,200 and $0.5 million, respectively. The total intrinsic value of options exercised during the three and nine months ended July 31, 2005 was $0.5 million and $0.8 million, respectively. Cash proceeds from the exercise of stock options were $39,000 and $2.0 million for the three and nine months ended July 31, 2006, respectively. Cash proceeds from the exercise of stock options were $2.0 million and $3.2 million for the three and nine months ended July 31, 2005, respectively. No income tax benefit was realized from the stock option exercises during the three and nine-month period ended July 31, 2006 and 2005. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended July 31, 2006 was $1.3 million and $3.2 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At July 31, 2006, there was $10.0 million of unrecognized stock-based compensation expense related to non-vested options and is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended July 31, 2006 and 2005, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Expected volatility	54%	62%	54%	74%
Dividend yield	—	—	—	—
Risk-free interest rate	5.0%	3.8%	4.8%	3.5%
Expected term (in years)	4.0	5.5	4.0	5.1

Expected Volatility: The Company’s computation of expected volatility for the three and nine month periods ended July 31, 2006 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. Prior to the three and nine months ended July 31, 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and nine month periods ended July 31, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Forfeitures Rate: Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended July 31, 2006 are based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base salary to the plan. The Company has a one-year rolling plan with two six-month purchases within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period will terminate and a new one-year offering period will commence. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At July 31, 2006, there were 899,000 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option” and using the Black-Scholes-Merton options pricing model. During the nine months ended July 31, 2006 and 2005, the Company issued 263,044 shares and 347,033 shares, respectively, under the 1994 Plan. Total cash received for the issuance of shares under the employee stock purchase plan was approximately $1.9 million and $2.1 million during the nine months ended July 31, 2006 and 2005, respectively. Stock-based compensation expense related to the 1994 Plan recognized under SFAS 123(R) in the three and nine months ended July 31, 2006 was $0.5 million and $1.2 million, respectively. At July 31, 2006, there was $1.0 million of unrecognized stock-based compensation expense related to outstanding ESPP shares and is expected to be recognized over a six-month period.

The fair value of awards granted under the 1994 Plan stock-based compensation was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended July 31, 2006 and 2005, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Expected volatility	50%	62%	50%	57%
Dividend yield	—	—	—	—
Risk-free interest rate	4.7%	3.5%	4.4%	2.6%
Expected term (in years)	0.5	0.5	0.5	0.5

8. Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	July 31, 2006	October 31, 2005
Raw materials	$24,251	$43,790
Work-in-process	17,649	21,121
Finished goods	15,066	14,143

	$56,966	$79,054

9. Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2006	October 31, 2005
Short-term lease receivables	$152	$1,227
Receivables from contract equipment manufacturers	2,038	4,383
Other prepaid expenses	11,316	12,896

Total	$13,506	$18,506

Property and equipment, net (in thousands):

	July 31, 2006	October 31, 2005
Land	$24,384	$26,835
Buildings	35,899	35,746
Machinery and equipment	106,448	104,626
Software	33,717	30,705
Leasehold improvements	40,607	39,106
Furniture and fixtures	10,644	10,456

	251,699	247,474
Less accumulated depreciation	(161,651)	(150,783)

Total	$90,048	$96,691

Other assets consist of the following (in thousands):

	July 31, 2006	October 31, 2005
Long-term lease receivables	$631	$3,489
Equipment on lease	239	415
Field service spares	33,902	30,001
Product consignment	12,140	16,439
Other assets	5,408	7,680

Total	$52,320	$58,024

Field service spares used in the Company’s service business are classified as long-term assets and are amortized using the straight-line method over five years. The amortization expense of spares is charged to service and spare parts cost of goods sold. Amortization expense was approximately $2.8 million and $2.4 million for the third quarter of fiscal 2006 and 2005, respectively. Amortization expense was approximately $8.3 million and $6.4 million for the nine months ended July 31, 2006 and 2005, respectively.

Product consignments used in the Company’s marketing efforts are classified as long-term assets and are depreciated during the period that they are held on consignment over periods ranging from 18 to 36 months. The depreciation expense for product consignments is charged to selling, general and administrative expense. Depreciation expense was approximately $2.1 million and $3.2 million for the third quarter of fiscal 2006 and 2005, respectively. Depreciation expense was approximately $6.4 million and $9.6 million for the nine months ended July 31, 2006 and 2005, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	July 31, 2006	October 31, 2005
Accrued distributor commissions	$1,990	$2,010
Accrued bonuses	3,954	5,073
Accrued restructuring expenses	5,617	10,178
Accrued sales taxes	412	165
Accrued value added taxes	2,583	2,062
Accrued interest expense	563	1,238
Other accrued liabilities	20,080	19,030

Total	$35,199	$39,756

10. Acquisitions

Hypervision, Inc.:

In May 2006, the Company acquired Hypervision, Inc. (Hypervision). Hypervision designed, developed and manufactured system solutions, which involved emission emiscope and laser signal injection technology. The Company believes that the acquisition of Hypervision enables the Company to provide customers with various emission microscopy products, supplementing the Company’s current diagnostic and characterization products. Under the term of the agreement, the Company will pay Hypervision $4.7 million in cash, of which $3.2 million was paid at closing. In addition, the Company assumed approximately $1.8 million of liabilities, offset by $1.0 million in assets assumed. The Company has retained the remaining amount of $1.5 million for possible breach of general representations and warranties and payment of $1.0 million of the retained amount is due approximately one year after the closing date, and the remaining $0.5 million approximately two years after the closing date in the event no such breach of general representations or warranties exists. Of the $4.7 million paid, approximately $0.5 million was accounted for as goodwill. The goodwill was subsequently written off as part of the goodwill impairment analysis performed by the Company at July 31, 2006. See Note 11, Goodwill and Other Intangible Assets, for further discussion.

The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standard No. 141, “Business Combination,” (SFAS 141), and accordingly, the tangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The results of operations of Hypervision have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The preliminary purchase price was allocated as follows (in thousands):

Goodwill	$479
Developed technology	3,700
Customer relationship	1,400
Liabilities assumed, net of assets acquired	(813)

Total purchase price	$4,766

The developed technology will be amortized on a straight-line basis over a three-year period. The customer relationship will be amortized on a straight-line basis over an eight-year period.

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

The purchase price of NPTest was negotiated during a period in which market valuations of semiconductor capital equipment companies, and semiconductor test equipment companies in particular, had increased significantly due to favorable net sales and operating results. For example, the market value of the Company’s stock had increased from a low of $6.44 per share in March 2003 to a value of $15.00 per share on January 15, 2004, the date the Company negotiated transaction terms with representatives of NPTest. Market valuations of the Company’s competitors similarly had risen significantly during this period. In addition, NPTest was the subject of an acquisition proposal by a Company competitor during the acquisition negotiations which contributed to the purchase price negotiated by the parties. Furthermore, the Company received from its financial advisor, an opinion as to the fairness, from a financial point of view, of the consideration to be paid by the Company to the holders of NPTest common stock in the merger. Such advisor informed the Company that, as of such date, and based upon and subject to the assumptions, limitations and qualifications set forth in its written opinion, the consideration to be paid by the Company to the holders of NPTest common stock in the merger was fair.

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

	Amount	Annual Amortization	Useful Lives (Years)
Purchase Price Allocation:
Net tangible assets assumed	$175,552	$—	—
Intangible assets acquired:
Developed technology	70,300	7,030	10
Maintenance agreements	13,800	2,760	5
Customer relationships	12,100	1,729	7
Product backlog	4,900	4,900	1

Total amortizable intangible assets	101,100	16,419	—
In-process research and development	7,900	—	—
Deferred compensation on unvested stock options	9,967	3,067	3.25
Deferred tax	(29,362)	—	—
Goodwill	385,325	—	—

Total purchase price	$650,482	$19,486

The purchase price allocation changed by $0.7 million during the three and nine months ended July 31, 2006 due to the write down of other accrued expenses and liabilities related to relocation charges, estimated sublease proceeds from the Simi Valley facility and early termination of a lease. These amounts were credited to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF Issue 95-3).

In November 2004, the Board of Directors approved moving forward with a major component of management’s original integration plan, which involved closing the Simi Valley, California facility and moving all manufacturing activities at this site to Hillsboro, Oregon. The Company recognized these costs in accordance with EITF 95-3. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008, of which the majority of the payment related to the Simi Valley facility, which ends in January 2007. As of July 31, 2006, $0.4 million remained to be paid for these charges.

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at July 31, 2005
Severance	$(231)	$—	$154	$41	$(35)
Facilities	(2,348)	—	1,404	574	(371)
Relocation	(182)	—	26	112	(44)

Total	$(2,761)	$—	$1,584	$727	$(450)

Estimated timing of future payouts:
Remainder of fiscal 2006					$221
Fiscal 2007					178
Fiscal 2008					51

Total					$450

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

11. Goodwill and Other Intangible Assets

Goodwill Impairment

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002.

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information”, (SFAS 131). A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under United States Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. The Company operates in one industry segment, advanced semiconductor test and diagnostic systems. The Company also has a single reporting unit for purposes of SFAS 142, automated test equipment (ATE), primarily because all of the components of the Company’s ATE segment are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

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

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, discount rates and terminal growth rates, reflect the Company’s best estimates.

As mandated by SFAS 142, the Company completed its annual goodwill impairment test as of July 31, 2005 during the fourth quarter of the 2005 fiscal year. The Company determined that, based on market capitalization and on the test which indicated that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets, the goodwill was not impaired.

Based on a combination of factors identified during the third quarter of fiscal 2006, particularly: (1) the Company’s changed current and projected operating results reflecting lower demand from major customers; and (2) the Company’s current market capitalization which was significantly less than its book value for the preceding 10 weeks, the Company concluded there were sufficient indicators to require it to assess whether any portion of its recorded goodwill balance was impaired. The Company determined, based on its estimates of forecasted discounted cash flows and its market capitalization, that its goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impairment charges of $423.9 million were necessary in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

The Company has performed the first step of the interim SFAS 142 analysis, consisting of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The fair value of the reporting units was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, the Company assumed a forecasted cash flow period of 5 years, long-term annual growth rates of 0% to 12%, a discount rate of 20% and terminal value growth rates of 5%. The Company also considered its total market capitalization as of July 31, 2006, and its average market capitalization for the quarter in order to assess volatility of its market capitalization on that day. Based on the first step analysis, the Company determined that the carrying amount of the reporting unit was in excess of its fair value. As such, the Company was required to perform the second step analysis on the reporting unit that has failed the first step test to determine the amount of the impairment loss. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of the Company to the Company’s tangible and intangible assets (other than goodwill). Based on the second step analysis, the Company concluded that all of its recorded goodwill ($423.9 million) was impaired and as such recorded a noncash charge to continuing operations during the third quarter of fiscal 2006.

Other Acquisition-Related Intangible Assets Impairment

Prior to assessing goodwill for impairment, the Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, purchased intangible assets, and property and equipment, in accordance with SFAS 144, “Accounting for the Impairment or Disposal for Long-Lived Assets,” whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. In assessing the recoverability of the Company’s long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of one to ten years.

Based on the considerations outlined in the previous discussion on goodwill, in July 2006, the Company also concluded that sufficient indicators existed to require it to perform an analysis to assess whether a portion of its other acquisition-related intangible assets was impaired. This analysis differs from the goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset being tested for impairment. Since the forecasted cash flows exceeded the carrying value, the Company concluded that there was no impairment to its long-lived assets at July 31, 2006.

Other intangible assets subject to amortization were as follows (in thousands):

July 31, 2006	Cost	Accumulated Amortization	Net
Developed technology	$128,906	$(57,608)	$71,298
Customer relations	21,202	(11,489)	9,713
Maintenance contracts	13,800	(5,980)	7,820
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,473	$(83,642)	$88,831

October 31, 2005	Cost	Accumulated Amortization	Net
Developed technology	$125,206	$(48,446)	$76,760
Customer relations	19,802	(10,013)	9,789
Maintenance contracts	13,800	(3,910)	9,890
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(70,934)	$96,439

Amortization expenses for the other intangible assets were $4.3 million and $4.7 million for the third quarter of fiscal 2006 and 2005, respectively. Amortization expenses for the other intangible assets were $12.7 million and $16.2 million for the nine months ended July 31, 2006 and 2005, respectively.

The following schedule represents the breakdown of amortization expenses by intangible assets (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Developed technology	$3,174	$2,995	$9,162	$9,123
Customer relations	474	570	1,476	1,709
Maintenance contracts	690	690	2,070	2,070
Product backlog	—	408	—	2,859
Trademarks	—	—	—	205
Patents	—	43	—	129
Non-compete agreements	—	—	—	94

Total amortization expense	$4,338	$4,706	$12,708	$16,189

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
Remainder of fiscal 2006	$4,518
2007	17,875
2008	15,926
2009	13,584
2010	10,109
Thereafter	26,819

Total	$88,831

12. Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share would be based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted net loss per share – net loss	$(461,366)	$(41,677)	$(479,643)	$(97,452)

Denominator:
Denominator for basic and diluted net loss per share	100,017	96,638	99,798	92,010

Basic net loss per share	$(4.61)	$(0.43)	$(4.81)	$(1.06)

Diluted net loss per share	$(4.61)	$(0.43)	$(4.81)	$(1.06)

At July 31, 2006 and 2005, there were options to purchase 17,991,486 and 18,712,261 shares of common stock outstanding at a weighted average exercise price of $13.56 and $12.90, respectively, which were excluded from the diluted net loss per share calculation for the three and nine months ended July 31, 2006 and 2005 as their effect would be anti-dilutive in each respective period. There were also 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 that were excluded from the diluted net loss per share calculation for the three and nine months ended July 31, 2006 and 2005 as their effect would be anti-dilutive. The Company further excluded 1,953,802 and 6,090,141 shares of the converted preferred stock from the diluted net loss per share calculation for the three and nine months ended July 31, 2005 as their effect would be anti-dilutive.

13. Contingencies and Guarantees

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2010.

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At July 31, 2006, the Company had open and committed purchase orders totaling approximately $57.8 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at July 31, 2006, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$8,952	$997	$3,114	$1,713	$1,269	$631	$1,228
Convertible subordinated notes (2)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	4,838	675	2,700	1,463	—	—	—
Minimum commitment under Technology Development Agreement	940	940	—	—	—	—	—
Open and non-cancelable purchase order commitments	57,791	41,602	16,189	—	—	—	—

Total contractual cash obligations	252,521	44,214	22,003	183,176	1,269	631	1,228

(1)	Approximately $0.4 million of this total has been accrued for as restructuring charges in the condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the condensed consolidated balance sheets as convertible subordinated notes.

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

The following table represents the activity in the warranty accrual for the nine months ended July 31, 2006 and 2005 (in thousands):

	Nine Months Ended
	July 31, 2006	July 31, 2005
Beginning balance, November 1, 2005 and 2004	$13,419	$15,314
Accruals for warranties issued during the period	13,291	11,753
Adjustments of prior period accrual estimates	(150)	—
Warranty claims made during the period	(13,388)	(14,785)

Ending balance	$13,172	$12,282

The Company occasionally offers warranties in excess of one year. Revenues associated with warranties beyond one year are deferred and recognized over the relevant period. Costs that are directly related to services performed for warranties in excess of one year are charged to expense as incurred.

Legal Proceedings

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against the Company, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by the Company. The Company and Mr. Schmidt settled this dispute in early May 2006.

The Company also is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company’s business, financial condition or results of operations.

14. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net loss	$(461,366)	$(41,677)	$(479,643)	$(97,452)

Unrealized (losses) gains on available-for sale securities	(6)	35	(230)	(295)
Currency translation adjustment	763	(2,517)	2,073	(2,035)

Other comprehensive income (loss)	757	(2,482)	1,843	(2,330)

Total comprehensive loss	$(460,609)	$(44,159)	$(477,800)	$(99,782)

15. Inventory and Restructuring Charges

Inventory Write-Downs – cost of goods sold

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

During the three and nine months ended July 31, 2006, the Company recorded $9.7 million and $19.6 million, respectively, of inventory charges related to excess and obsolete inventory of under-performing product lines and the decrease in demand for the memory product line. The total charges related to inventory write-downs since October 31, 2001 through July 31, 2006 was $141.7 million. Of this amount, approximately $50.5 million was scrapped, $14.9 million was written down for lower of cost or market provisions, $26.4 million was sold and the remaining $47.6 million was still on hand as of July 31, 2006.

The table below summarized the activities of the inventory write-downs (in thousands):

10/31/02 Balance	$39,997
FY03 Scrapping	(10,672)

10/31/03 Balance	29,325
FY04 Additional inventory charges	44,979
FY04 Scrapping	(14,079)
FY04 Sale of fully reserved inventory	(2,341)
FY04 Kalos lower of cost or market adjustment on fully reserved inventory	(7,215)
FY04 Octet-Quartet lower of cost or market adjustment on fully reserved inventory	(21,123)

10/31/04 Balance	29,546
FY05 Additional inventory charges	27,774
FY05 Scrapping	(16,717)
FY05 Sale of fully reserved inventory	(1,633)
FY05 Octet lower of cost or market adjustment on fully reserved inventory	(6,523)

10/31/05 Balance	$32,447
FY06 Additional inventory charges	19,620
FY06 Sale of fully reserved inventory	(214)
FY06 Scrapping	(4,286)

7/31/06 Balance	$47,567

Restructuring – operating expenses

During previous years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and economic downturns. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated, net of estimated sublease income. Severance and benefit costs and other costs associated with restructuring activities were recorded in compliance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). During October 2004, the Company also adopted Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Post Employment Benefits,” (SFAS 112), for severance and benefit costs as the Company concluded that (a) the Company has a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. This accounting for restructuring costs requires the Company to record provisions and charges when it has a formal and committed restructuring plan.

The following table illustrates the activity for the nine-month period ended July 31, 2006 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at July 31, 2006
Severance	$(2,892)	$(2,201)	$3,318	$245	$(1,530)
Operating leases	(10,415)	(600)	3,143	266	(7,606)
Property and equipment	—	(168)	168	—	—
Other liabilities	(1,369)	(727)	2,077	19	—

Total	$(14,676)	$(3,696)	$8,706	$530	$(9,136)

Estimated timing of future payouts:
Remainder of fiscal 2006					2,941
Fiscal 2007					3,894
Fiscal 2008					1,226
Fiscal 2009					1,075

Total					$9,136

For the three and nine months ended July 31, 2006, the Company recorded restructuring charges of approximately $1.8 million and $3.2 million, respectively, as operating expenses related to headcount reductions, facilities, fixed assets write-off and other liabilities related to the discontinuation of the memory products.

In July 2006, the Company entered into a lease buyout agreement with the landlord for the vacant San Jose building. The agreement terminated the initial lease arrangement whereby the Company would occupy and pay for the space through 2009. According to the terms of the agreement, the Company will pay $8.0 million over a three years period of which $2.0 million was paid in early August 2006.

16. Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan for the three and nine months ended July 31, 2006 was approximately $0.4 million and $1.6 million, respectively. The Company’s contribution to this plan for the three and nine months ended July 31, 2005 was approximately $0.5 million and $1.6 million, respectively.

Outside of the United States, the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At July 31, 2006 and October 31, 2005, the pension liability was $0.6 million. The expenses associated with these plans were not material for the nine months ended July 31, 2006 and 2005.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $2.0 million and $2.4 million at July 31, 2006 and October 31, 2005, respectively, are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s net sales by product line consisted of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
SoC	30%	36%	33%	37%
Analog Mixed Signal	36	21	32	20
Memory	3	3	2	3
Design Characterization Group	5	12	8	12
Service	26	28	25	28

Total	100%	100%	100%	100%

Most of the Company’s products are manufactured in the United States Export sales from the United States are primarily denominated in United States dollars but are occasionally denominated in Japanese Yen or Euros. The Automotive products are manufactured in Germany and these sales are denominated in United States dollars, Japanese Yen or Euros. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of net sales, for the periods ended were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
North America	26%	28%	31%	34%
Taiwan	10	11	12	7
China	4	7	5	6
Southeast Asia	35	24	26	18
Japan & Rest of Asia Pacific	5	9	5	12
Europe & Middle East	20	21	21	23

Total net sales	100%	100%	100%	100%

For the three months ended July 31, 2006, three customers accounted for 11%, 13% and 17% of the Company’s net sales. For the nine months ended July 31, 2006, two customers accounted for 14% and 20% of the Company’s net sales. For the three months ended July 31, 2005, two customers accounted for 25% and 17% of the Company’s net sales. For the nine months ended July 31, 2005, two customers accounted for 28% and 14% of the Company’s net sales.

As of July 31, 2006, three customers accounted for 11%, 19%, and 19% of the Company’s gross accounts receivable. As of October 31, 2005, two customers accounted for 20% and 22% of the Company’s gross accounts receivable.

As of July 31, 2006 and October 31, 2005, the majority of the Company’s long-lived assets were attributable to its United States operations.

18. Recent Accounting Pronouncements

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on its financial position, results of operations and cash flows.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

19. Subsequent Event

In August 2006, the Company announced plans to reduce its workforce by approximately 14% to focus the Company on higher growth opportunities and modify its business model to strengthen the Company’s financial position for the long term. The Company anticipates that this action will result in restructuring and other charges of approximately $8.0 to $10.0 million in the fourth quarter of fiscal 2006.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding international business continuing to account for a significant portion of our net sales; our belief that orders will be cancelled and delayed in the future; our dedication to continue to invest significant resources in the development, enhancement, production and commercialization of new products and technologies; our dependence on continued significant expenditures related to new products, capital equipment purchases and worldwide training and customer service and support; our belief that our sales, gross margins and operating results will continue to fluctuate; utilization of our proprietary technologies to design products which are intended to provide a lower total cost of ownership than competing products; our intention to introduce new products and product enhancements; our belief that our gross margin on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or a material reduction in capital spending by one or more of these customers will harm our business and operating results; our belief that customers may order more systems or more rapid delivery time than they require; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our belief that the acquisition of Hypervision provides customers with additional products; existing cash, short-term and long-term investments being sufficient to meet our cash requirements for the foreseeable future; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; a significant portion of new orders depending upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; dependence of our quarterly net sales upon our obtaining orders for systems to be shipped in the same quarter in which the order is received; continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital and mixed signal products being of critical importance to our future financial results; investing significant resources in property, plant and equipment, purchased and leased facilities, inventory and other cost; the possibility that we may repatriate cash from our foreign subsidiaries; the factors upon which our ability to maintain or increase sales levels in Taiwan depend; our expectation that we will continue to receive notice of third party claims for infringement and that litigation expenses with respect to those claims may continue to be an expensive and time consuming process for us; our expectation that the Sarbanes-Oxley Act of 2002 will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements; our expectation that the Sarbanes-Oxley Act of 2002 will make it more difficult and more expensive for us to obtain director and officer liability insurance; our dependence on the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; the belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; our intention to continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition; our belief that claims brought in the ordinary course of business will not have a material adverse effect on our business, financial condition or results of operation; our anticipation that net sales will be flat in the fourth quarter of fiscal year 2006 compared to third quarter of fiscal 2006; our belief that potential economic instabilities could materially adversely affect demand of our products; our anticipation that R&D expenses will flat or be slightly lower in the fourth quarter of fiscal year 2006 compared to third quarter of fiscal 2006; our expectation that SG&A expenses will be flat or be slightly lower in the fourth quarter of fiscal year 2006 compared to third quarter of fiscal 2006; our expectation to record a full valuation allowance on domestic tax benefits; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest expense; our revenue recognition practices regarding new products; recognition of compensation expense; our expectation that we will not recognize any significant tax benefits in our results of operations; our belief that our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; estimated future restructuring payments and charges; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; our expectation that goodwill from acquisition will not be deductible for tax purposes; our intention to evaluate other intangibles and long lived assets at such times as events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future undiscounted cash flow; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; the impact of the adoption of certain accounting pronouncements on our financial statements; our need for continued significant expenditures for research and development, marketing and other expenses for new products; and our plans to reduce our workforce by 14% and anticipated restructuring and other charges associated with such action.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancement tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; underestimate of the expenses associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002; difficulty in filling customer orders in a timely manner; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; inaccuracies in our assumptions regarding our tax positions; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; inability to effectively utilize our proprietary technology for product design; inaccuracies in determining our compensation expenses; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets and deferred compensation; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; our ability to maintain the requisite level of assets under its deferred compensation plan; increased fragmentation in the ATE industry; inability to successfully discontinue the memory product lines; unanticipated difficulties associated with implementation of our workforce reduction plan and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this Quarterly Report on Form 10-Q are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-Q should assume that the information provided today would still be valid in the future. Such information speaks only as of the date of this Form 10-Q.

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

Major business developments during the nine months ended July 31, 2006 and through the date of this Form 10-Q included:

•	David House, a forty-year veteran of the computing, communication and semiconductor industries with twenty-two years in management positions at Intel Corporation, was appointed executive chairman of our board of directors, effective December 9, 2005.

•	We adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” (SFAS 123(R)).

•	We made a decision to discontinue development of our next generation memory product due to the continued weakening in demand for these products and the decision by one of our large customers to significantly decrease capital spending. As a result, we wrote down approximately $11.8 million of inventory during the second quarter of fiscal year 2006.

•	We reviewed and evaluated our inventory against our forecast and determined that some of our legacy products’ demands have decreased. As a result, we recorded charges of approximately $24.2 million associated with the write-down of inventory and order cancellation charges during the third quarter of fiscal year 2006.

•	Based on a combination of factors identified during the third quarter of fiscal 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was significantly less than our book value for the preceding 10 weeks, we concluded there were sufficient indicators to require us to assess whether any portion of its recorded goodwill balance was impaired. We determined, based on our estimates of forecasted discounted cash flows and our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impairment charges of $423.9 million were necessary in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring charges and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this Quarterly Report on Form 10-Q.

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

During fiscal 2005, we introduced several new enhancements, systems and products. Certain revenues from sales of these new enhancements, systems and products during the nine months in fiscal 2006 and fiscal 2005 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

With respect to arrangements with multiple deliverables, we follow the guidance in Emerging Issue Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with our distributor relationships. Because of these business practices, we do not use “price protection,” “stock rotation” or similar programs with our distributors. In general, we sell product to the distributor on the basis of a purchase order received from an end customer. We evaluate any revenue recognition issues, in such cases, based on the characteristics of the end customer.

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

Deferred revenue includes deferred revenue related to maintenance contracts (and other undelivered services) and to extended warranties where products were sold with more than the standard one-year warranty. Deferred profit is related to equipment that was shipped to certain customers, but for which the revenue and cost of goods sold are not recognized because the customer-specified acceptance criteria has not been met as of the fiscal period end or because the customer is deemed to be a high credit risk and payment has not been received as of the fiscal period end.

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

We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. For the three years ended October 31, 2005 and nine months ended July 31, 2006, we have recorded a total of $80.6 million and $36.1 million, respectively, in write down of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both arisen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

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

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of our operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, discount rates and terminal growth rates, reflect our best estimates.

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2005 during the fourth quarter of the fiscal year. We determined that, based on market capitalization and on the test which indicated that the sum of the expected future discounted cash flows from the assets exceeded the earning value of those assets, the goodwill was not impaired.

Based on a combination of factors identified during the third quarter of fiscal 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was significantly less than our book value for the preceding 10 weeks, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined, based on our estimates of forecasted discounted cash flows and our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impairment charges of $423.9 million were necessary in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of SFAS 142 analysis and were determined not to be impaired.

We evaluate the carrying value of our long-lived assets, consisting primarily of purchased intangible assets, and property and equipment, in accordance with SFAS 144, “Accounting for the Impairment or Disposal for Long-Lived Assets,” whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We make certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of one to ten years.

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

Our net deferred tax asset balance as of July 31, 2006 was $0.4 million which relates to our foreign subsidiaries that are currently generating taxable income. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

We are a United States.-based multinational company subject to tax in multiple United States and foreign tax jurisdictions. Our effective tax rate is based on expected income, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have an impact on our effective tax rate.

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the unaudited condensed consolidated financial statements. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123(R), utilizing the modified prospective method, in the nine months ended July 31, 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See Note 7 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions discussed in Note 7, “Stock-Based Compensation,” of the unaudited condensed consolidated financial statements. We estimate the expected term of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC SAB No. 107. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before November 1, 2005, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after November 1, 2005, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

RESULTS OF OPERATIONS

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	56.2	52.9	55.1	57.4
Cost of goods sold – inventory write-downs	22.1	20.5	10.2	9.5

Gross margin	21.7	26.6	34.7	33.1
Operating expenses
Research and development	20.6	21.3	20.1	22.4
Selling, general and administrative	26.4	28.0	24.0	30.8
Restructuring charges	1.6	8.6	0.9	3.7
Reduction of goodwill	386.8	—	120.2	—
Amortization of purchased intangibles and deferred compensation	4.0	5.1	3.6	6.0

Total operating expenses	439.4	63.0	168.8	62.9

Operating loss	(417.7)	(36.4)	(134.1)	(29.8)

Net loss	(421.0)%	(37.2)%	(136.1)%	(31.7)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts and capital and operating lease sales. Net sales were $109.6 million for the third quarter of fiscal 2006 representing a decrease of 2% from net sales of $111.9 million during the third quarter of fiscal 2005. Net sales increased $44.7 million, or 15%, to $352.5 million for the nine months ended July 31, 2006 from $307.8 million for the nine months ended July 31, 2005. The decrease in net sales for the third quarter of fiscal 2006 as compared to fiscal 2005 was due to a softening of the PC market and customer delays of product shipments. The increase in net sales for the nine months ended July 31, 2006 as compared to July 31, 2005 was due primarily to increased demand of our analog mixed signal and wireless products. Furthermore, net sales increased as our products gained market acceptance. The increase in net sales was offset by a decrease of net sales of our memory products as a result of reduced capital spending in the memory products by our major IDM customers.

Our net sales by product line for the three and nine months ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
SoC	30%	36%	33%	37%
Analog Mixed Signal	36	21	32	20
Memory	3	3	2	3
Design Characterization Group	5	12	8	12
Service	26	28	25	28

Total	100%	100%	100%	100%

For the three months ended July 31, 2006, net sales of our analog mixed signal product increased 65% to $39.3 million from $23.8 million during the three months ended July 31, 2005. Our SoC, diagnostics and characterization and service and spare parts net sales for the three months ended July 31, 2006 decreased 20% to $67.5 million from $84.5 million during the three months ended July 31, 2005. Net sales from our memory products decreased 19% to $2.9 million during the three months ended July 31, 2006 from $3.6 million during the same period of fiscal 2005.

For the nine months ended July 31, 2006, net sales from our SoC, analog mixed signal and service and spare parts net sales increased to $316.1 million representing an increase of 21% from $261.9 million from the same period of fiscal 2005. The increase in net sales was offset by a 25% decrease in net sales of our memory products from $9.3 million during the three months ended July 31, 2005 to $7.0 million during the same period of fiscal 2006. Furthermore, our net sales for diagnostics and characterization products for the nine months ended July 31, 2006 decreased 20% to $29.4 million from $36.6 million during the nine months ended July 31, 2005.

We anticipate net sales will be flat in the fourth quarter of fiscal year 2006 compared to the third quarter of fiscal 2006. Net sales levels will be affected by the economic climate as well as other risks and factors described under the section titled “Risk Factors” herein.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
North America	26%	28%	31%	34%
Taiwan	10	11	12	7
China	4	7	5	6
Southeast Asia	35	24	26	18
Japan & Rest of Asia Pacific	5	9	5	12
Europe & Middle East	20	21	21	23

Total net sales	100%	100%	100%	100%

International net sales accounted for approximately 74% of total net sales in the third quarter of fiscal 2006 compared to 72% in the third quarter of fiscal 2005. International net sales accounted for approximately 69% and 66% of total net sales for the nine months ended July 31, 2006 and July 31, 2005, respectively. Our net sales to the Asia Pacific region accounted for approximately 54% and 50% of total net sales in the third quarter of fiscal 2006 and 2005, respectively, as well as 48% and 42% for the nine months ended July 31, 2006 and 2005, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Gross Margin

Our gross margin as a percentage of net sales was 22% and 27% during the three months ended July 31, 2006 and 2005, respectively. The decrease of gross margin during the three months ended July 31, 2006 as compared to the same period in 2005 was due primarily to increased in inventory write down charges of $0.7 million and the stock-based compensation expense of $0.3 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to costs of good sold in the three months ended July 31, 2006. In addition, our gross margin benefited by approximately $0.5 million or 2.2% and $1.1 million or 3.7% from the sale of fully reserved inventory during the three months ended July 31, 2006 and 2005, respectively. For three and nine months ended July 31, 2005, our gross margin benefited from the sale of fully reserved inventory by approximately $1.1 million or 3.7% and $4.0 million or 4.1%, respectively.

For nine months ended July 31, 2006 and 2005, our gross margin was 35% and 33%, respectively. Gross margin for the nine months ended July 31, 2006 increased due to improved manufacturing efficiencies resulting from the consolidation of our manufacturing facilities offset by inventory write-downs charges of $36.1 million attributable to decreased demand for our memory and other legacy products as compared to inventory write-downs charges of $29.1 million in the same period of fiscal 2005. In addition, the stock-based compensation expense of $0.5 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to costs of good sold in the three months ended July 31, 2006. In addition, our gross margin benefited by approximately $1.0 million or 0.9% and $4.0 million or 4.1% from the sale of fully reserved inventory during the nine months ended July 31, 2006, respectively. Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins.

Research and Development

Research and Development, or R&D, expenses were $22.6 million during the three months ended July 31, 2006, representing a decrease of 5% from $23.8 million during the three months ended July 31, 2005. The decrease in expenses during the three months ended July 31, 2006 resulted primarily from the reduction of engineering projects which caused project materials and outside services to decrease by approximately $0.5 million, decrease in maintenance contracts expense $0.6 million, decrease in compensation expense of $0.6 million resulted from previous headcount reductions and decrease in travel expense of $0.2 million. The decrease in R&D expenses were offset in part by the stock-based compensation expense of $0.6 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to R&D in the three months ended July 31, 2006.

R&D expenses were $70.8 million for the nine months ended July 31, 2006, compared to $68.9 million from the same period in the prior fiscal year, an increase of 3%. The increase in R&D expenses was primarily attributable to accelerated new product development investment costs of approximately $1.8 million in the first nine months of fiscal 2006 offset in part by a decrease in compensation expense of approximately $1.4 million due to previous headcount reductions and a decrease in travel expenses of $0.2 million. In addition, stock-based compensation expense of $1.5 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to R&D in the nine months ended July 31, 2006. We will continue to invest significant resources in the development and completion of new products and product enhancements. Accordingly, we anticipate that R&D expenses will remain flat or be slightly lower in the fourth quarter of fiscal year 2006 as compared to the third quarter.

Selling, General and Administrative

Selling, general, and administrative, or SG&A, expenses were $29.0 million in the three months ended July 31, 2006, compared to $31.3 million for the same period in the prior fiscal year, a decrease of 7%. The decrease in SG&A expenses for the third quarter of fiscal 2006 as compared to the same period in fiscal 2005 is primarily due to a decrease in audit and Sarbanes-Oxley compliance related costs of $2.7 million, integration expense in the third quarter fiscal 2005 of $1.7 million, with no comparable charges in the same period ended in fiscal year 2006, and a decrease in depreciation and maintenance expenses of $0.2 million. The decrease in SG&A was offset by an increase in compensation expense of $1.8 million and an increase stock-based compensation expense of $0.8 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to SG&A in the three months ended July 31, 2006.

SG&A expenses were $84.4 million during the nine months ended July 31, 2006, compared to $94.6 million for the same period in the prior fiscal year, a decrease of 11%. SG&A expenses decreased during the nine months ended July 31, 2006 as compared to the same period of fiscal 2005 due primarily to the decreases in audit and Sarbanes-Oxley compliance related costs of $2.7 million, integration expense for the nine months in fiscal 2005 of $9.7 million, with no comparable charges in the same period ended in fiscal year 2006, and a decrease in depreciation and maintenance expenses of $0.6 million. The decrease in SG&A was offset by an increase in compensation expense of $2.0 million and stock-based compensation expense of $2.4 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to SG&A in the nine months ended July 31, 2006. We expect SG&A expenses will be flat or be slightly lower in the fourth quarter of fiscal year 2006 as compared to the third quarter.

Amortization of Purchased Intangibles and Deferred Compensation

Amortization of purchased intangibles and deferred compensation expenses were $4.3 million for the three months ended July 31, 2006, compared to $5.7 million for the same period of the prior fiscal year, a decrease of 22%. Amortization of purchased intangibles and deferred compensation expenses were $12.7 million for the nine months ended July 31, 2006, compared to $18.7 million for the same period in the prior fiscal year, a decrease of 32%. Upon the adoption of SFAS 123(R), we discontinued the amortization of our deferred stock compensation, which was approximately $1.0 million and $2.5 million in the three and nine months ended July 31, 2005, respectively. Of the $5.7 million recorded in the three months ended July 31, 2005, amortization of purchased intangibles was $4.7 million. Of the $18.7 million recorded in the nine months ended July 31, 2005, amortization of purchased intangibles was $16.2 million. The decrease in amortization of purchased intangible assets in the three and nine months ended July 31, 2006 from the comparable periods in fiscal 2005 was due primarily to certain purchased intangible assets including trademark, purchase product backlog, patents and non-compete agreements that became fully amortized in the nine months ended July 31, 2006.

Reduction of Goodwill

Effective November 1, 2002, the Company adopted SFAS 142, which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002.

It is required that we test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel; a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

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

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of our operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, discount rates and terminal growth rates, reflect our best estimates.

As mandated by SFAS 142, we completed our annual goodwill impairment test as of July 31, 2005 during the fourth quarter of the fiscal year. We determined that, based on market capitalization and on the test which indicated that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets, the goodwill was not impaired.

Based on a combination of factors identified during the third quarter of fiscal 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was less than our book value for the preceding 10 weeks, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We concluded based on our estimates forecasted discounted cash flows as well as our market capitalization that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impairment charges of $423.9 million were necessary in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

We have performed the first step of the interim SFAS No. 142 analysis, consisting of a comparison of the fair value of the reporting unit with our carrying amount, including the goodwill. The fair value of the reporting units was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, we assumed a forecasted cash flow period of 5 years, long-term annual growth rates of 9% to 17%, a discount rate of 20% and terminal value growth rates of 5%. We also considered our total market capitalization as of July 31, 2006, and our average market capitalization for the quarter in order to assess volatility of our market capitalization on that day. Based on the first step of the analysis, we determined that the carrying amount of the reporting unit was in excess of its fair value. As such, we were required to perform the second step of the analysis on the reporting unit that has failed the first step test to determine the amount of the impairment loss. The second step of the analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of the Company to the Company’s tangible and intangible assets (other than goodwill). Based on the second step of the analysis, we concluded that all of our recorded goodwill ($423.9 million) was impaired and as such recorded a noncash charge to continuing operations during the third quarter of fiscal 2006.

Restructuring Charges

During the three months ended July 31, 2006 and 2005, we recorded restructuring charges of approximately $1.8 million and $9.7 million, respectively. Restructuring charges were $3.2 million and $11.4 million during the nine months ended July 31, 2006 and 2005, respectively. The restructuring charges were for severance expenses related to headcount reduction, facilities, fixed assets write-off and other liabilities related to the discontinuance of the memory product. We anticipate restructuring charges including severance and related charges ranging from $8.0 million to $10.0 million in the aggregate in the fourth quarter of fiscal year 2006.

Interest Income

We generated interest income of $1.0 million and $0.7 million in the third quarter of fiscal 2006 and 2005, respectively. For the nine months ended July 31, 2006 and 2005, interest income was $2.8 million and $2.0 million. The increase in the three and nine months ended July 31, 2006, was primarily due to higher interest rates compared to the same period of prior year, partially offset by lower cash, cash equivalents and short-term investment balances.

Interest Expense

Interest expenses were $0.7 million and $0.8 million for the third quarter of fiscal year 2006 and 2005, respectively. For the nine months ended July 31, 2006 and 2005, interest expenses were $2.1 million and $2.2 million, respectively. Interest expense primarily represents interest on our convertible debt of $180.0 million.

Other Income (Expense), Net

Other income (expense), net was $1.8 million of expense and $1.1 million of income for the third quarter of fiscal 2006 and 2005, respectively. For the nine months ended July 31, 2006 and 2005, other income (expense), net was $2.7 million of expense and $3.0 million of income, respectively.

The change to net other expense in the three months ended July 31, 2006 from net other income in the three months ended July 31, 2005 was primarily due to an unfavorable change in foreign currency valuation of approximately $0.8 million and the write off of impaired equity investment of $0.9 million, offset in part by a gain of $0.4 million on fixed asset disposals in the three months ended July 31, 2006.

The change to net other expense in the nine months ended July 31, 2006 from net other income in the nine months ended July 31, 2005 was primarily due to the mark up to fair value of an acquired liability of $1.2 million owed to the former parent of NPTest , offset in part by a gain on the sale of an equity investment of $0.3 million in the nine months ended July 31, 2006. In addition, there was an unfavorable change in foreign currency valuation from the nine months ended July 31, 2005 to the nine months ended July 31, 2006 of approximately $2.0 million, the write off of impaired equity investment of $0.9 million and higher loss on the disposal of fixed assets of approximately $1.0 million during the nine month period ended July 31, 2006 as compared to the same period in fiscal year 2005.

Income Taxes

We recorded an income tax provision of $2.1 million and $4.9 million for the three and nine months ended July 31, 2006, respectively, as compared to $2.0 million and $8.6 million for the same periods of fiscal 2005, respectively. The income tax expense for the periods consists primarily of foreign tax expense on earnings generated from our foreign operations. We expect to record a full valuation allowance on domestic tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a stock-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new and treasury shares. As of July 31, 2006, we had approximately 5.2 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, we adopted the provision of Statement of Financial Accounting Standard No. 123(R) (SFAS 123(R)), “Share-Based Payment,” for our share-based compensation plans. Under SFAS 123(R), we are required to recognize stock-based compensation costs based on the estimated fair value at the grant date for our share-based awards. We previously accounted for our employee stock option and employee ESPP under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” (SFAS 148).

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

As a result of adopting SFAS 123(R), our losses before income taxes and net loss for the three and nine months ended July 31, 2006 were $1.2 million and $2.6 million higher, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended July 31, 2006 would have been $0.01 and $0.04 lower, respectively, if we had not adopted SFAS 123(R). There was no effect on the unaudited consolidated statements of cash flows from adopting SFAS 123(R).

Prior to the adoption of SFAS 123(R), in August 2005, our board of directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors were excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, our executive officers agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of our common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represented approximately 15% or approximately 2.8 million shares of the total of all outstanding options on August 29, 2005. The acceleration was intended to reduce the stock option expense we would be required to record after the adoption of SFAS 123(R). This acceleration reduced approximately $10.0 million of stock option expenses under SFAS 123(R) which would have been recognized as an expense through December 2008.

At July 31, 2006, there was $10.0 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 3.0 years. At July 31, 2006, there was $1.0 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a six months period.

See Note 7 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended July 31, 2006, net cash used in operating activities was $11.3 million. The primary use of this cash resulted from a net loss of $479.6 million, offset by reduction of goodwill of $423.9 million, depreciation and amortization of $39.7 million, non-cash charges related to the inventory write-downs, facility consolidation, and property and equipment write-off of $37.5 million, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $4.5 million, allowance for doubtful accounts of $0.6 million and impairment of an equity investment of $0.9 million. The net cash used in operating activities was offset in part by the increases in changes in operating assets and liabilities of $39.6 million.

Investing activities used net cash of $17.5 million for the nine months ended July 31, 2006, primarily attributable to net cash used of $28.6 million to purchase available-for-sale securities, $4.6 million used to acquired Hypervision and $7.4 million to purchase property and equipment to support our business, partially offset by sales and maturities of available-for-sale securities of $20.8 million and proceeds from the sale of property and equipment of $2.4 million which mainly reflected the sale of our Oregon land.

Financing activities used net cash of $1.1 million in the nine months ended July 31, 2006, primarily attributed to payment of bank loan of $5 million, offset by cash provided from the issuance of common stock related to our employee equity plans.

As of July 31, 2006, we had working capital of $179.2 million, including cash and short-term investments of $129.3 million, and accounts receivable and inventories totaling $163.6 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. Events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire through 2010. The approximate future minimum lease payments at July 31, 2006 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Special Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2006	$997	$142	$855
Fiscal 2007	3,114	179	2,935
Fiscal 2008	1,713	50	1,663
Fiscal 2009	1,269	—	1,269
Fiscal 2010	631	—	631
Thereafter	1,228	—	1,228

	$8,952	$371	$8,581

The leases written off in special charges of $0.4 million are accounted for in our accrued expenses and other liabilities balance on the condensed consolidated balance sheets at July 31, 2005.

The following summarizes our minimum contractual cash obligations and other commitments at July 31, 2006, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$8,952	$997	$3,114	$1,713	$1,269	$631	$1,228
Convertible subordinated notes (2)	180,000	—	—	180,000	—	—	—
Interest on convertible subordinated notes	4,838	675	2,700	1,463	—	—	—
Minimum commitment under Technology Development Agreement	940	940	—	—	—	—	—
Open and non-cancelable purchase order commitments	57,791	41,602	16,189	—	—	—	—

Total contractual cash obligations	252,521	44,214	22,003	183,176	1,269	631	1,228

(1)	Approximately $0.4 million of this total has been accrued for as restructuring charges in the condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the condensed consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At July 31, 2006, we had open and committed non-cancelable purchase orders totaling approximately $57.8 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at July 31, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

As of July 31, 2006, our principal sources of liquidity consisted of approximately $113.6 million of cash and cash equivalents and short-term investments of $15.7 million.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, United States Treasury notes and obligations of United States Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted–average interest rates by year of maturity for our investment portfolio (in thousands, except percent amounts).

	Balance October 31, 2005	Future maturities of investments held at July 31, 2006
		Balance July 31, 2006	2006	2007	2008	2009	Thereafter
Cash and cash equivalents
Amounts	$142,180	$113,606	$113,606	—	—	—	—
Average rate	2.29%	4.05%	4.05%	—	—	—	—
Short term investments
Amounts	$7,425	$15,681	$15,681	—	—	—	—
Average rate	3.84%	5.16%	5.16%	—	—	—	—

Total investment	$149,605	$129,287	$129,287	—	—	—	—
Average rate	2.37%	4.18%	4.18%	—	—	—	—
Equity instruments	$391	—	—	—	—	—	—

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

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease in interest rate would result in an increase or a decrease in interest income of approximately $0.2 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond our control.

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in United States dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. For the three months ended July 31, 2006 and 2005, foreign currency gains/losses were approximately $0.1 million loss and $0.9 million gain, respectively. Foreign currency gains/losses were approximately $0.6 million loss and $1.2 million gain for the nine months ended July 31, 2006 and 2005, respectively. They are included in other income (expense), net on the condensed consolidated statements of operations. The gain during the three and nine months ended July 31, 2005 was primarily due to the United States dollar becoming stronger.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In March 2005, Roy Schmidt, a former employee, filed a complaint in the Superior Court of Santa Clara County, California against us, alleging fraud and various other contractual and tort claims in connection with the termination of his employment by us. We settled this claim in early May 2006.

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

Set forth below, elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for fiscal year ended October 31, 2005.

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

Over time, we have expanded our base of customers; however, a large portion of our revenues are generated from a small number of key customers. In particular, two customers, Intel Corporation and Advanced Micro Devices, Inc., accounted for 14% and 20% of our net sales for the nine months ended July 31, 2006, respectively. Our top ten customers accounted for 65%, 66% and 55% of our net sales for the nine months ended July 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

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

For example, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Credence. The FASB issued changes to United States GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on November 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $1.2 million and $2.6 million for the three and nine months ended July 31, 2006, respectively.

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

Our ability to compete in the Automatic Test Equipment, or ATE, market depends upon our ability to successfully develop and introduce new products and enhancements with enhanced features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisitions. Our customers require test systems with additional features, higher performance and other capabilities. Therefore, it is necessary for us to develop new systems and/or enhance the performance and other capabilities of our existing systems to adequately address these requirements. Any success we may have in developing new and enhanced systems and new features to our existing systems will depend upon a variety of factors, including:

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

We face substantial competition from ATE manufacturers throughout the world. A substantial portion of our net sales is derived from sales of mixed-signal testers. We face in some cases seven and in other cases nine competitors in our primary market segments of digital, mixed signal, and RF wireless ATE. We believe that the ATE industry in total has not been profitable for the last three years, indicating a very competitive and volatile marketplace. Several of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. In addition, three of our competitors recently completed initial public offerings. The success of these companies could make the competitive environment could become substantially more severe. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 14%, 14% and 23% of our net sales in the nine months ended July 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This new corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

One or more of our foreign subsidiaries hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the United States Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

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

International sales accounted for approximately 69%, 69% and 72% of our total net sales in the nine months ended July 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding any health risks on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	an outbreak of hostilities in markets where we sell our products, including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, joint venture partners, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences;

•	the possibility of difficulty in accounts receivable collection;

•	greater difficulty in maintaining United States accounting standards; and

•	greater difficulty in protecting intellectual property rights.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 51%, 47% and 52% of our total net sales the nine months ended July 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single Asian end-user customer accounted for more than 10% of our net sales during the nine months ended July 31, 2006 and fiscal years ended October 31, 2005 and 2004. No single European end-user customer accounted for more than 10% of our net sales during the nine months ended July 31, 2006 and fiscal year 2005. However, one end-user customer headquartered in Europe, STMicroelectronics N.V., accounted for 15% of our net sales in fiscal 2004. Two customers headquartered in the United States, Intel Corporation and Advanced Micro Devices, accounted for 14% and 20% of our net sales in the nine months ended July 31, 2006, respectively.

In addition, one of our major distributors, Spirox Corporation, which accounted for 14%, 14% and 23% of our net sales in the nine months ended July 31, 2006 and fiscal years ended October 31, 2005 and 2004, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

We completed our annual goodwill impairment test as of July 31, 2005 during the three months ended October 31, 2005. We determined that, based on market capitalization and on the test which indicated that the sum of the expected future discounted cash flows from the assets exceeded the carrying value of those assets, the goodwill was not impaired.

Based on a combination of factors identified during the third quarter of fiscal 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was significantly less than our book value for the preceding 10 weeks, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined, based on our estimates of forecasted discounted cash flows and our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impairment charges of $423.9 million were necessary in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record impairment charges related to our long-lived assets in accordance with SFAS 144, “Accounting for Impairment or Disposal for Long-Lived Assets,” which could have a material adverse effect on our results of operations and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, or Firm, is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of October 31, 2005. In this and future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Terrorist attacks, terrorist threats, geopolitical instability and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in September 2001 in the United States and ensuing events and the resulting decline in consumer confidence had a material adverse effect on the economy.

Any similar future events may disrupt our operations or those of our customers and suppliers. Our markets currently include Taiwan, Korea and Israel, which are experiencing political instability. In addition, these events have had and may continue to have an adverse impact on the United States and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the United States and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

CREDENCE SYSTEMS CORPORATION
(Registrant)

September 11, 2006 Date	/S/ JOHN BATTY
John Batty Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of Credence Systems Corporation, as currently in effect.

3.2(2)	Amended and Restated Bylaws of Credence Systems Corporation, as currently in effect.

4.2(3)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.3(3)	Form of Global Note (included in Exhibit 4.3).

10.4	Lease and Sublease Termination Agreement between the Registrant and CARR NP Properties LLC.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.