Form 10-K
period 2006-10-31
CREDENCE SYSTEMS CORP
filed 2007-01-12
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

Indicate by check mark if the registrant is not registered to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 28, 2006 was approximately $513,480,644 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market as of that date of $7.09). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 31, 2006, approximately 100,612,071 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on March 15, 2007 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this report.

FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Forward-looking statements include statements regarding our objective to be the leading supplier of test solutions from design through production test; the increasing importance of assembly and test service companies in the ATE market; our dependence upon the success of our major customers; our dependence on obtaining orders from new and current customers and the general global economy; international business continuing to account for a significant portion of our net sales; our belief that order cancellations and customer-requested shipment delays will occur in the future; our development of long-term relationships with major customers; our focus on increased cycle time, accuracy and pin counts of our tester products and co-development of technology between our product groups; our continued efforts to provide solutions that allow a more rapid, cost-effective development of ATE test programs; our dedication to continue to invest significant resources in the development of new products and enhancements; the possibility that litigation may be necessary to enforce our patents and other intellectual property rights; our manufacturing objective to produce engineering validation test systems and ATE that conform to our customers’ requirements at the lowest commercially practical manufacturing cost; management of our inventory through agreements with both suppliers and subcontractors; our belief that we compete favorably with respect to throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership; our future results being dependent on attracting and retaining highly skilled workers; our dependence on continued significant expenditures related to new products, capital equipment purchases and worldwide training and customer service and support; our belief that our net sales and operating results will continue to fluctuate; our intention to introduce new products and product enhancements; our belief that our gross margins on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers will harm our business and operating results; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our existing cash and short-term investments being sufficient to meet our cash requirements for the foreseeable future; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; significant portions of our new orders being dependent upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; our belief that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us; our dependence upon obtaining orders for systems to be shipped in the same quarter in which the order is received; the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers being of critical importance to our future financial results; investment of significant resources in the development and completion of new products and product enhancements; investment of significant resources in property and equipment, purchased and leased facilities, inventory and other cost; the possibility that we may repatriate additional cash from our foreign subsidiaries; our ability to maintain or increase sales levels in Taiwan; our anticipation that international sales will continue to account for a significant portion of our total net sales; our expectation that we will continue to receive notice of third party claims for infringement and that litigation expenses with respect to those claims may continue to be an expensive and time consuming process for us; our expectation that our expenses will increase as a result of our response to requirements of the Sarbanes-Oxley Act of 2002; our expectation that the Sarbanes-Oxley Act of 2002 will continue to make it more difficult and more expensive for us to obtain director and officer liability insurance; our dependence on the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; our existing properties, including both owned and leased sites, being in good condition and adequate to meet our current and foreseeable future requirements; our belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; our belief that claims brought in the ordinary course of business will not have a materially adverse effect on our business, financial condition or results of operation; our anticipation that net sales will be $118 million to $122 million in the first quarter of fiscal year 2007; our belief that gross margin percent could be flat to slightly higher in the first quarter; our anticipation that R&D expenses in absolute dollars for fiscal 2007 will be lower in the first quarter compared to the fourth quarter of fiscal 2006; our expectation that SG&A expenses in absolute dollars for fiscal 2007 will be lower in the first quarter compared to the fourth quarter of fiscal 2006; our anticipation that our annual amortization for purchased intangible assets will be $17.9 million and $15.9 million for the fiscal years ending in 2007 and 2008, respectively; our expectation that we will record a full valuation allowance on domestic tax benefits; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest income or expense; our revenue recognition practices regarding new products; our expectation that we will not recognize any significant tax benefits in our results of operations; our belief that our current cash positions will be sufficient to meet our anticipated business requirements for the next 12 months; estimated future restructuring payments; our dependence on generating sufficient taxable income in future years to realize net deferred tax assets; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; the impact of the adoption of certain accounting pronouncements on the Company’s financial positions or results of operations; our need for continued significant expenditures for research and development, marketing and other expenses for new products; our expectation of continuing volatility in order activity; our belief that it is probable that orders will be canceled and delayed in the future; our intent to maintain the rapid pace of product innovation on scalable platforms; our improving yield and increasing throughput; our intent to continue focusing on the high growth opportunities of the SoC ATE market; our intent to continue focusing on emerging opportunities for profitable growth; our intent to leverage our relationships with industry leaders to enhance market position; our intent to lower total cost of ownership; our intent to continue delivering an outstanding total customer experience throughout the product life cycle; our intent to optimize our operating model to generate sustainable profitability; our belief that a significant portion of investments will provide the marketing, administration and after-sales service and support required for these new products; our intent to maintain the Disclosure Controls as dynamic systems that change as conditions warrant; our intent to make public disclosure of our Code of Ethics by posting our information on our website in accordance with SEC rules; our plan to continue recognizing compensation expense for all share-based payment awards; and our intent to outsource in the future and our expectation that we will achieve operational flexibility and costs savings as a result of outsourcing.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancement tools; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; the timing of orders; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; inaccuracies in our assumptions regarding our tax positions; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; unanticipated difficulties in the remediation of internal control deficiencies; ability of the Company to maintain the requisite level of assets under its deferred compensation plan; increased fragmentation in the ATE industry; cost overruns, delayed deliveries, shortages, quality issues or other problems resulting from outsourcing; and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this annual report on Form 10-K are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this annual report on Form 10-K should assume that the information provided today will still be valid in the future. Such information speaks only as of the date of this annual report on Form 10-K.

Item 1.	Business

We are a leading provider of test and diagnostics solutions for the consumer age integrated circuit industry. We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We utilize our proprietary technologies to design products that enable the flexibility needed by our customers to meet their challenging time to market needs, at a lower total cost of ownership and improved yield learning cycles. Our products help bridge the communication gap between design teams, the foundries used to manufacture their products, and the test and diagnostics groups involved in characterization and debug for their products. This improves their ability to bring products from concept to yield in today’s challenging “nano-chip” environment. By applying leading-edge technology to create flexibility and lower the overall cost-of-test, we are committed to deliver innovative technology at a competitive cost and performance advantages to integrated device manufacturers, or IDMs, wafer foundries, outsource assembly and test suppliers or OSATs and fabless chip companies worldwide.

We were incorporated in California in March 1982 and were reincorporated in Delaware in October 1993. “Credence” or the “Company,” “we,” “us” and “our” refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 1421 California Circle, Milpitas, California and our telephone number is (408) 635-4300. Our worldwide website address is www.credence.com. On our Investor Relations page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Mr. John Batty, the Company’s Senior Vice President, Chief Financial Officer and Secretary, at the Company’s headquarters at 1421 California Circle, Milpitas, California 95035. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. “Credence Systems Corporation,” “Credence,” “IMS,” “Fluence,” “SC,” “ValStar,” “Quartet,” “Octet,” “Sapphire,” “ITS9000,” “ASAP,” “SPP,” “Electra,” “Vanguard,” “Kalos,” “DUO,” “TMT,” “MVNA,” “Virtual Test,” “Optonics,” “Emiscope” and “SZ” are certain of our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies.

Industry Overview

The design and manufacture of semiconductor devices is a complex and capital-intensive multi-step process, involving many different types of equipment to manufacture, assemble and test semiconductor devices. The continuing evolution of semiconductor devices to smaller line width geometries, higher in unit production and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Semiconductor designers and manufacturers are under increasing pressure to bring high quality, smaller and increasingly complex integrated circuits, or ICs, to market faster and at lower cost. Semiconductor test equipment plays an important role in enabling semiconductor designers and manufacturers to lower their overall costs and get products to market quickly in addition to improving the quality and reliability of the end product. As a direct result of the increasing pressure placed on semiconductor designers and manufacturers, semiconductor test equipment and services suppliers are facing new challenges in meeting the demand for equally sophisticated test equipment.

The rapid growth in consumer electronics targeted end-user products requires the development of next generation device technologies. For example, access to information is migrating from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the Internet, which is accessible from anywhere by a variety of new portable electronic communication products. To enable the rapid introduction of new system capability, designers utilize session initiation on protocol, or “SIP” technologies that support the changing configurations needed at a lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single package. These discrete technologies were historically available only on several separate semiconductor devices, each performing a specific function. By integrating these functions in a single package, SIP enables lower cost, smaller size, higher performance, and lower power consumption while supporting rapid innovation. Credence’s flexible platform allows high flexibility in device configuration while our high performance IC engineering validation test systems enable customers to bring next generation device technologies quickly, cost-efficiently and successfully to market.

Semiconductor manufacturers continue to strive for manufacturing and process improvements in order to satisfy the demand for smaller, better performing and lower cost semiconductors. Semiconductor manufacturers are aggressively pursuing strategies to reduce their overall cost-of-test by increasing the throughput of their test systems. Cost-of-test includes the initial ATE and ancillary equipment purchase price, as well as set-up and operating costs, and is often the most significant manufacturing cost, particularly for high-volume, low-cost devices. For these types of devices, ATE throughput, or the number of devices that can be tested in a given unit of time on a single test system, is a key determinant of cost-of-test per device and of a manufacturer’s ability to compete profitably.

The Credence Solution and Strategy

Our objective is to be a leading supplier of semiconductor test and diagnostics solutions for consumer ICs, providing the highest return on our customers’ investment in test equipment. This includes high performance IC engineering validation test systems, compelling silicon debug and diagnostic systems, and high flexibility cost-effective ATE for production testing of ICs used in high volume applications. Semiconductors tested by our systems are incorporated into a wide range of products in high-growth markets, including consumer markets such as digital cameras, MP3 players, cellular telephones, video/ multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers.

Key aspects of our solution and strategy are:

•	maintaining the rapid pace of product innovation on flexible scalable platforms;

•	improving yield and increase throughput;

•	focusing on the high growth opportunities of the system-on-chip, or “SoC,” ATE market such as the high volume consumer market and computing, networking and wireless products;

•	continuing to focus on emerging opportunities for profitable growth;

•	leveraging relationships with industry leaders to enhance market position;

•	lowering total cost of ownership;

•	continuing to deliver an outstanding total customer experience throughout the product life cycle; and

•	optimizing our operating model to generate sustainable profitability.

Products

Credence offers an array of test products including mixed-signal analog to digital applications and wireless and SoC devices. Our production and diagnostics test portfolio delivers increased reliability and superior functionality. Furthermore, our suite of world-class debug, characterization and production test systems helps ensure quality and cost management through every stage of design, first-silicon validation and high-volume manufacturing.

Analog Mixed Signal Products

Diamond.    Introduced in fiscal year 2005, the Diamond platform is the industry’s most cost effective test solution addressing the more cost driven markets such as personal consumer devices, micro-controllers, digital-baseband and display driver technologies. Utilizing a cPCI based architecture, the Diamond platform is highly configurable and supports high extendibility and scalability. Its Ethernet ring based communication architecture supports massive multi-site testing with very low overhead, which results in a superior cost of test model for our customers. The Diamond platform leverages electronics integration and air-cooling to produce a compact form factor and utilizes high density technology in a variety of instruments for digital, mixed signal and RF tests. It is used for engineering as well as wafer sort and final production testing. The Diamond platform includes the Diamond 10 mixed signal ATE.

ASL 3000.    Introduced in fiscal year 2002, the ASL 3000 is an extension of the ASL product line featuring an increased number of mixed signal instruments, expansion to 64 pins of digital capability and DSP based mixed signal test. The ASL 3000 is capable of testing more complex devices and more devices in parallel and targets a wide range of ICs used in personal communications. Our RF wireless test products provide tools to IC manufacturers for use in characterization and production test of high performance, cost sensitive RF devices. Incorporating our proprietary Modulated Vector Network Analysis, or MVNA, technology to test RF devices, the ASL 3000RF is targeted at cost effective testing of RF front-end devices that are typically manufactured using Gallium Arsenide (GaAs), Bi-polar (Bi-CMOS) technology. The devices, power amplifiers, or PAs, low noise amplifiers, or LNAs, synthesizers, mixers and switches and integrated combinations of these, or base band chips, are used in both digital and analog cell phones. Providing capability to test devices compliant with Bluetooth and 802.11 standards, the ASL 3000RF delivers high performance, high throughput and leading cost of test economics.

ASL 1000.    The ASL 1000 product line tests the traditional analog function blocks such as amplifiers, regulators, switches and converters either as individual ICs or as larger function ICs such as battery power management devices in portable electronics devices. The ASL 1000 was introduced in fiscal year 1996. This system is highly configurable and targeted at testing the traditional analog building block ICs. As the traditional analog or linear device producers move to more efficient manufacturing, the multi-site test capability of the ASL 1000 has proven to be very effective at reducing their cost of test.

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

System on Chip Products

Sapphire.    Sapphire is the first scalable platform to be brought to market for testing high performance microprocessors, chipsets and consumer devices. This high performance SoC configurable test platform first shipped in December 2003. It is designed to be a highly reconfigurable and scalable functional and structural tester for a wide range of high performance ICs. All of Sapphire’s test electronics are integrated in the test head and interconnected by a proprietary high bandwidth bus, which results in a lower cost platform and a smaller footprint. Sapphire is used for silicon debug and validation, characterization, wafer sort and final test. The scalable platform allows a variety of digital and mixed signal instruments to be easily configured to test devices demanding compelling performance (e.g., PCI Express 2 on graphics chips or very high-speed serial front side buses on state of the art microprocessors).

Diagnostics & Characterization Products

EmiScope.    A configurable, expandable platform for non-invasive, transistor-level internal signal probing of silicon ICs. The EmiScope is the industry-leading solution for debug of flip-chip packaged and multi-metal layer devices. Using innovative time-resolved photon emission detection technology, the system enables semiconductor manufacturers to perform debug and characterization more quickly and effectively, thus bringing products to market faster, with fewer design re-spins. The system’s high-bandwidth electronics, high-resolution imaging, and data management capabilities enable semiconductor manufacturers to perform timely design debug, failure analysis and characterization. The EmiScope offers multiple user options, including five lens sets for a variety of package types, high-power cooling, flexible fixture and software data analysis modules.

OptiFIB.    The OptiFIB is a Focused Ion Beam product used for circuit edit and repair. The OptiFIB is unique because it combines ion and photon optics in a single coaxial column with a CAD navigation interface, which enables the user to align FIB and CAD images simultaneously, increasing the accuracy of circuit modification. In failure analysis, the OptiFIB can identify and repair circuit layout at inner metal layers. The system can provide the option to edit 300mm wafers.

Meridian.    The Meridian is a next generation electrical failure analysis platform combining an emission microscope and a laser scanning microscope that provide unmatched sensitivity in fault identification and defect localization for developers of advanced, low-voltage, high-density semiconductor devices.

Ruby.    The Ruby is an integrated back side laser voltage probing tool used for design debug and failure analysis. The system includes laser scanning microscope, IR laser, PDP optical blocks and imaging optics. It is configured with GaAs SIL which provides a superior optical resolution for advanced process technology.

Customers, Markets and Applications

We focus on digital logic, analog, mixed-signal, RF and device manufacturers that serve the fast growing consumer electronics IC market. Our customers design, manufacture and test semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, mobile consumer electronics, digital televisions, wireless Local Area Network, or LAN, and multimedia hardware.

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

Advanced Micro Devices, Inc., headquartered in the United States, accounted for 23% and 14% of our net sales in fiscal years 2006 and 2005, respectively. Intel Corporation, headquartered in the United States, accounted for 15% and 25% of our net sales in fiscal years 2006 and 2005, respectively. STMicroelectronics N.V., headquartered in Europe, accounted for 15% of our net sales in fiscal year 2004. In addition, one of our major distributors, Spirox Corporation, accounted for 13% and 14% of our net sales in fiscal years 2006 and 2005, respectively.

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

For information on our geographic data and major customers, see Note 12—“Industry Segments and Concentration of Risks,” of the Notes to the Consolidated Financial Statements included elsewhere herein. Our international sales are primarily denominated in United States dollars. We anticipate that our international business will continue to account for a significant portion of net sales in the foreseeable future. See “Risk Factors—Our international business exposes us to additional risks.”

Backlog

We schedule production of our systems based upon order backlog and order forecast. We include in our backlog only those customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of October 31, 2006, our order backlog for systems, exclusive of orders for spare parts, service and support, was approximately $117.1 million plus an additional $10.4 million of deferred revenue under Staff Accounting Bulletin 104, “Revenue Recognition,” (SAB 104) as compared with $134.9 and $8.8 million, respectively, as of October 31, 2005. We have historically experienced order cancellations and customer-requested shipment delays in connection with cyclical downturns in the semiconductor industry. We believe it is probable that order cancellations and customer-requested shipment delays will continue to occur in the future.

Sales, Service and Support

We currently market and sell our products in the United States and Europe principally through our direct sales organization, with direct sales employees and representatives in over 14 locations. Outside the United States and Europe, we utilize both direct sales employees and a broad network of distributors, with direct sales employees and distributors in over 18 countries. Shipments through distributors represented approximately 19%, 20% and 35%, of net sales during fiscal years 2006, 2005 and 2004, respectively.

We and our distributors have sales and support centers located in the United States, Middle East, Europe and Asia from which both direct Credence personnel and independent sales and service representatives sell and support our products. We believe that field support is critical to our customers. Support encompasses many of the components of the total cost of ownership for test equipment. We seek to develop long-term relationships with major customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers’ systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements.

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

Research and development expenses were $91.4 million in fiscal year 2006, $92.5 million in fiscal 2005 and $80.5 million in fiscal year 2004 (excluding acquisition related charges of $7.9 million for in-process research and development, or IPR&D).

Proprietary Rights

We attempt to protect our intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. Our current patent portfolio includes approximately 302 United States patents plus foreign counterparts. Our patent portfolio reflects a combination of pursuing our ongoing patent filing and prosecution activities and the acquisition of patents as part of our merger activities. Our patents relate to a range of technologies including features of our products. From time to time we grant licenses under our patents and technology and receive licenses under patents and technology from others.

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

Competition

The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States and Japan, as well as from some of our customers. These competitors include, among others, Advantest Corporation, Eagle Test Systems, Inc., LTX Corporation, Nextest Systems Corporation, Teradyne Inc. and Verigy Ltd. and, with respect to certain of our diagnostics and characterization products, FEI Company and Hamamatsu Corporation.

The principal elements of competition in our markets and the basis upon which our customers select engineering validation testers and ATE include throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership. We believe that we compete favorably with respect to these factors. See Risk Factors—“The ATE industry is intensely competitive which can adversely affect our ability to maintain our current net sales and our revenue growth.”

Employees

As of October 31, 2006, we had a total of 1,438 direct employees and 75 temporary or contract employees. Of the 1,438 direct employees, 532 employees are in manufacturing and customer service, 536 employees are in research and development and 370 employees are in selling, general and administrative functions. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our domestic employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

Item 1A.	Risk Factors

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

A variety of factors could affect our results of operations. The above graph illustrates that our quarterly net sales and operating results have fluctuated significantly. We believe they will continue to fluctuate for several reasons, including:

•	worldwide economic conditions in the semiconductor industry in general and capital equipment industry specifically;

•	loss of certain key customers who account for large portions of our revenue;

•	patterns of capital spending by our customers, including delays, cancellations or reschedulings of customer orders due to customer financial difficulties or otherwise;

•	market acceptance of our new products and enhanced versions of existing products;

•	changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom integrated circuits, or ICs, subassemblies and services, customization and reconfiguration of our systems and product reliability;

•	our manufacturing capacity and ability to volume produce systems, including our newest systems, and to meet customer requirements;

•	manufacturing inefficiencies associated with the start-up of our new products, changes in our pricing or payment terms and cycles, and those of our competitors, customers and suppliers;

•	our ability to attract and retain qualified employees in a competitive market;

•	timing of new product announcements and new product releases by us or our competitors;

•	write-offs of excess and obsolete inventories and accounts receivable that are not collectible;

•	labor and materials supply constraints;

•	expenses associated with acquisitions and alliances, including expenses charged for any impaired acquired intangible assets;

•	operating expense reductions associated with cyclical industry downturns, including costs relating to facilities consolidations and related expenses;

•	the proportion of our direct sales and sales through third parties, including distributors and OEMs, the mix of products sold, the length of manufacturing and sales cycles, and product discounts; and

•	natural disasters, political and economic instability, currency fluctuations, regulatory changes and outbreaks of hostilities, especially in Asia.

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on systems sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	long-term pricing decreases by us and our competitors and pricing by our suppliers;

•	manufacturing volumes;

•	manufacturing inefficiencies;

•	hardware product sales mix;

•	absorption levels and the rate of capacity utilization;

•	inventory write-downs;

•	new product introductions;

•	product reliability;

•	customization and reconfiguration of systems;

•	possible sale of inventory previously written-down;

•	international and domestic sales mix and field service margins; and

•	ceasing investment in underperforming or redundant product lines.

New and enhanced products typically have lower gross margins in their early stages of commercial introduction and production, and we may build substantial finished goods inventories of such new products. If delays in or cancellations of orders for those products occur, it may require a future inventory write-down, which would negatively affect our future financial performance. Although we have recorded and continue to record inventory write-downs, product warranty costs, and deferred revenue, we cannot be certain that our estimates will be adequate.

We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure in the past to meet these expectations has adversely affected the market price of our common stock and may continue to do so. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operations results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. Many of our expenses are fixed and will be difficult to reduce in a particular period if our net sales goal for that period is not met. As a result, we cannot be certain that we will be profitable in the future.

Some of our net sales are generated from a small number of key customers and the loss of a key customer or material reductions in capital spending by a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business.

Over time, we have expanded our base of customers; however, a large portion of our net sales are generated from a small number of key customers. In particular, two customers, Advanced Micro Devices, Inc. and Intel Corporation accounted for 23% and 15% of our net sales for fiscal year 2006, respectively. For fiscal year 2005, Intel Corporation and Advanced Micro Devices, Inc. accounted for 25% and 14% of our net sales, respectively. For fiscal year 2004, STMicroelectronics N.V. accounted for 15% of our net sales. Our top ten customers accounted for 65%, 66% and 55% of our net sales for fiscal years 2006, 2005 and 2004, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

Increased reliance on outsourced manufacturing and logistics may affect our business.

We are increasingly outsourcing manufacturing and logistics activities to third-party service providers, which decreases our control over the performance of these functions.

We have already outsourced certain manufacturing and spare parts logistics functions to third-party service providers, and we may outsource more of those functions in the future. While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

If for any reason one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products or spare parts to our customers could be severely impaired. We would quickly need to identify and qualify substitute service providers or increase our internal capacity, which could be expensive, time-consuming and difficult, and could result in unforeseen operations problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

Compliance with current and future environmental regulations may be costly which could impact our future earnings.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (WEEE Legislation), although extensions were granted in some countries. Producers became financially responsible under the WEEE Legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation. These and other environmental regulations may require us to reengineer certain of our existing products and develop new strategies for the design of new products to utilize components which are more environmentally compatible. Such reengineering and component substitution may result in delays in product design and manufacture and could cause us to incur additional costs. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on our business.

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

For example, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Credence. The FASB issued changes to U. S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on November 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $3.3 million for the fiscal year 2006.

We have a limited backlog and obtain most of our net sales from products that typically range in price from $100,000 to $5.0 million and generally ship products generating most of our net sales near the end of each quarter, which can result in fluctuations of quarterly results.

We obtain most of our net sales from the sale of a relatively few number of systems that typically range in selling price from $100,000 to $5.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout the recent fiscal years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled and delayed in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware products or enhancements. Our inability to introduce new products that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. In addition, capacity utilization at outsourced assembly and test houses, while improving, continues at low levels which is likely to depress our non-integrated device manufacturers, or IDM business until such time that demand and supply conditions improve. Any decline in demand for our hardware products could have a material adverse effect on our business, financial condition or results of operations.

We are continuing to invest significant resources in the expansion of our product lines and there is no certainty that our net sales will increase or remain at historical levels or that new products will contribute to revenue growth.

We are currently devoting and intend to continue to devote significant resources to the development, enhancement, production and commercialization of new products and technologies. During fiscal years 2006 and 2005, we introduced several enhancements as well as new products that are evolutions or derivatives of existing products as well as products that were largely new. Under our revenue recognition policy adopted in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104) we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements have increased and will continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

The ATE industry is intensely competitive which can adversely affect our ability to maintain or increase our net sales and revenues growth.

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

We face substantial competition from ATE manufacturers throughout the world. A substantial portion of our net sales is derived from sales of mixed-signal testers. We face in some cases seven and in other cases nine competitors in our primary market segments of digital, mixed signal, and RF wireless ATE. We believe that the ATE industry in total has not been profitable for the last three years, indicating a very competitive and volatile marketplace. Several of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. In addition, three of our competitors recently completed initial public offerings. The success of these companies could make the competitive environment substantially more severe. Certain competitors have introduced or announced new products with certain performance or price characteristics equal or superior to products we currently offer. These competitors have introduced products that compete directly against our products. We believe that if the ATE industry continues to consolidate through strategic alliances or acquisitions, we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours. Our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in our sales or loss of market acceptance of our existing products.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 13%, 14% and 23% of our net sales in the fiscal years ended October 31, 2006, 2005 and 2004, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This new corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

As of October 31, 2006, we had $145 million principal amount of 1.5% Convertible Subordinated Notes, or 1.5% Notes, due in May 2008. We may incur substantial additional indebtedness in the future.

On December 15, 2006, we entered into separate privately negotiated agreements with certain holders of our outstanding 1.50% Notes due 2008 to exchange $72.5 million aggregate principal amount of 1.5% Notes for an equivalent principal amount of a new series of 3.50% Convertible Senior Subordinated Notes, or 3.5% Notes, due 2010 and to purchase an additional $50 million aggregate principal amount of the new series of 3.50% Notes due 2010 (together, the “New Notes”). The New Notes contain provisions known as net share settlement which require that, upon conversion of the New Notes, we will pay holders in cash up to the principal amount of the converted New Notes. Any amounts in excess of this cash amount will be settled in shares of our common stock. The initial conversion price is $8.25.

The level of indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt and other obligations, particularly upon maturity of the 1.5% Notes in May 2008 and the maturity or conversion of the New Notes, due 2010 if we were unable to cause the conversion of this debt into equity;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in our business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make us more vulnerable in the event of a further downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 1.5% Notes or the New Notes.

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

One or more of our foreign subsidiaries hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the United States. For example, during the fourth quarter of fiscal year 2006, we repatriated $23.0 million from our Singapore subsidiary. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

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

International sales accounted for approximately 69%, 69% and 72% of our total net sales in the fiscal years ended October 31, 2006, 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	political and economic instability;

•	adverse effects of fears surrounding any health risks on our business and sales and that of our customers, especially in Taiwan, Hong Kong and China;

•	outbreak of hostilities in markets where we sell our products, including Korea and Israel;

•	integration and management of foreign operations of acquired businesses;

•	foreign currency exchange rate fluctuations;

•	difficulties with distributors, original equipment manufacturers, foreign subsidiaries and branch operations;

•	potentially adverse tax consequences;

•	possibility of difficulty in accounts receivable collection;

•	greater difficulty in maintaining United States accounting standards; and

•	greater difficulty in protecting intellectual property rights.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 51%, 47% and 52% of our total net sales for the fiscal years ended October 31, 2006, 2005 and 2004, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single end-user customer headquartered in Asia accounted for more than 10% of our net sales during the fiscal years ended October 31, 2006, 2005 and 2004. No single end-user customer headquartered in Europe accounted for more than 10% of our net sales during the fiscal years ended October 31, 2006 and 2005, except for STMicroelectronics N.V., which accounted for 15% of our net sales in fiscal year 2004. Two customers headquartered in the United States, Advanced Micro Devices, Inc. and Intel Corporation accounted for 23% and 15% of our net sales fiscal year ended October 31, 2006, respectively. Intel Corporation and Advanced Micro Devices, Inc. accounted for 25% and 14% of our net sales fiscal year ended October 31, 2005, respectively.

In addition, one of our major distributors, Spirox Corporation, which accounted for 13%, 14% and 23% of our net sales in the fiscal years ended October 31, 2006, 2005 and 2004, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

We operate in a volatile industry—indicators of goodwill and other long-lived assets impairment under SFAS 142 and SFAS 144 may be present from time-to-time.

Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce costs effective November 1, 2002.

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

Based on a combination of factors that came into existence and were identified during the third quarter of fiscal year 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was significantly less than our book value for the preceding 10 weeks prior to the end of the third quarter, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined, based on our estimates of forecasted discounted cash flows and our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impaired and charges of $423.9 million were recorded in the third quarter of fiscal year 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

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

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we may have no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.

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

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our chief executive officer, Lavi A. Lev, recently joined us and has limited experience in our business. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased and will continue to increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we incurred and expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. In addition, The Nasdaq Global Select Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments continue to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, or Firm, is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of October 31, 2006 and 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located on an owned site in Milpitas, California. This headquarters facility consists of 180,000 square feet on approximately 14 acres of land. We also own our manufacturing facilities, which are primarily test and assembly operations, in Hillsboro, Oregon in the U.S. and in Amerang, Germany. Our

manufacturing facility in Hillsboro, Oregon is located in an 180,000 square foot facility, comprised of two buildings on approximately twenty-six acres of land. In addition, we lease offices and facilities in several U.S. and international locations, including the United Kingdom, France, Singapore and Japan.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2006.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our executive officers and key employees and their ages and positions as of December 31, 2006, are as follows:

Name	Age	Position
Executive Officers
Dave House	63	Executive Chairman of the Board and Director
Lavi A. Lev	50	President and Chief Executive Officer
John C. Batty	51	Senior Vice President, Chief Financial Officer and Secretary
Byron W. Milstead	50	Senior Vice President and General Counsel
Ofir Baharav	38	Senior Vice President, Products
Bryan Hoadley	41	Senior Vice President, World Wide Field Operations
Rance Hale	46	Senior Vice President, Manufacturing Operations

Key Employees
Itzik Goldberger	54	Vice President, Strategy & Business Development
Michael Vedda	41	Vice President, Chief Information Officer
Laura Buzzell	46	Vice President, Human Resources

Dave House has served as Executive Chairman of the Board and a Director since December 2005. Mr. House served as executive chairman of Brocade Communications Systems, a position he held from January 2004 until his transition to a non executive chairman role in December 2005. Mr. House served as Chairman, President, and CEO of Allegro Networks from 2001 to 2003. From 1998 until 1999, he served as President of Nortel Networks. He served as Chairman and Chief Executive Officer of Bay Networks from 1996 until its merger with Nortel Networks in 1998. Prior to 1996, Mr. House served in a number of senior managerial positions with Intel Corporation for 22 years.

Lavi A. Lev has served as President and Chief Executive Officer since December 2006. Prior to joining Credence, Mr. Lev served as Executive Vice President and General Manager at Cadence Design Systems from January 2000 to December 2004. Prior to that, Mr. Lev served as Senior Vice President, Engineering for MIPS Technologies from 1996 to 2000. Prior to joining MIPS Technologies, Mr. Lev held various engineering and management roles at Sun Microsystems, Intel and National Semiconductor.

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

Byron W. Milstead has served as Senior Vice President and General Counsel since December 2005. Prior to that, he was Vice President and General Counsel from November 2000. Before joining Credence, Mr. Milstead was a partner with the Portland, Oregon law firm of Ater Wynne LLP. Prior to joining Ater Wynne LLP in 1996, Mr. Milstead was an associate and partner in the Portland, Oregon office of Bogle & Gates PLLC. Mr. Milstead has practiced law since 1982.

Ofir Baharav has served as Senior Vice President, Products since June 2006. Previously, Mr. Baharav served as Vice President, Memory Product Group, or MPG since March 2006. Prior to that, Mr. Baharav served as Vice President Diagnostics & Characterization Group since February 2005. From December 2001 through February 2005, Mr. Baharav served in several key engineering and management positions including Senior Director, General Manager EmiScope Products, and Senior Director Diagnostics & Characterization Group. Mr. Baharav joined Credence in January 2003 through the acquisition of Optonics, Inc., where he acted as

President. Before joining Optonics, Mr. Baharav led and participated in a variety of early stage technology companies spanning the fields of computer security systems, healthcare informatics, rapid modeling and digital printing.

Bryan D. Hoadley has served as Vice President, World Wide Field Operations since March 2006. Previously, Mr. Hoadley served as Vice President, European Field Operations since September 2003. From August 1994 through September 2003, Mr. Hoadley served in several key sales and management positions including, Senior Sales Director, European Field Operations, Senior Director, North American Field Operations, Director, Western Region Sales, South West Regional Sales Manager and Account Manager. Prior to joining Credence, Mr. Hoadley held positions at Micro Component Technology, Inc. and Lockheed Missiles & Space Systems.

Rance Hale has served as Senior Vice President, Manufacturing Operations since joining the Company in April 2006. Prior to joining Credence, Mr. Hale served in several key management positions at KLA-Tencor, including, Vice President of Operations, Electron Beam Inspection Technology; Vice President of Operations, Films and Surface Technology; Senior Director of NPI Operations, Wafer Inspection Group; Director of Operations, SEMSpec, Electron Microscope and Senior Manufacturing/Customer Acceptance Manager, Wafer Inspection. Prior to joining KLA-Tencor, Mr. Hale held various increasing roles in operations at XICOR, Inc.

Itzik Goldberger has served as Vice President, Strategy and Business Development since March 2006. Prior to that, Mr. Goldberger served as Vice President, IREM Group in the Diagnostics & Characterization Group since August 2005. Mr. Goldberger joined Credence in January 2003 through the acquisition of Optonics, Inc. where he was the Vice President of Marketing. Prior to joining Optonics, Inc., Mr. Goldberger held the position of Vice President Marketing for @Themoment.com.

Laura A. Buzzell has served as Vice President, Human Resources since joining the Company in August 2006. Prior to joining Credence, Ms. Buzzell served as Human Resources Director at Fortinet from December 2005. From October 1999 through December 2005, Ms. Buzzell served in various human resources positions at Credence. Prior to joining Credence in October 1999, Ms. Buzzell held various human resources and finance positions at KLA-Tencor.

Michael Vedda has served as Vice President, Chief Information Officer since joining the Company in December 2006. Prior to joining Credence, Mr. Vedda served in various information technology and management roles. Most recently, Mr. Vedda held the position of Vice President of Operations and Chief Information Officer at S1EDIFY, where he was employed from April 1996 until its merger with Intervoice in December 2005.

Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among our executive officers or directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol CMOS. High and low closing stock prices for the last two fiscal years were:

	2006		2005
Quarter Ended	High	Low	High	Low
January 31	$9.05	$6.72	$9.65	$7.20
April 30	$8.95	$7.00	$9.35	$6.16
July 31	$7.24	$2.74	$10.94	$5.83
October 31	$3.29	$1.83	$10.50	$7.36

There were approximately 204 stockholders of record at December 31, 2006. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended October 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of October 31, 2006 and 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The financial information for fiscal year 2004 included results of operations of NPTest beginning on May 29, 2004. The financial information for fiscal year 2003 included results of operations of Optonics beginning on January 23, 2003. The selected consolidated statement of operations data for the fiscal years ended prior to October 31, 2004, and the selected consolidated balance sheet data prior to October 31, 2005, are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Fiscal Year Ended October 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$474,424	$429,320	$439,803	$182,414	$164,209
Operating loss	(476,712)	(110,160)	(79,788)	(114,278)	(173,194)
Loss before income tax provision	(475,701)	(108,543)	(60,415)	(112,059)	(163,632)
Net loss	(481,585)	(119,932)	(64,478)	(113,112)	(170,481)
Net loss per basic share	$(4.82)	$(1.28)	$(0.88)	$(1.80)	$(2.81)
Net loss per diluted share	$(4.82)	$(1.28)	$(0.88)	$(1.80)	$(2.81)
Consolidated Balance Sheet Data:
Working capital	$153,760	$207,086	$277,887	$349,260	$224,694
Total assets	517,594	1,046,305	1,173,106	698,493	582,249
Long-term debt	145,000	180,000	180,000	181,058	—
Accumulated deficits	(850,836)	(369,251)	(249,319)	(184,841)	(71,728)
Stockholders’ equity	$212,726	$682,029	$788,288	$430,627	$519,237

Supplementary Consolidated Financial Information (Unaudited)

Quarterly 2006

	2006 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
Net sales	$118,168	$124,767	$109,592	$121,897
Gross margin	54,369	44,010	23,814	55,085
Research and development	24,148	24,123	22,576	20,525
Selling, general and administrative	27,914	27,520	28,988	26,082
Amortization of purchased intangibles and deferred stock compensation	4,254	4,117	4,338	4,528
Reduction of goodwill	—	—	423,875	—
Restructuring charges	314	1,060	1,792	7,836
Operating loss	(2,261)	(12,810)	(457,755)	(3,886)
Loss before income tax provision	(2,415)	(13,128)	(459,256)	(902)
Net loss	(4,046)	(14,231)	(461,366)	(1,942)
Net loss per basic share	$(0.04)	$(0.14)	$(4.61)	$(0.02)
Net loss per diluted share	$(0.04)	$(0.14)	$(4.61)	$(0.02)

Quarterly 2005

	2005 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
Net sales	$93,883	$101,944	$111,925	$121,568
Gross margin	29,114	43,145	29,743	48,274
Research and development	22,328	22,728	23,849	23,633
Selling, general and administrative	31,356	31,844	31,317	32,306
Amortization of purchased intangibles and deferred stock compensation	6,696	6,340	5,663	4,771
Restructuring charges	1,351	440	9,654	6,160
Operating loss	(32,617)	(18,207)	(40,740)	(18,596)
Loss before income tax provision	(32,850)	(16,298)	(39,702)	(19,693)
Net loss	(36,302)	(19,473)	(41,677)	(22,480)
Net loss per basic share	$(0.41)	$(0.21)	$(0.43)	$(0.23)
Net loss per diluted share	$(0.41)	$(0.21)	$(0.43)	$(0.23)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip and radio frequency semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test, diagnostics and failure analysis and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage, and, second, as they are produced in high volume. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

Major business developments during and subsequent to fiscal year 2006 include:

•	David House, a forty-year veteran of the computing, communication and semiconductor industries with twenty-two years in management positions at Intel Corporation, was appointed executive chairman of our board of directors, effective December 9, 2005.

•	We adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” (SFAS 123(R)).

•	We made a decision to discontinue the development of our next generation memory product due to the continued weakening in demand for these products and the decision by one of our large customers to significantly decrease capital spending. As a result, we wrote down approximately $11.8 million of inventory during the second quarter of fiscal year 2006.

•	We reviewed and evaluated our inventory against our forecast and determined that some of our legacy products’ demands had decreased. As a result, we recorded charges of approximately $24.2 million associated with the write-down of inventory and order cancellation charges during the third quarter of fiscal year 2006.

•	We performed analyses and determined that goodwill impairment charges of $423.9 million were necessary, which we recorded in the third quarter of fiscal year 2006.

•	In July 2006, we introduced the latest addition to our industry-leading Sapphire™ platform, the Sapphire D-40. The Sapphire D-40 enables the analog and mixed-signal scalability needed to balance device manufacturers’ challenges for SiP and MCP device integration and test costs.

•	Lavi A. Lev, with more than twenty years of experience in the design tool and semiconductor industries at companies including National Semiconductor, Intel, Sun Microsystems, Silicon Graphics, MIPS Technologies and Cadence, was appointed president and chief executive officer, effective December 7, 2006.

•	On December 20, 2006, we completed the exchange in an aggregate principal amount of $72.5 million of our 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes due in May 2010, as well as the issuance of new 3.5% Convertible Senior Subordinated Notes with an aggregate principal amount of $50.0 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring charges and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this annual report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition:

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature products. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collection may be an issue, we may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor account for each lease by either the sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal years 2006 and 2005, we introduced several new enhancements, systems and products. Certain revenues from sales of these new enhancements, systems and products during fiscal years 2006 and 2005 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

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

We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. During the four years period ended October 31, 2006, we have recorded a total of $144.7 million in write down of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both arisen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

We consign a portion of our finished goods to both external and internal customers primarily for the purpose of customer demonstration or applications development. This inventory is categorized as other long-term assets on our condensed consolidated balance sheets. We depreciate all consigned inventories during the period that they are held on consignment over periods ranging from 18 months to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

Residual values assigned to our products that are leased to customers are based on their remaining economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically based on technological change and the forecasted business cycle.

Long-Lived Asset Valuation:

Our long-lived assets consist of property and equipment and identified intangible assets.

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

Based on a combination of factors that came into existence and were identified during the third quarter of fiscal year 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was significantly less than our book value for the preceding 10 weeks prior to the end of the third quarter, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined, based on our estimates of forecasted discounted cash flows and our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that the entire goodwill balance was impaired and charges of $423.9 million were necessary in the third quarter of fiscal year 2006. Other long-lived assets were assessed for impairment prior to the performance of SFAS 142 analysis and were determined not to be impaired.

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

Deferred Taxes:

When we prepare our consolidated financial statements, we calculate our income taxes based on the various jurisdictions where we conduct business. This requires us to calculate our actual current tax exposure and to assess temporary differences that result from different treatment of certain items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which we show on our audited consolidated balance sheets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our net deferred tax asset balance as of October 31, 2006 was $0.4 million which relates to taxable income generated at our foreign subsidiaries. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

We are a U. S.-based multinational company subject to tax in multiple U. S. and foreign tax jurisdictions. Our effective tax rate is based on net income, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have an impact on our effective tax rate.

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123(R), utilizing the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See Note 7 “Stock-Based Compensation” of the Notes to the consolidated financial statements for further discussion.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions discussed in Note 7, “Stock-Based Compensation,” of the consolidated financial statements. We estimate the expected term of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC SAB No. 107. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before November 1, 2005, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after November 1, 2005, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in fiscal year 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

	Fiscal Years Ended October 31,
	2006	2005	2004
Net sales	100%	100%	100%
Cost of goods sold	63	65	65

Gross margin	37	35	35

Operating expenses:
Research and development	19	22	18
Selling, general and administrative	24	30	28
Amortization of purchased intangible assets	4	5	4
In-process research and development	—	—	2
Reduction of goodwill	89	—	—
Restructuring charges	2	4	1

Total operating expenses	138	61	53

Operating loss	(101)%	(26)%	(18)%

Net loss	(102)%	(28)%	(15)%

2006 vs. 2005

Net sales.    Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts and lease income. Net sales increased 11% to $474.4 million in fiscal year 2006 from $429.3 million in fiscal year 2005. The increase in net sales was due primarily to increased demand of our analog mixed signal products. Furthermore, net sales have increased as our products gained market acceptance. The increase in net sales was offset by a decrease of net sales of our memory products as a result of our decision to shift resources away from the development of our next generation memory product in the third quarter of fiscal year 2006. Sustainability of our revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will be $118.0 million to $122.0 million for the first quarter of fiscal year 2007.

Our net sales by product line in fiscal years 2006 and 2005 consisted of:

	2006	2005
SoC	35%	37%
Analog Mixed Signal	30	22
Memory	2	3
Design Characterization Group	9	11
Service	24	27

Total	100%	100%

For the fiscal year 2006, net sales from our SoC and analog mixed signal net sales increased to $308.9 million representing an increase of 22% from $252.3 million from the same period of fiscal 2005. The increase in net sales was offset by a 33% decrease in net sales of our memory products from $13.1 million in fiscal year 2005 to $8.8 million during fiscal year 2006. Furthermore, our net sales for diagnostics and characterization products for the fiscal year 2006 decreased 14% to $41.1 million from $47.9 million during fiscal year 2005.

International net sales accounted for approximately 69% of total net sales in both fiscal years 2006 and 2005. Our net sales to the Asia Pacific region accounted for approximately 51% and 47% of total net sales in fiscal years 2006 and 2005, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile, and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Gross Margin.    Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin as a percentage of net sales increased to 37% in fiscal year 2006 from 35% for fiscal year 2005. Gross margin for the fiscal year 2006 increased due to improved manufacturing efficiencies resulting from the consolidation of our manufacturing facilities offset by inventory write-downs charges of $36.1 million attributable to decreased demand for our memory and other legacy products as compared to inventory write-downs charges of $29.1 million in fiscal year 2005. In addition, the stock-based compensation expense of $0.7 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to costs of good sold in fiscal year 2006. Our gross margin benefited by approximately $2.2 million or 1% and $6.2 million or 4% from the sale of fully reserved inventory during the fiscal years ended October 31, 2006 and 2005, respectively. Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sale through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. We believe gross margin percent could be flat to slightly higher in the first quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006.

Research and Development.    Research and development, or R&D, expenses were $91.4 million in fiscal year 2006, compared to $92.5 million in the prior fiscal year, a decrease of 1%. The decrease in R&D expenses in fiscal year 2006 was primarily attributable to a decrease in compensation expense of approximately $3.8 million due to previous headcount reductions and a decrease in travel expenses of $0.3 million partially offset by accelerated new product development investment costs of approximately $1.4 million. In addition, stock-based compensation expense of $1.9 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to R&D in fiscal year 2006. R&D expenses as a percentage of net sales were 19% and 22% in fiscal years 2006 and 2005, respectively. The decrease in R&D expenses as a percentage of net sales is primarily attributable to lower R&D expenses and higher net sales during fiscal year 2006 as compared to fiscal year 2005. We anticipate that R&D expenses in absolute dollars will be lower in the first quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses were $110.5 million in fiscal year 2006, compared to $126.8 million in the prior fiscal year, a decrease of 13%. The decrease in SG&A expenses for fiscal year 2006 as compared to fiscal year 2005 was primarily due to a decrease in audit and Sarbanes-Oxley compliance related costs of $2.7 million, integration expense in fiscal year 2005 of $10.3 million with no comparable charges in fiscal year 2006, a decrease in depreciation expenses of $1.6 million, a decrease in rent expense of $2.5 million, a decrease in consigned product amortization expense of $1.7 million, a decrease in bad debt expenses of $3.1 million, a decrease in consulting and outside services of $0.8 million and a decrease in commission expenses of $0.7 million. The decrease in SG&A expenses was offset by an increase in compensation expense of $0.6 million, an increase in maintenance contract expenses of $0.6 million, an increase in postage and other general expenses of $1.0 million and an increase in stock-based compensation expense of $3.0 million related to employee stock options and employee stock purchases under SFAS 123(R) charged to SG&A in fiscal 2006. As a percentage of net sales, SG&A expenses were 23% and 30% in fiscal years 2006 and 2005, respectively. The decrease in SG&A expenses as a percentage of net sales is primarily attributable to lower SG&A expenses coupled with higher net sales levels during fiscal year 2006 as compared to fiscal year 2005. We expect SG&A expenses in absolute dollars will be lower in the first quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006.

Amortization of Purchased Intangible Assets and Deferred Compensation.    Amortization of purchased intangible assets and deferred compensation expenses were $17.2 million in fiscal year 2006, compared to $23.5 million in the prior fiscal year, a decrease of 27%. Upon the adoption of SFAS 123(R), we discontinued the amortization of our deferred stock compensation, which was approximately $3.0 million in fiscal year 2005. Of the $23.5 million recorded in fiscal year 2005, amortization of purchased intangibles was $20.5 million. The decrease in amortization of purchased intangible assets in fiscal year 2006 from fiscal year 2005 was due primarily to certain purchased intangible assets including trademark, purchase product backlog, patents and non-compete agreements that became fully amortized during fiscal year 2006. Remaining estimated annual amortization expense for purchased intangible assets is expected to be $17.9 million and $15.9 million in fiscal years 2007 and 2008, respectively.

Reduction of Goodwill.    Effective November 1, 2002, we adopted SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill effective November 1, 2002.

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

Based on a combination of factors that came into existence and were identified during the third quarter of fiscal year 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was less than our book value for the preceding 10 weeks prior to the end of the third quarter, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We concluded based on our estimates, forecasted discounted cash flows, as well as our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impairment charges of $423.9 million were necessary in the third quarter of fiscal year 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

We performed the first step of the interim SFAS No. 142 analysis, consisting of a comparison of the fair value of the reporting unit with our carrying amount, including the goodwill. The fair value was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, we assumed a forecasted cash flow period of 5 years, long-term annual growth rates of 0% to 12%, a discount rate of 20% and terminal value growth rates of 5%. We also considered our total market capitalization as of July 31, 2006, and our average market capitalization for the quarter in order to assess volatility of our market capitalization on that day. Based on the first step of the analysis, we determined that the carrying amount was in excess of its fair value. As such, we were required to perform the second step analysis to determine the amount of the impairment loss. The second step of the analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of the Company to the Company’s tangible and intangible assets (other than goodwill). Based on the second step of the analysis, we concluded that all of our recorded goodwill ($423.9 million) was impaired and as such recorded a noncash charge to continuing operations during the third quarter of fiscal year 2006.

Restructuring Charges.    In fiscal year 2006, we recorded total restructuring charges of approximately $11.0 million. The restructuring charges were for severance expenses related to headcount reduction, facilities, fixed assets write-off and other liabilities related to the discontinuance of our memory product and overall alignment of our corporate strategy. Of the $11.0 million, approximately $9.7 million was for severance and other related charges which accounted for a headcount reduction of approximately 270 employees. The affected employees were across all business functions throughout the world. The discontinuation of our memory product generated approximately $0.7 million and $0.2 million charges related to contract cancellation and write down of our property and equipment, respectively.

In fiscal year 2005, we recorded total restructuring charges of approximately $17.6 million. Of the $17.6 million, $5.0 million was for severance and other related charges which accounted for a headcount reduction of 110 employees. Of the $5.0 million, the amount recorded under FAS 112 at October 31, 2005 was $1.5 million. The affected employees were primarily in research and development and selling general and administrative functions throughout the world. Write-off of property and equipment of $1.1 million resulted from our decision to halt additional research and development investment in one of our products that was rendered redundant by the acquisition of NPTest. Operating lease and leasehold restoration charges of $11.5 million, which are net of expected sublease rentals, resulted from vacating the former NPTest headquarters facilities in San Jose. Outsource IT contract cancellation charges amounted to $1.4 million. These charges were offset by deferred rent write-off of $0.7 million and prior accrual adjustment of $0.6 million, primarily related to severance and related charges. See Note 4—“Restructuring Charges,” of the notes to the consolidated financial statements for further discussion.

Interest Income.    We generated interest income of $3.7 million and $2.8 million in fiscal years 2006 and 2005, respectively. The increase in fiscal year 2006 was primarily due to higher interest rates compared to fiscal year 2005, partially offset by lower cash, cash equivalents and short-term investment balances in fiscal year 2006 as compared to fiscal year 2005.

Interest Expense.    Interest expense was $2.8 million and $3.2 million in fiscal years 2006 and 2005, respectively. Interest expense in fiscal years 2006 and 2005 primarily represents interest on our convertible debt. The decrease in interest expense was primarily due to the repayment of our $5.0 million bank loan as well as no trade accounts receivable factored in fiscal year 2006 partially offset by the interest on the note payable resulted from the lease buyout in fiscal year 2006.

Other Income and Expenses, Net.    Other income, net was $27,000 and $2.1 million in fiscal years 2006 and 2005, respectively, a decline of $2.1 million. The change to other income in fiscal year 2006 from other net income in fiscal year 2005 was primarily due to the mark up to fair value of an acquired liability in fiscal year 2005 of $1.2 million owed to the former parent of NPTest, an unfavorable change in foreign currency valuation from fiscal year 2005 to fiscal year 2006 of approximately $1.5 million and the write off of impaired equity investment of $0.9 million and higher loss on disposal of fixed assets of approximately $0.9 million during fiscal year 2006 as compared to fiscal year 2005. These were offset by a gain of $2.8 million in the convertible bonds buy-back and a gain on the sale of an equity investment of $0.3 million in fiscal year 2006. The acquired liability was settled during the third quarter of fiscal year 2005 for a total settlement value of $9.0 million. See Note 2—“Acquisitions,” of the notes to the consolidated financial statements for further discussion.

Income Taxes.    We recorded an income tax provision of $5.9 million and $11.4 million in fiscal years 2006 and 2005, respectively. The income tax expense for the periods consists primarily of foreign tax expense on earnings generated from our foreign operations.

At October 31, 2006, we had unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $432.1 million and $9.2 million, respectively, which expire in 2012 through 2026. At October 31, 2006, we also had unused foreign tax credits of $6.0 million related to the Singapore repatriation, which expires in 2016. Utilization of the net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

Realization of the net deferred tax assets is dependent on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Our net deferred tax asset balance as of October 31, 2006 was $0.4 million which relates to taxable income generated at our foreign subsidiaries. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. Until such time, we do not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a stock-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire seven years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new or treasury shares. As of October 31, 2006, we had approximately 4.7 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

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

As a result of adopting SFAS 123(R), our losses before income taxes and net loss for the fiscal year 2006 was $3.3 million higher than if we had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the fiscal year, 2006 would have been $0.03 lower if we were able to continue to follow APB 25 accounting. There was no effect on the consolidated statements of cash flows from adopting SFAS 123(R).

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

At October 31, 2006, there was $9.0 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 2.8 years. At October 31, 2006, there was $0.5 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a four-month period.

See Note 7 “Stock-Based Compensation” of the notes to the consolidated financial statements for further discussion.

2005 vs. 2004

Net sales.    Net sales decreased 2% to $429.3 million in fiscal year 2005 from $439.8 million in fiscal year 2004. For the fiscal year ended October 31, 2005, net sales from our SoC and DCG product lines and Service increased 62% to $323.5 million from $199.3 million in fiscal year 2004. This increase resulted primarily from the May 2004 acquisition of NPTest, but also represented the increasing acceptance of the Sapphire and DCG tools as well as an increase in our installed base of systems. Net sales from our analog mixed signal and memory products declined 56% to $105.8 million during the fiscal year ended October 31, 2005 from $240.5 million during the same period of fiscal year 2004. The decline results from the cyclically low demand in these markets, particularly for the memory products which are directed at the NOR memory group. The decline was softened somewhat by improved volumes for the analog mixed signal products in the second half of fiscal year 2005.

International net sales accounted for approximately 69% and 72% of total net sales in fiscal year 2005 and 2004, respectively. Our net sales to the Asia Pacific region accounted for approximately 47% and 52% of total net sales in fiscal year 2005 and 2004, respectively.

Our net sales by product line in fiscal year 2005 and 2004 consisted of:

	2005	2004
SoC	37%	22%
Analog Mixed Signal	22	32
Memory	3	23
Diagnostics and Characterization Group	11	4
Service and Other	27	19

Total	100%	100%

Gross Margin.    Our gross margin as a percentage of net sales remained at 35% for fiscal year 2004 and 2005. Gross margin in fiscal year 2005 was affected by $29.1 million related to the write down of Kalos II inventory due to our decision to invest in the next generation memory product as well as to lack of demand, obsolete revisions of Sapphire inventory resulting from our decision to market Sapphire as our sole solution for the high end SoC market and excess and obsolete Octet and Vanguard II inventory and assets due to our decision to discontinue significant future investment in these redundant product lines stemming from the acquisition of NPTest. Gross margin in fiscal year 2004 was affected by $49.6 million related to the write down of obsolete Octet and Quartet inventory and assets, again due to our decision to discontinue significant future investment in these redundant product lines stemming from the acquisition of NPTest. Gross margin declined from fiscal year 2004 to fiscal year 2005 principally because we replaced higher margin analog mixed signal and memory revenues with somewhat lower margin Sapphire revenues. The decline was less than it otherwise might have been because of the efficiencies gained when we consolidated our three principal manufacturing facilities into one in the second and third fiscal quarter of 2005. In addition, during the fiscal year ended October 31, 2005 and 2004, our gross margin benefited by approximately 4.3% and 1.1%, respectively, from the sale of fully reserved inventory.

Research and Development.    Research and development, or R&D, expenses were $92.5 million in fiscal year 2005, compared to $80.5 million in the prior fiscal year, an increase of 15%. The increase in spending in fiscal year 2005 resulted primarily from the significant resources invested in the development of new products and product enhancements of approximately $14.7 million offset by a $2.2 million decrease in bonuses earned and a $0.5 million decline in licenses fees. R&D expenses as a percentage of net sales were 21.6% and 18.3% in fiscal year 2005 and fiscal year 2004, respectively. The increase in R&D expenses as a percentage of net sales is primarily attributable to higher R&D expenses as well as lower net sales during fiscal year 2005 as compared to fiscal year 2004.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses were $126.8 million in fiscal year 2005, compared to $121.2 million in the prior fiscal year, an increase of 5%. The increase was primarily due to activities resulting from the acquisition of NPTest in May 2004, including an increase in integration expense of $5.1 million, an increase in product consignment expense of $4.9 million due to the number of Sapphire systems consigned and an increase in compensation costs of $2.8 million. In addition, we incurred approximately $6.4 million of costs associated with our Sarbanes-Oxley compliance program, expenses related to salaries, consulting and audit fees. These increases were offset by a decrease in marketing spending of $1.2 million, a decrease in distributors and sales person commissions of $8.2 million, a decrease in other variable compensation of $2.4 million and decrease in fringe benefits costs of $2.1 million. These decreases were caused by the decrease in net sales as well as a focused effort to decrease spending. As a percentage of net sales, SG&A expenses were 29.5% and 27.6% in fiscal year 2005 and fiscal year 2004, respectively. The increase in SG&A expenses as a percentage of net sales is primarily attributable to a full year of NPTest and associated integration spending in fiscal year 2005 versus five months in fiscal year 2004 as well as lower sales levels during fiscal year 2005 as compared to fiscal year 2004.

Amortization of Purchased Intangible Assets and Deferred Compensation.    Amortization of purchased intangible assets and deferred compensation expenses were $23.5 million in fiscal year 2005, compared to $17.4 million in the prior fiscal year, an increase of 35%. Amortization of purchased intangible assets was higher in fiscal year 2005 due primarily to the acquisition of NPTest in May 2004.

Restructuring Charges.    In fiscal year 2005, we recorded total restructuring charges of approximately $17.6 million. Of the $17.6 million, $5.0 million was for severance and other related charges which accounted for a headcount reduction of 110 employees. Of the $5.0 million, the amount recorded under SFAS 112 at October 31, 2005 was $1.5 million. The affected employees were primarily in research and development and selling, general and administrative functions throughout the world. Write-off of property and equipment of $1.1 million resulted from our decision to halt additional research and development investment in one of our products that was rendered redundant by the acquisition of NPTest. Operating lease and leasehold restoration charges of

$11.5 million, which are net of expected sublease rentals, resulted from vacating the former NPTest headquarters facilities in San Jose. Outsource IT contract cancellation charges amounted to $1.4 million. These charges were offset by a deferred rent write-off of $0.7 million and a prior accrual adjustment of $0.6 million, primarily related to severance and related charges. See Note 4—“Restructuring Charges,” of the notes to the consolidated financial statements for further discussion.

Interest Income.    We generated interest income of $2.8 million and $3.3 million in fiscal year 2005 and 2004, respectively. The decline from fiscal year 2004 was primarily due to lower average investment balances in fiscal year 2005 as compared to fiscal year 2004 offset by a higher average interest rate.

Interest Expense.    Interest expenses were $3.2 million and $3.2 million in fiscal year 2005 and 2004, respectively. The interest expense in fiscal years 2005 and 2004 was primarily attributable to interest expense related to the convertible subordinated notes that we issued in June 2003.

Other Income and Expenses, Net.    Other income, net was $2.1 million and $19.3 million in fiscal year 2005 and 2004, respectively, a decline of $17.2 million. The decrease in other income, net, from fiscal year 2004 to 2005 was primarily due to the fair value adjustment of an acquired liability owed to the former parent of NPTest, Schlumberger Limited (Schlumberger). This liability was settled during the third quarter of fiscal year 2005 for a total settlement value of $9.0 million. As of October 31, 2004, this liability was $10.3 million. See Note 2—“Acquisitions,” of the notes to the consolidated financial statements for further discussion.

Income Taxes.    We recorded an income tax provision of $11.4 million and $4.0 million in fiscal years 2005 and 2004, respectively. The income tax expense for the period consisted of net U.S. current income tax expense of $0.1 million and foreign tax expense on earnings and foreign withholding taxes of $11.3 million generated from our foreign operations.

Liquidity and Capital Resources

Net cash used for operating activities during fiscal year 2006 was $8.0 million. The primary use of this cash resulted from a net loss of $481.6 million. The use of cash was offset by reduction of goodwill of $423.9 million, depreciation and amortization of $52.5 million, non-cash charges related to inventory write-downs and restructuring charges of $37.9 million, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $5.8 million, and impairment of an equity investment of $0.9 million. The net cash used in operating activities was offset in part by the increases in net changes in operating assets and liabilities of $44.3 million.

Investing activities used net cash of approximately $7.2 million in fiscal year 2006, primarily attributable to cash used of $31.6 million to purchase available-for-sale securities, $4.6 million used to acquire Hypervision and $5.8 million to purchase property and equipment to support our business. Net cash used in investing activities was partially offset by sales and maturities of available-for-sale securities of $32.3 million, proceeds from the sale of property and equipment of $2.5 million which mainly reflected the sale of surplus land located in Oregon and proceeds from the sales of our equity investment of $0.5 million.

Financing activities used net cash of $32.0 million in fiscal year 2006, primarily attributed to the repurchase of our 1.5% convertible subordinated notes with a maturity date of May 2008 of $31.9 million, payment of bank loan of $5.0 million, partially offset by cash provided from the issuance of common stock related to our employee equity plans of $4.9 million.

In August 2006, we implemented a plan to repatriate cash. In October 2006, we repatriated approximately $23.0 million in unremitted foreign earnings.

In August 2006, our Board of Directors authorized our management to repurchase debt not to exceed $35.0 million in principal amount in partial or full tranches based on available cash and market conditions during the fourth quarter of fiscal year 2006. As of October 31, 2006, we had repurchased $35.0 million of the outstanding 1.5% convertible subordinated notes with a maturity date of May 2008 for $32.0 million in cash.

On December 20, 2006, we completed the exchange in an aggregate principal amount of $72.5 million of our 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes due in May 2010, as well as the issuance of new 3.5% Convertible Senior Subordinated Notes (the “New Notes”) with an aggregate principal amount of $50.0 million. The New Notes contain provisions known as net share settlement which required that, upon conversion of the New Notes, we will pay holders in cash for up to the principal amount of the converted New Notes. Any amount in excess of this cash will be settled in shares of our common stock, or at our option, cash.

As of October 31, 2006, we had working capital of approximately $153.8 million, including cash, cash equivalents and short-term investments of $102.8 million, and accounts receivable and inventories totaling $170.0 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. Events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire through 2010. The approximate future minimum lease payments at October 31, 2006 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
2007	$3,160	$277	$2,883
2008	1,805	50	1,755
2009	1,274	—	1,274
2010	487	—	487
2011	264	—	264
Thereafter	440	—	440

	$7,430	$327	$7,103

The leases written off in special charges of $0.3 million are accounted for in our accrued expenses and other liabilities balance on the consolidated balance sheets at October 31, 2006.

The following summarizes our minimum contractual cash obligations and other commitments at October 31, 2006, and the effect of such obligations in future periods (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$7,430	$3,160	$1,805	$1,274	$487	$264	$440
Convertible subordinated notes (2)	145,000	—	145,000	—	—	—	—
Interest on convertible subordinated notes	3,353	2,175	1,178	—	—	—	—
Minimum commitment under Technology Development Agreement	940	940	—	—	—	—	—
Open non-cancelable purchase order commitments	71,352	68,405	2,854	93	—	—	—

Total contractual cash and other obligations	$228,075	$74,680	$150,837	$1,367	$487	$264	$440

(1)	Approximately $0.3 million of this total has been accrued for as restructuring charge in the consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded on the consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These purchases can lead us to holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At October 31, 2006, we had open and committed non-cancelable purchase orders totaling approximately $71.4 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at October 31, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

As of October 31, 2006, our principal sources of liquidity consisted of approximately $95.6 million of cash and cash equivalents and short-term investments of $7.2 million.

Off-Balance Sheet Arrangements.    As of October 31, 2006, we did not have any; (i) material off-balance-sheet arrangements; (ii) material commitments for capital expenditures; and (iii) special purpose entities.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Non-monetary Assets,” (SFAS 153), an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 was effective for non-monetary asset exchanges beginning in the first quarter of fiscal year 2006. The adoption of SFAS 153 did not have a material effect on our consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”

(SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in fiscal year 2006 did not have a material effect on our consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (SFAS 154) effective with fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made. This statement replaces APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement addresses restatement of previously issued financial statements to reflect the correction of an error. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in fiscal year 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1 and 124-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on our consolidated financial position or results of operations.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 was effective beginning the fourth quarter of fiscal year 2006. The adoption of FSP FIN 46(R)-6 did not have a material effect on our financial position, results of operations and cash flows.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of the provisions of SFAS 158 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.

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

			Future maturities of investments held at October 31, 2006
	Balance October 31, 2005	Balance October 31, 2006	2007	2008	2009	2010	Thereafter
Cash equivalents
Amounts	$142,180	$95,635	$95,635	$—	—	—	—
Average rate	2.29%	3.62%	3.62%	—	—	—	—
Investments
Amounts	$7,425	$7,177	$5,181	1,996	—	—	—
Average rate	3.84%	5.04%	4.90%	5.38%	—	—	—

Total investment	$149,605	$102,812	$100,816	$1,996	—	—	—
Average rate	2.37%	3.72%	3.69%	5.38%	—	—	—
Equity instruments	$391	$—	$—	—	—	—	—

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

The sensitivity analysis model used by us for interest rate exposure compares interest income on current investment interest rates versus current investment levels at current interest rates with a 10% increase. Based on this model, a 10% increase or decrease would result in an increase or a decrease in interest income of approximately $10,000. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond our control.

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and to a lesser extent Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. For the fiscal years ended October 31, 2006 and 2005, we recorded foreign currency losses of $0.6 million and foreign currency gains of $1.6 million, respectively.

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

Interest Rate Risk

Our 1.5% Convertible Subordinated Notes with a maturity date of May 2008 bear interest at a fixed rate of 1.5%, and therefore changes in interest rates do not impact our interest expense on this debt, likewise, the financing that took place in December 2006. We, from time to time, have outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, we expect that a 10% change in interest rate will not have any material effect on our interest expense.

Item 8.	Financial Statements and Supplementary Data

For the years ended October 31, 2006, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Credence Systems Corporation

We have audited the accompanying consolidated balance sheets of Credence Systems Corporation as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. Our reports also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation at October 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Credence Systems Corporation’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 8, 2007 expressed an unqualified opinion thereon.

As discussed in Note 7 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2006 Credence Systems Corporation changed its method of accounting for stock-based compensation.

/s/    ERNST & YOUNG LLP

San Jose, California

January 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Credence Systems Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Credence Systems Corporation maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Credence Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Credence Systems Corporation maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Credence Systems Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credence Systems Corporation as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2006 of Credence Systems Corporation, and our report dated January 8, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

January 8, 2007

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$95,635	$142,180
Short-term investments	7,177	7,816
Accounts receivable, net of allowances of $1,591 and $4,325, respectively	114,796	114,042
Inventories	55,200	79,054
Income tax receivable	275	—
Deferred income taxes	9,875	9,473
Prepaid expenses and other current assets	14,511	18,506

Total current assets	297,469	371,071
Property and equipment, net	87,175	96,691
Goodwill	—	424,080
Other intangible assets, net of accumulated amortization of $88,170 and $70,934, respectively	83,878	96,439
Other assets	49,072	58,024

Total assets	$517,594	$1,046,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$—	$5,000
Accounts payable	32,477	45,846
Accrued expenses and other liabilities	37,251	39,756
Accrued payroll and related liabilities	17,496	18,336
Deferred revenue	21,935	17,716
Income tax payable	14,893	18,800
Accrued warranty	13,514	13,419
Deferred profit	6,143	5,112

Total current liabilities	143,709	163,985
Convertible subordinated notes (1.50%, due 2008, convertible into common stock at conversion price of $11.31 per share)	145,000	180,000
Long-term deferred income taxes	9,473	9,473
Long-term restructuring liabilities	2,545	7,261
Other liabilities	4,141	3,557
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock:
Authorized shares—41,304 ($0.001 par value); Issued shares—zero shares issued and outstanding in 2006 and 2005	—	—
Common stock:
Authorized shares—150,000 ($0.001 par value); Issued shares—100,610 in 2006 and 99,448 in 2005; Outstanding shares—100,610 in 2006 and 99,448 in 2005	101	100
Additional paid-in capital	1,061,342	1,054,854
Deferred compensation	—	(4,183)
Accumulated other comprehensive income	2,119	509
Accumulated deficit	(850,836)	(369,251)

Total stockholders’ equity	212,726	682,029

Total liabilities and stockholders’ equity	$517,594	$1,046,305

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,
	2006	2005	2004
Net sales:
Systems and upgrades	$358,769	$313,362	$358,157
Service and spare parts	115,655	115,958	81,646

Total net sales	474,424	429,320	439,803
Cost of goods sold:
Systems and upgrades (including stock-based compensation expense of $703 (1))	226,990	208,463	233,333
Service and spare parts	70,156	70,581	52,935

Gross margin	177,278	150,276	153,535
Operating expenses:
Research and development (including stock-based compensation expense of $1,932 (1))	91,372	92,538	80,535
Selling, general and administrative (including stock-based compensation expense of $3,036 (1))	110,504	126,823	121,226
Amortization of purchased intangible assets & deferred compensation (2)	17,237	23,470	17,353
In-process research and development	—	—	7,900
Reduction of goodwill	423,875	—	—
Restructuring charges	11,002	17,605	6,309

Total operating expenses	653,990	260,436	233,323

Operating loss	(476,712)	(110,160)	(79,788)
Interest income	3,744	2,777	3,320
Interest expense	(2,760)	(3,226)	(3,209)
Other income and expenses, net	27	2,066	19,262

Loss before income tax provision	(475,701)	(108,543)	(60,415)
Income tax provision	5,884	11,389	3,989

Loss before minority interest	(481,585)	(119,932)	(64,404)
Minority interest	—	—	74

Net loss	$(481,585)	$(119,932)	$(64,478)

Net loss per share
Basic	$(4.82)	$(1.28)	$(0.88)

Diluted	$(4.82)	$(1.28)	$(0.88)

Number of shares used in computing per share amounts
Basic	99,981	93,864	73,058

Diluted	99,981	93,864	73,058

(1) Stock-based compensation charges from SFAS No. 123(R) adoption.
(2) Amortization of deferred compensation related to the following expense categories by period:

Cost of goods sold	$—	$379	$250
Research and development	—	612	358
Selling, general and administrative	—	2,036	1,570

Total amortization of deferred compensation	$—	$3,027	$2,178

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at October 31, 2003	—	$—	64,374	$64	$628,762	(542)	$(13,195)	$(1,685)	$1,522	$(184,841)	$430,627

Issuance of common stock for acquisition of NPTest	—	—	19,661	20	231,391	—	—	(9,967)	—	—	221,444
Issuance of preferred stock for acquisition of NPTest	12,328	12	—	—	145,091	—	—	—	—	—	145,103
Issuance of common stock under employee equity plans	—	—	1,378	2	3,187	413	10,635	—	—	—	13,824
Issuance of stock options to non-employee	—	—	—	—	165	—	—	(165)	—	—	—
Assumed NPTest stock options	—	—	—	—	38,108	—	—	—	—	—	38,108
Amortization of deferred compensation	—	—	—	—	—	—	—	2,178	—	—	2,178
Write-off of deferred compensation	—	—	—	—	(1,039)	—	—	1,039	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(64,478)	(64,478)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(314)	—	(314)
Plus: reclassification adjustment for realized gains included in earnings	—	—	—	—	—	—	—	—	93	—	93
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	1,623	—	1,623
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(63,076)

Balance at October 31, 2004	12,328	12	85,413	86	1,045,665	(129)	(2,560)	(8,600)	2,924	(249,319)	788,208

Schlumberger Liability Settlement	—	—	615	1	4,999	—	—	—	—	—	5,000
Conversion of preferred stock to common stock	(12,328)	(12)	12,328	12	—	—	—	—	—	—	—
Issuance of common stock under employee equity plans	—	—	1,092	1	5,580	129	2,560	—	—	—	8,141
Amortization of deferred compensation	—	—	—	—	—	—	—	3,027	—	—	3,027
Write-off of deferred compensation	—	—	—	—	(1,390)	—	—	1,390	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(119,932)	(119,932)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(566)	—	(566)
Plus: reclassification adjustment for realized gains included in earnings	—	—	—	—	—	—	—	—	283	—	283
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(2,132)	—	(2,132)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(122,347)

Balance at October 31, 2005	—	—	99,448	100	1,054,854	—	—	(4,183)	509	(369,251)	682,029

Issuance of common stock under employee equity plans	—	—	1,162	1	4,880	—	—	—	—	—	4,881
Share-based compensation	—	—	—	—	5,791	—	—	—	—	—	5,791
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	—	—	(4,183)	—	—	4,183	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(481,585)	(481,585)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(401)	—	(401)
Plus: reclassification adjustment for realized gains included in earnings	—	—	—	—	—	—	—	—	191	—	191
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	1,820	—	1,820
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(480,459)

Balance at October 31, 2006	—	$—	100,610	$101	$1,061,342	—	$—	$—	$2,119	$(850,836)	$212,726

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(481,585)	$(119,932)	$(64,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,508	68,825	61,316
Inventory write downs and non-cash charges related to restructuring	37,944	35,481	57,432
Reduction of goodwill	423,875	—	—
In-process research and development	—	—	7,900
Provision for allowance for doubtful accounts	(83)	2,985	(1,460)
Stock-based compensation charges	5,791	3,027	2,178
Loss on disposal of property and equipment	44	111	—
Loss on impaired investment	945	—	(588)
Gain repurchases of convertible subordinated notes	(2,777)	—	—
Realized net loss (gain) from investments	(302)	—	369
Minority interest	—	—	55
Changes in operating assets and liabilities:
Accounts receivable, net	92	4,579	(19,044)
Inventories	(13,877)	14,817	(60,106)
Income tax receivable and payable	(4,370)	6,466	2,136
Prepaid expenses and other assets	(8,596)	(13,097)	(6,166)
Accounts payable	(13,794)	(5,670)	7,959
Accrued expenses and other current liabilities	(4,801)	1,737	(9,750)
Deferred profit	1,031	(4,611)	5,117

Net cash used in operating activities	(7,955)	(5,282)	(17,130)

Cash flows from investing activities:
Purchases of available-for-sale securities	(31,581)	(100,775)	(247,526)
Sales and maturities of available-for-sale securities	32,297	162,552	503,319
Acquisition of property and equipment	(5,756)	(14,812)	(24,400)
Acquisition of business, net of cash and cash equivalents acquired	(4,643)	—	(159,913)
Acquisition of other assets	—	—	(919)
Proceeds from sale of property and equipment and leased equipment	2,515	809	1,612

Net cash (used in) provided by investing activities	(7,168)	47,774	72,173

Cash flows from financing activities:
Issuance of common & treasury stock	4,881	8,141	13,824
Payments of bank loans and notes payable related to leased products	(5,000)	(1,058)	(2,815)
Repurchases of convertible subordinated notes	(31,850)	—	—
Other	—	—	(213)

Net cash (used in) provided by financing activities	(31,969)	7,083	10,796
Effects of exchange rate on cash and cash equivalents	547	(1,447)	895

Net (decrease) increase in cash and cash equivalents	(46,545)	48,128	66,734
Cash and cash equivalents at beginning of the period	142,180	94,052	27,318

Cash and cash equivalents at end of the period	$95,635	$142,180	$94,052

Supplemental disclosures of cash flow information:
Interest paid	$2,913	$3,007	$2,632
Income taxes paid (received)	$10,822	$3,992	$(74)

Noncash investing activities:
Net transfers of inventory to property and equipment	$2,905	$640	$2,157
Acquisition of NPTest using Credence common stock and assumption of options	$—	$—	$414,622
Schlumberger’s liability settlement using Credence common stock	$—	$5,000	—
Unrealized loss on securities	$(210)	$(283)	$(213)

Noncash financing activities:
Customer lease payments on liabilities guaranteed by Credence	$—	$—	$(1,535)

(1)	During fiscal year 2006, the Company recorded a total of $5,791,000 in stock-based compensation expense of which $120,000 was capitalized as inventory at October 31, 2006 from SFAS No. 123(R) adoption.

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

The Company has subsidiaries in Singapore, Taiwan, China and Japan engaged in sales, marketing and service of the Company’s products and subsidiaries in Korea, Malaysia, and the Philippines engaged in service of the Company’s products. The Company also has European subsidiaries, which principally distribute, service, and support Credence products in Europe and the Middle East. The Company maintains research and development in the U.S., France, Germany, and the UK, and manufacturing in the U.S. and Germany.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year’s presentation.

Minority Interest—The Company liquidated Credence-Innotech Corporation, its joint venture with Innotech Corporation in Japan during the third quarter of fiscal year 2004. The loss recognized upon liquidation was immaterial for fiscal year 2004.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.

Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, depreciation and amortization, share-based compensation valuation, residual values of leased assets, product maturity and receivable collectibility for purposes of revenue recognition, warranty costs, restructuring costs, deferred taxes and contingencies.

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

Due to the cyclical nature of the semiconductor equipment industry, the Company monitors its inventory levels in light of changes in the marketplace. In fiscal years 2006 and 2005, the Company recorded inventory

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

write-down totaling approximately $36.1 million and $34.5 million, respectively. The fiscal year 2006 inventory write-down related to decreased demand for our memory and other legacy products. During fiscal year 2005, the Company evaluated the redundant product lines using internal and external marketing data, the development roadmap for each product line, existing and potential customers and demand for the product.

Residual values assigned to the Company’s products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically against technological change and the forecasted business cycle.

Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature product. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collections may be an issue, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor account for each lease by either the sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal years 2006 and 2005, the Company introduced several new enhancements, systems and products. Certain revenue from sales of these new systems and products during fiscal years 2006 and 2005 were deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses were approximately $128,000, $201,000 and $346,000 in fiscal years 2006, 2005 and 2004, respectively.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2006.

As is customary in the Company’s industry and as provided for under local law in the United States and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and others with whom the Company does business, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors under operating lease agreements for environmental matters, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services such as warranty, the use of their goods and services, the use of facilities and state of the Company’s owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Cash, Cash Equivalents, and Short-Term Investments

For purposes of cash flow reporting, the Company considers all highly liquid investments with minimum yield risks and original maturity dates of three months or less to be cash equivalents. Short-term investments consist primarily of U.S. Treasury notes and obligations of U.S. Government agencies, carried at amortized costs adjusted to fair market value.

At October 31, 2006 and 2005, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The Company reviews all marketable equity securities for other than temporary declines in fair value. In doing so, the Company evaluates the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company, and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company considers circumstances where, as of the end of any quarter, the carrying value of a marketable equity security has been greater than its market value for the last six consecutive months, to be de-facto evidence of other than temporary impairment. The Company performs its evaluation of other than temporary impairment on a quarterly basis. Based on the Company’s evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Other income and expenses, net” in the consolidated statements of operations. There was no impairment charge recorded in fiscal years 2006, 2005 and 2004. In addition, the cost of securities sold is based on the specific identification method.

Gross unrealized gains and losses were not significant in fiscal years 2006 and 2005. The realized profits (losses) and interest of $0.3 million, $0 million and $(0.4) million are included in interest income in the consolidated statements of operations for fiscal years 2006, 2005 and 2004, respectively. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in the consolidated statements of stockholders’ equity.

The fair market value of cash equivalents, short-term and long-term debt investments represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

	October 31,
	2006	2005
Money market	$44,058	$91,769
Cash	51,577	50,411

Cash and cash equivalents	$95,635	$142,180

Short-term investments mature in one year or less while long-term investments mature in more than one year from the balance sheet date. At October 31, 2006 and 2005, these investments are classified as available-for-sale and consist of the following (in thousands):

	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Aggregate Fair Value
	(In thousands)
October 31, 2006
Auction rate preferred	$7,177	$—	$—	$7,177

Short-term investments	$7,177	$—	$—	$7,177

October 31, 2005
Auction rate preferred	$7,425	$—	$—	$7,425
Equity securities	200	191	—	391

Short-term investments	$7,625	$191	$—	$7,816

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of cash, cash equivalents and short-term investments classified by the maturity date listed on the security is as follows (in thousands):

	October 31,
	2006	2005
Due within 1 year	$100,816	$149,996
Due in 2008	$1,996	—

Cash, cash equivalents and short-term investments	$102,812	$149,996

Accounts Receivable Factoring without Recourse

The Company had an agreement with a commercial bank to sell certain of its trade receivables in non-recourse transactions. Under the terms of the agreement, the Company could sell up to $30.0 million of its trade receivables at any one time. The Company was retained by the bank to service the collection aspect of the trade receivables sold. The trade receivables were sold at a discount plus administrative and other fees. The discount amount, administrative and other fees for the fiscal year 2005 of approximately $0.1 million were accounted for in other income and expense, net in the consolidated statements of operations. The proceeds received were included as operating activities in the consolidated statements of cash flows. This facility was terminated during the quarter ended July 31, 2005.

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Shipping and handling expenses for purchased inventory items are expensed to cost of goods sold. Inventories consist of the following (in thousands):

	October 31,
	2006	2005
Raw materials	$36,436	$43,790
Work-in-process	14,097	21,121
Finished goods	4,667	14,143

	$55,200	$79,054

The Company makes inventory commitments and purchase decisions based upon sales forecasts. Each year the Company forecasts an annual operating plan and a three-year strategic plan as part of its strategic planning process. The Company also has a 12-month rolling forecast that estimates business levels for the next four quarters. These forecasts require the Company to estimate its ability to sell current and future products in the next cyclical period of the industry and compare those estimates with its current inventory levels. It is difficult to predict the timing of the next recovery or recession as well as the strength of that recovery or recession. The Company sells capital equipment with relatively longer technological lives than many of the components that are included in the manufacture of its products. Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (approximately four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels with the associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. This resulted in the Company entering into a variety of purchase commitments in order to mitigate component supply constraints, capture purchasing efficiencies and obtain supplies of components that are nearing end of life.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews excess and obsolete inventory on an annual basis in light of its three year strategic planning process and then again on a quarterly basis for significant events that might have an impact on inventories. In evaluating the need for inventory write-offs, the Company considers a number of factors including anticipated product life cycles, new product introductions, and expected future use of all raw materials, work-in-process, and finished goods on hand as well as purchase order commitments to purchase inventory. If the forecasts or estimates change, or product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. The Company reviews inventory on a cyclical basis rather than a seasonal or annual basis because of the nature of its industry, the relatively long lives of its products and the volatility of the business from quarter to quarter. Once the Company has identified excess or obsolete inventory materials, including purchase commitments, it considers alternative future uses for the items in question. In cases where no alternative future uses have been identified, and if the Company concludes that it is probable that the costs associated with the excess or obsolete materials will not be recovered, then an appropriate write-off is recorded. The Company then writes off 100% of the cost of inventory that it specifically identifies. The Company does not as a matter of course scrap all inventory that is identified as excess or obsolete. The Company’s products are capital goods with potentially long economic lives and historically the opportunity to sell these products has arisen or fallen unexpectedly. The Company has occasionally encountered unexpected demand for old products. The Company monitors the inventories that have been written off or written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material is disclosed.

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

Property and Equipment, Net and Other Intangible Assets

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

Property and equipment, net consists of the following (in thousands):

	October 31,
	2006	2005
Land	$24,381	$26,835
Buildings	35,876	35,746
Machinery and equipment	106,824	104,626
Software	33,731	30,705
Leasehold improvements	40,734	39,106
Furniture and fixtures	10,696	10,456

	252,242	247,474
Less accumulated depreciation	(165,067)	(150,783)

Net property and equipment	$87,175	$96,691

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was approximately $16.0 million, $24.6 million, and $27.9 million for the years ended October 31, 2006, 2005 and 2004, respectively.

In addition, the Company capitalizes a small number of finished systems into the manufacturing function for use in de-bug, quality control, and development as well as the sales function for use in demonstrations and application development.

Other intangible assets, excluding goodwill, consist of the following (in thousands):

October 31, 2006	Cost	Accumulated Amortization	Net
Purchased technology	$128,481	$(60,977)	$67,504
Customer relations	21,202	(11,958)	9,244
Maintenance contracts	13,800	(6,670)	7,130
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,048	$(88,170)	$83,878

October 31, 2005	Cost	Accumulated Amortization	Net
Purchased technology	$125,206	$(48,446)	$76,760
Customer relations	19,802	(10,013)	9,789
Maintenance contracts	13,800	(3,910)	9,890
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$167,373	$(70,934)	$96,439

Amortization expenses for the other intangible assets were $17.2 million, $20.4 million and $15.5 million for fiscal 2006, 2005 and 2004, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending October 31,	Amount
2007	$17,875
2008	15,926
2009	13,573
2010	10,109
2011	8,213
Thereafter	18,182

Total	$83,878

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Asset Retirement Obligations

In fiscal year 2004, we adopted Statement of Financial Accounting Standards No. 143, or SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company has various lease properties which leasehold improvements were completed at various times. As of October 31, 2006, the Company has a balance of $0.5 million recorded in “Accrued expenses and other liabilities” in the consolidated balance sheets, to return the properties at these sites to their original condition upon lease termination.

Equity Investment

At October 31, 2006, the Company had one equity method investment in a privately held company that is intended to provide strategic technologies and relationships to the Company’s businesses. This privately held company is currently in the development stage. Based on this status, the Company has determined that this equity investment does not require consolidation, as it is not a variable interest entity. The Company’s maximum exposure to loss for this investment at October 31, 2006 is limited to its carrying amount of $0.7 million and a minimum product purchase commitment of approximately $0.9 million by December 31, 2008.

Post-Employment Benefits

Post-employment benefits accrued for workforce reductions related to restructuring activities initiated in and after October 2004 are accounted for under Statement of Financial Accounting Standards No. 112, “Employer’s Accounting for Post-employment Benefits,” (SFAS 112). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Bank Loan

The bank loan had an annual interest rate of prime (approximately 7.0% at November 2, 2005). The loan had a covenant requiring the Company to maintain a minimum aggregated balance of cash, cash equivalents, and short and long-term investments of $100.0 million. The bank loan expired and was paid in full in November 2005 and was not renewed.

Other Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31,
	2006	2005
Short-term lease receivables	$92	$1,227
Receivable from contract equipment manufacturers	2,565	4,383
Other prepaid expenses	11,854	12,896

Total	$14,511	$18,506

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other assets consist of the following (in thousands):

	October 31,
	2006	2005
Long-term lease receivables	$314	$3,489
Equipment on lease	185	415
Field service spares	33,633	30,001
Product consignment	9,811	16,439
Other assets	5,129	7,680

Total	$49,072	$58,024

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. Amortization expense was approximately $10.9 million, $9.3 and $4.4 million for fiscal years 2006, 2005 and 2004, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 18 to 36 months. Amortization expense was approximately $7.9 million, $13.5 and $7.2 million for fiscal years 2006, 2005 and 2004, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	October 31,
	2006	2005
Accrued distributor commissions	2,724	2,010
Accrued bonuses	5,914	5,073
Accrued restructuring expenses	8,305	10,178
Accrued value added taxes	2,602	2,062
Accrued interest expense	993	1,238
Other accrued liabilities	16,713	19,195

	$37,251	$39,756

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Non-monetary Assets,” (SFAS 153), an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 was effective for non-monetary asset exchanges beginning in the first quarter of fiscal year 2006. The adoption of SFAS 153 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in fiscal year 2006 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (SFAS 154) effective with fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made. This statement replaces APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement addresses restatement of previously issued financial statements to reflect the correction of an error. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position or results of operations.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in fiscal year 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on the Company’s results of operations and financial condition.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1 and 124-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (FSP FIN 46(R)-6), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (FIN 46(R)). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 was effective beginning the fourth quarter of fiscal year 2006. The adoption of FSP FIN 46(R)-6 did not have a material effect on the Company’s financial position, results of operations and cash flows.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of the provisions of SFAS 158 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

Note 2—Acquisitions

Hypervision, Inc.:

In May 2006, the Company acquired Hypervision, Inc. (Hypervision). Hypervision designed, developed and manufactured system solutions, which involved emission emiscope and laser signal injection technology. The Company believes that the acquisition of Hypervision enables the Company to provide customers with various emission microscopy products, supplementing the Company’s current diagnostic and characterization products. Under the term of the agreement, the Company agreed to pay Hypervision $4.7 million in cash, of which $3.2 million was paid at closing. In addition, the Company assumed approximately $1.8 million of liabilities, offset by $1.0 million in assets assumed. The Company has retained the remaining purchase price amount of $1.5 million for possible breach of general representations and warranties and payment of $1.0 million of the retained amount is due approximately one year after the closing date, and the remaining $0.5 million approximately two years after the closing date in the event no such breach of general representations or warranties exists. Of the $4.7 million to be paid, approximately $0.5 million was accounted for as goodwill. The goodwill was subsequently written off as part of the goodwill impairment analysis performed by the Company at July 31, 2006. See Note 3, Goodwill and Other Intangible Assets, for further discussion.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NPTest Holding Corporation:

In May 2004, the Company acquired 100% of the outstanding common stock of NPTest Holding Corporation (NPTest), a company that designed, developed and manufactured advanced semiconductor test and diagnostic systems and provided related services for the semiconductor industry. The addition of NPTest expands the Company’s customer base and enables the Company to provide customers with a broader portfolio of solutions. The acquisition resulted in a total cash payment to shareholders of NPTest of approximately $230 million and the right to receive approximately 32 million shares of the Company’s common stock, including the assumed conversion of 203,036 shares of the Company’s preferred stock at a conversion ratio of 100 to 1, with an aggregate fair value at the acquisition date of approximately $376.5 million. As of the end of fiscal year 2005, all of the 32 million shares were issued and outstanding as common stock. In fiscal year 2004, the former majority shareholder of NPTest converted 79,754 shares of the Company’s non-voting convertible preferred stock into 7,975,400 shares of the Company’s common stock. During fiscal year 2005, the remaining 123,282 shares of the preferred stock were converted into approximately 12,328,200 shares of common stock. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed all of the outstanding NPTest stock options with a fair value of approximately $38.1 million. The options were valued using the Black-Scholes-Merton options pricing model with the following assumptions: dividend of $0, volatility of 0.77, expected life of 6.35 years, risk-free interest rate of 3.45% and a market value of the Company’s common stock of $11.77 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $5.9 million. Below is a summary of the total purchase price (in thousands):

Cash	$229,950
Common and preferred stock	376,514
Outstanding stock options	38,108
Direct acquisition costs	5,910

Total purchase price	$650,482

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of NPTest was negotiated during a period in which market valuations of semiconductor capital equipment companies, and semiconductor test equipment companies in particular, had increased significantly due to favorable net sales and operating results. For example, the market value of the Company’s stock had increased from a low of $6.44 per share in March 2003 to a value of $15.00 per share on January 15, 2004, the date the Company negotiated transaction terms with representatives of NPTest. Market valuations of the Company’s competitors similarly had risen significantly during this period. In addition, NPTest was the subject of an acquisition proposal by a Company competitor during the acquisition negotiations which contributed to the purchase price negotiated by the parties. Furthermore, the Company received from its financial advisor an opinion as to the fairness, from a financial point of view, of the consideration to be paid by the Company to the holders of NPTest common stock in the merger. Such advisor informed the Company that, as of such date, and based upon and subject to the assumptions, limitations and qualifications set forth in its written opinion, the consideration to be paid by the Company to the holders of NPTest common stock in the merger was fair.

The majority owner of NPTest, who owned approximately 63% of NPTest’s common stock, received 203,036 shares of non-voting convertible preferred stock of the Company as a result of the acquisition. Each share of NPTest common stock held by this majority owner was exchanged for 0.008 of a share of the Company’s non-voting convertible stock. Each share of the non-voting convertible stock was convertible into 100 shares of the Company’s common stock. The non-voting convertible stock was identical in all respects to the Company’s common stock except that, prior to conversion, it had no voting rights, but had a liquidation preference of $0.001 per share. The non-voting convertible stock is classified as preferred stock. During fiscal year 2005, the majority owner converted all of the 203,036 shares of the Company’s non-voting convertible preferred stock into 20,303,600 shares of the Company’s common stock.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” (SFAS 141), the purchase was accounted for as a purchase transaction and the Company has included in its results of operations, for the fiscal year ended October 31, 2004, the result of NPTest beginning on May 29, 2004. The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their estimated fair values, and to deferred stock compensation. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), goodwill and purchased intangible assets with indefinite lives are not amortized but reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows (in thousands, except years):

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

The purchase price allocation changed by $0.7 million during the fiscal year 2006 due to the write down of other accrued expenses and liabilities related to relocation charges, estimated sublease proceeds from the Simi Valley facility and early termination of a lease. The purchase price allocation changed by $1.1 million during the fiscal year 2005, primarily due to additional accrued expenses and liabilities recognized. The write up of additional accrued liabilities of $1.1 million during the fiscal year 2005 consisted of $1.7 million that pertained to severance and related charges, $1.0 million for the Simi Valley facility clean-up costs, and relocation and other charges of approximately $0.5 million for the Simi Valley facility, offset by $2.1 million write-down of accrued liabilities related to pre-acquisition costs and other liabilities. These amounts were credited to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF Issue 95-3).

Net Tangible Assets

NPTest’s assets and liabilities as of May 28, 2004 were reviewed and adjusted, if necessary, to their fair value. Reserves and allowances were reviewed for appropriateness and approved by management. Management also reviewed the liabilities to ensure that the proper value was recorded based on estimates at that date.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the Board of Directors approved moving forward with a major component of management’s original integration plan, which involved closing the Simi Valley, California facility and moving all manufacturing activities at this site to Hillsboro, Oregon. As a part of the approved plan, during the fiscal year 2005, the Company accrued charges related to the approved plan of $3.8 million. Of the total charges, severance and related charges for 100 employees accounted for $2.1 million, facilities leasehold restoration costs of $1.1 million and relocation expenses of $0.6 million. The Company recognized these costs in accordance with EITF 95-3. The related facility lease charges will be paid through the end of the lease terms, which extend through June 2008, of which the majority of the payment related to the Simi Valley facility, which ends in January 2007. As of October 31, 2006, $0.3 million remained to be paid for these charges. The following table illustrates the charges and the estimated timing of future payouts at October 31, 2006 (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at October 31, 2006
Severance	$(231)	$—	$154	$77	$—
Facilities	(2,348)	—	1,506	575	(267)
Relocation	(182)	—	26	156	—

Total	$(2,761)	$—	$1,686	$808	$(267)

Estimated timing of future payouts:
Fiscal 2007					$217
Fiscal 2008					$50

Total					$267

As a result of the NPTest acquisition, the Company was required to make a payment to Schlumberger Limited (Schlumberger), the former parent of NPTest, at a date in the future pursuant to a provision in the acquisition agreement between NPTest and Schlumberger under which NPTest was acquired by Francisco Partners, L.P. from Schlumberger. The future payment date could have been triggered by various events, including certain distributions by NPTest Holding, LLC (an entity controlled by Francisco Partners, L.P.) to its members, or, at Schlumberger’s option, it could have been triggered on May 28, 2005. The payment amount was contingent upon the value of the Company’s common stock at the time of distribution. If payment was triggered at Schlumberger’s option, the Company could have generally settled this payment in cash or stock. If payment was triggered by a distribution by NPTest Holding, LLC to its members, the payment to Schlumberger was required to be in the same form and could have been made in cash, stock or both. This contingent liability was required to be marked to market at the end of each fiscal period until settled using the Company’s closing stock price on the last day of the fiscal period, and the changes in carrying value flow through other income and expense, net in the condensed consolidated statements of operations. In May 2005, the Company and Schlumberger reached a settlement, which required the Company to pay Schlumberger $4.0 million in cash and 615,157 shares of the Company’s common stock valued at $5.0 million. According to this settlement, the Company had fulfilled its obligation to Schlumberger and there were no outstanding liabilities related to this transaction at the end of fiscal year 2005.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Compensation

Unvested stock options valued at approximately $10.0 million at the time of the NPTest acquisition have been allocated to deferred compensation in the purchase price allocation and are being amortized to expense using the straight-line vesting method. The portion of the purchase price allocated to deferred compensation cost was based on the portion of the intrinsic value at the consummation date related to the future vesting period. Options assumed in conjunction with the acquisition had exercise prices ranging from $5.86 to $13.56 per share, with a weighted-average exercise price of $6.71 per share and a weighted average remaining contractual life of approximately 9.25 years. The Company is amortizing the fair value of the deferred compensation on a straight-line basis over the remaining vesting period of approximately 3.25 years. The Company assumed approximately 4.1 million stock options. Upon the adoption of SFAS 123(R), deferred compensation balance as of November 1, 2005 was reclassified and amortization ceased.

Pro Forma Results

The following pro forma financial information presents the combined results of operations of the Company and NPTest as if the acquisition had occurred as of the beginning of the periods presented. Certain adjustments to

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands, except per share amounts)	Fiscal Year Ended October 31, 2004
Net sales	$553,454
Net loss	(85,034)
Basic net loss per share	$(0.95)

Diluted net loss per share	$(0.95)

The pro forma financial information above includes the following material, non-recurring charges for all periods presented (in thousands):

Cost of goods sold from inventory write-up	$14,567
Amortization of the product backlog intangible asset	$4,900
In-process research and development	$7,900
Special cost of goods sold charges—discontinued product lines	$49,565
Restructuring charges	$6,309
Integration costs	$1,849

The pro forma information above for the fiscal year ended October 31, 2004 excluded the impact of material, non-recurring charges related to the acquisition of NPTest Inc. from Schlumberger by NPTest Holding Corporation, which was incorporated by Francisco Partners, and the initial public offering effect on NPTest. Those charges include, among others, 1) the amortization of intangible assets, 2) amortization of tangible assets written up to fair value, 3) indirect costs associated with its initial public offering such as preferred stock dividends, annual advisory fees to Francisco Partners and interest expense on the senior debt, and 4) the tax effect associated with excluding these charges which net to a gain of $69.9 million.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Goodwill and Other Intangible Assets

Goodwill Impairment

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002.

SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information”, (SFAS 131). A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under United States Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. The Company operates in one industry segment, advanced semiconductor test and diagnostic systems. The Company also has a single reporting unit for purposes of SFAS 142, automated test equipment (ATE), primarily because all of the Company’s ATE operations are subject to similar economic characteristics. In addition, all the Company’s products have common production processes, customers, and product life cycles.

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

Based on a combination of factors that came into existence and were identified during the third quarter of fiscal 2006, particularly: (1) the Company’s changed current and projected operating results reflecting lower demand from major customers; and (2) the Company’s current market capitalization which was significantly less than its book value for the preceding 10 weeks prior to the end of the third quarter, the Company concluded there

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were sufficient indicators to require it to assess whether any portion of its recorded goodwill balance was impaired. The Company determined, based on its estimates of forecasted discounted cash flows and its market capitalization, that its goodwill was impaired at July 31, 2006. Further analysis indicated that the entire balance of goodwill was impaired and an impairment charge of $423.9 million was recorded in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

The Company performed the first step of the interim SFAS 142 analysis, consisting of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The fair value was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, the Company assumed a forecasted cash flow period of 5 years, long-term annual growth rates of 0% to 12%, a discount rate of 20% and terminal value growth rates of 5%. The Company also considered its total market capitalization as of July 31, 2006, and its average market capitalization for the quarter in order to assess volatility of its market capitalization on that day. Based on the first step analysis, the Company determined that the carrying amount was in excess of its fair value. As such, the Company was required to perform the second step analysis to determine the amount of the impairment loss. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of the Company to the Company’s tangible and intangible assets (other than goodwill). Based on the second step analysis, the Company concluded that all of its recorded goodwill ($423.9 million) was impaired and as such recorded a noncash charge to continuing operations during the third quarter of fiscal year 2006.

Other Acquisition-Related Intangible Assets Impairment

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the considerations outlined in the previous discussion on goodwill, in July 2006, the Company also concluded that sufficient indicators existed to require it to perform an analysis to assess whether a portion of its other acquisition-related intangible assets was impaired. This analysis differs from the goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset being tested for impairment. Since the forecasted cash flows exceeded the carrying value, the Company concluded that there was no impairment to its long-lived assets at October 31, 2006.

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

Note 4—Restructuring Charges

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables illustrate the restructuring cost activity for the year ended October 31, 2006 and the estimated timing of future payouts for the major restructuring categories (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at October 31, 2006
Severance	$(2,892)	$(10,106)	$7,562	$377	$(5,059)
Operating leases	(10,415)	(628)	5,288	231	(5,524)
Other liabilities	(1,369)	(895)	2,245	19	—

Total	$(14,676)	$(11,629)	$15,095	$627	$(10,583)

Estimated timing of future payouts:
Fiscal year 2007					$8,088
Fiscal year 2008					1,246
Fiscal year 2009					1,249

Total					$10,583

During the fiscal year 2006, the Company recorded the following activity related to restructuring charges:

•	The severance and other related charges amounted to $9.7 million, which accounted for headcount reduction of approximately 270 employees. The affected employees were across all business functions and throughout the world.

•	The property and equipment write off, amounting to $0.2 million, resulted from the Company’s decision to discontinue its memory product.

•	The operating lease charges of $0.4 million resulted from vacating facilities related to the memory product.

•	Other liabilities of $0.7 million which represents cancellation fees of early termination of certain outsourcing contracts related to the memory product.

In July 2006, the Company entered into a lease buyout agreement with the landlord for the vacant San Jose building. The agreement terminated the initial lease arrangement whereby the Company would occupy and pay for the space through 2009. According to the terms of the agreement, the Company will pay $8.0 million over a three years period of which $2.0 million was paid in early August 2006.

The following tables illustrate the restructuring cost activity for the year ended October 31, 2005 for the major restructuring categories (in thousands):

	Balance at October 31, 2004	Charges	Utilized	Adjustments	Balance at October 31, 2005
Severance	$(3,019)	$(4,958)	$4,467	$618	$(2,892)
Operating leases	(1,043)	(11,474)	2,146	(44)	(10,415)
Deferred rent write-off	—	709	(709)	—	—
Property and equipment	—	(1,089)	1,089	—	—
Other liabilities	(32)	(1,399)	30	32	(1,369)

Total	$(4,094)	$(18,211)	$7,023	$606	$(14,676)

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 5—Commitments and Contingencies

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2013 of which approximately $0.3 million, $11.5 million, and $0.7 million have been written off to operating expenses during fiscal years 2006, 2005 and 2004, respectively.

The future minimum lease payments at October 31, 2006 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
2007	$3,160	$277	$2,883
2008	1,805	50	1,755
2009	1,274	—	1,274
2010	487	—	487
2011	264	—	264
Thereafter	440	—	440

	$7,430	$327	$7,103

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At October 31, 2006, the Company has open and committed non-cancelable purchase orders totaling approximately $71.4 million.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the Company’s minimum contractual cash obligations and other commitments at October 31, 2006, and the effect of such obligations in future periods (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$7,430	$3,160	$1,805	$1,274	$487	$264	$440
Convertible subordinated notes (2)	145,000	—	145,000	—	—	—	—
Interest on convertible subordinated notes	3,353	2,175	1,178	—	—	—	—
Minimum commitment under Technology Development Agreement	940	940	—	—	—	—	—
Open non-cancelable purchase order commitments	71,352	68,405	2,854	93	—	—	—

Total contractual cash and other obligations	$228,075	$74,680	$150,837	$1,367	$487	$264	$440

(1)	Approximately $0.3 million of this total has been accrued for as restructuring charge in the consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded on the consolidated balance sheets as convertible subordinated notes.

Rent expense was approximately $3.3 million, $6.2 million, and $4.6 million for the years ended October 31, 2006, 2005, and 2004, respectively.

The contractual cash obligations and commitments table presented above contains the Company’s minimum obligations at October 31, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

There were no material commitments for capital expenditures at October 31, 2006.

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

The following table represents the activity in the warranty accrual for the twelve months ended October 31, 2006 and 2005 (in thousands):

	For the year ended October 31,
	2006	2005
Beginning balance	$13,419	$15,314
Add: Accruals for warranties issued during the period	19,548	16,910
Less: Adjustments of accrual estimates	(1,280)	(411)
Warranty spending	(18,173)	(18,394)

Ending balance	$13,514	$13,419

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Convertible Subordinated Notes

In June 2003, the Company issued $180 million of 1.5% convertible subordinated notes (the “Notes”) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses of $5.8 million associated with the offering were capitalized upon issuance and are included in other current assets and in other long-term assets. Such expenses are being amortized to interest expenses over the term of the Notes. In September 2006, the Company purchased $35 million of the Notes for approximately $32 million in cash. This purchase generated a net gain of approximately $2.8 million which was recorded as other income and expenses, net in the consolidated statement of operations.

Note 7— Stock-Based Compensation

Stock Option Plans

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire up to seven years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. The total number of shares authorized for grant of stock options is 7.4 million shares. The total number of shares authorized under the ESPP is 1.6 million shares subject to automatic increases. Shares issued as a result of stock option exercises and the Company’s ESPP are generally from the Company’s new and treasury shares. As of October 31, 2006, the Company had approximately 4.7 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On August 9, 2000, the Board of Directors authorized the Company’s Supplemental Stock Option Plan (the “2000 Plan”) and authorized 500,000 shares for issuance. This additional reserve of shares supplements the Company’s 1993 Stock Option Plan and is for issuance to individuals employed by the Company who are neither officers of the Company nor members of the Board. On November 27, 2000 the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan. In addition, on November 27, 2001, the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan.

In fiscal year 2005, the Company’s Board of Directors and stockholders approved the 2005 Stock Incentive Plan (the “2005 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights and restricted stock to employees, members of the Board of Directors and consultants. The maximum number of shares available for grant under the 2005 Plan is 5.9 million shares.

During fiscal year 2005, the 1993 Stock Option Plan (the “1993 Plan”), under which the Company previously granted options to employees and members of the Board of Directors, expired. However, outstanding options granted under the 1993 Plan remains exercisable in accordance with the terms of the original grant agreements.

In August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company previously accounted for its employee stock option and ESPP under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures,” (SFAS 148). As the ESPP was not compensatory under APB 25, no compensation expense was recorded in earnings for the awards granted under the ESPP. Compensation expense was recorded in earnings for the Company’s stock options if they were awarded with an exercise price less than the market price of the Company’s stock on the date of grant. The pro forma effects on net loss and net loss per share for stock options and ESPP awards were instead disclosed in a footnote to the consolidated financial statements.

The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in fiscal year 2006, the compensation cost recognized included the cost for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the grant date fair value estimated in accordance with the provisions of SFAS 123(R) for awards granted or modified on or after November 1, 2005 whose requisite service period was rendered during fiscal year 2006. The Company determines the fair value of stock options using the single option approach under SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company determined the fair value of stock options using the multiple option approach. In conjunction with the adoption of SFAS 123(R), the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option approach for awards granted or modified on or after November 1, 2005. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach.

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

As a result of adopting SFAS 123(R), the Company’s loss before income taxes provision and net loss for fiscal year 2006 was $3.3 million higher, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the fiscal year 2006 would have been $0.03 lower, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows from adopting SFAS 123(R).

The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the condensed consolidated statement of operations for the twelve months ended October 31, 2006 (in thousands):

Cost of goods sold	$703
Research and development	1,932
Selling, general and administrative	3,036

Stock-based compensation expense before income taxes benefit	$5,671
Income tax benefit	—

Stock-based compensation expense after income taxes benefit	$5,671

At October 31, 2006, the Company capitalized $0.1 million of stock-based compensation expense as inventory; therefore, excluded in the cost of goods sold amount above.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activity under stock option plans at October 31, 2006 (in thousands, except per share and years):

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at October 31, 2003	2,354	13,195	$15.85
Increase in authorized shares	2,234	—	—
Assumed NPTest options	—	4,143	7.04
Options granted	(4,665)	4,665	12.61
Options canceled	1,881	(1,881)	17.45
Options forfeited/expired	(434)	—	—
Options exercised	—	(1,377)	7.34

Balance at October 31, 2004	1,370	18,745	$13.56
Increase in authorized shares	8,885	—	—
Options granted	(2,603)	2,603	8.91
Options canceled	2,153	(2,153)	15.38
Options forfeited/expired	(3,714)	(491)	—
Options exercised	—	(546)	7.27

Balance at October 31, 2005	6,091	18,158	$12.87
Options granted	(2,352)	2,301	6.48
Options canceled	32	(32)	11.35
Options forfeited/expired	654	(3,028)	—
Options exercised	—	(307)	6.63

Balance at October 31, 2006	4,425	17,092	$12.48	$12,558	5.40

Vested or expected to vest at October 31, 2006		14,298	$13.50	$7,598	5.27

Exercisable at October 31, 2006		14,251	$13.50	$7,598	5.40

Restricted stock units are granted from the pool of options available for grant. The Company’s plan requires that for every share of restricted stock unit issued, the Company will be counted against the plan limit as 1.4 shares in the above table.

The weighted-average grant date fair value per options granted during the fiscal year 2006, 2005 and 2004 was $3.25, $5.63 and $7.64, respectively. The total intrinsic value of options exercised during the fiscal year 2006, 2005 and 2004 was $0.5 million, $1.1 million and $7.8 million, respectively. Cash proceeds from the exercise of stock options were $2.1 million, $4.0 million and $11.2 million for the fiscal year 2006, 2005 and 2004, respectively. No income tax benefit was realized from the stock option exercises during the fiscal year 2006, 2005 and 2004, respectively. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the fiscal year 2006 was $4.1 million. The Company generally settles employee stock option exercises with newly issued common shares. At October 31, 2006, there was $9.0 million of unrecognized stock-based compensation expense related to non-vested options and is expected to be recognized over a weighted-average period of 2.8 years.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the fiscal year 2006, 2005 and 2004, respectively:

	2006	2005	2004
Expected volatility	54%	73%	74%
Dividend yield	—	—	—
Risk-free interest rate	4.78%	3.55%	3.33%
Expected term (in years)	4.0	5.2	4.9

Expected Volatility:    The Company’s computation of expected volatility for the fiscal year 2006 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. Prior to fiscal year 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield:    The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate:    The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term:    The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the fiscal year 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Forfeitures Rate:    Compensation expense recognized in the consolidated statement of operations for the fiscal year 2006 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base salary to the plan. The Company has a one-year rolling plan with two six-month purchases within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period will terminate and a new one-year offering period will commence. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At October 31, 2006, there were 306,249 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Plan with a Look Back Option” and using the Black-Scholes-Merton options pricing model. During the fiscal years 2006, 2005 and 2004, the Company issued 855,396 shares, 676,923 shares and 413,105 shares, respectively, under the 1994 Plan. Total cash received for the issuance of shares under the employee stock purchase plan was approximately $2.8 million, $4.1 million and $2.6 million during the fiscal years 2006, 2005 and 2004, respectively. Stock-based compensation expense related to the 1994 Plan recognized under SFAS 123(R) in fiscal year 2006 was $1.6 million. At October 31, 2006, there was $0.5 million of unrecognized stock-based compensation expense related to outstanding ESPP shares and is expected to be recognized over a four month period.

The fair value of awards granted under the 1994 Plan stock-based compensation was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the fiscal years 2006, 2005 and 2004, respectively:

	2006	2005	2004
Expected volatility	57%	57%	53%
Dividend yield	—	—	—
Risk-free interest rate	4.95%	2.71%	1.52%
Expected term (in years)	0.5	0.5	0.5

Prior to fiscal year 2006, the Company accounted for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures,” (SFAS 148). As the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense was recognized in the Company’s financial statements.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its Employee Stock Purchase Plan, the Company’s net loss and net loss per share for the fiscal years ended October 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	2005	2004
Net loss as reported	$(119,932)	$(64,478)
Add: Stock-based employee compensation expense included in reported net loss	3,027	2,178
Less: Stock-based employee compensation expense determined under fair value based methods for all awards	(34,685)	(26,156)

Pro forma net loss	$(151,590)	$(88,456)

Basic net loss per share as reported	$(1.28)	$(0.88)
Basic net loss per share pro forma	$(1.61)	$(1.21)
Diluted net loss per share as reported	$(1.28)	$(0.88)
Diluted net loss per share pro forma	$(1.61)	$(1.21)

The basic and diluted pro forma net loss per share for the fiscal year 2004 has been revised from the previously disclosed amounts in the Company’s annual report on Form 10-K for the fiscal year ended 2004.

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

The following table sets forth the computation of basic and diluted loss per share for the fiscal years ended October 31, (in thousands, except per share amounts):

	2006	2005	2004
Numerator:
Net loss	$(481,585)	$(119,932)	$(64,478)

Denominator:
Weighted-average shares outstanding	99,981	93,864	73,058

Basic net loss per share	$(4.82)	$(1.28)	$(0.88)
Diluted net loss per share	$(4.82)	$(1.28)	$(0.88)

During fiscal year 2006, the Company excluded options to purchase 17,091,749 shares of common stock and 12,820,513 shares issuable under the term of the convertible subordinated notes from the diluted loss per share calculation, as their effect was anti-dilutive. During fiscal year 2005, the Company excluded options to purchase 18,158,000 shares of common stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted loss per share calculation, as their effect was anti-dilutive. During fiscal year 2004, the Company excluded options to purchase 18,745,141 shares of common stock, 12,328,200 shares issuable upon conversion of convertible preferred stock and 15,915,119 shares issuable under the terms of the convertible subordinated notes from the diluted loss per share calculation because they were anti-dilutive.

Deferred Compensation

Deferred compensation generally results when the Company, during an acquisition, assumes the obligation of stock option grants made by the acquired company. Deferred compensation is amortized as compensation cost

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the weighted average remaining future vesting period of unvested options related to the options assumed. The balance for the deferred compensation is reflected as a contra-equity in the consolidated statements of shareholders’ equity.

The Company allocated approximately $10.0 million of the purchase price of NPTest to deferred compensation. The portion of the purchase price allocated to deferred compensation cost was based on the portion of the intrinsic value at the consummation date related to the future vesting period of NPTest options assumed by the Company. Options assumed in conjunction with the acquisition had exercise prices ranging from $5.86 to $13.56 per share, with a weighted-average exercise price of $6.71 per share and a weighted average remaining contractual life of approximately 9.25 years. The Company amortized the fair value of the deferred compensation on a straight-line basis over the remaining vesting period of approximately 3.25 years. The Company assumed approximately 4.1 million stock options.

During the fiscal years ended October 31, 2005 and 2004, the Company recognized expense related to the deferred compensation of $3.0 million and $2.2 million, respectively.

Upon adopting SFAS 123(R), deferred compensation balance of $4.2 million was charged to additional paid-in capital and amortization ceased.

Note 8—Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company contributed to this plan during the fiscal years ended October 31, 2006, 2005 and 2004 $1.8 million, $1.8 million and $0, respectively.

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

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At October 31, 2006 and 2005, the pension liability was $0.5 million and $0.6 million, respectively. The expenses associated with these plans were not material during fiscal years 2006 and 2005, respectively.

The Company has a deferred compensation for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets, included in other assets, and the corresponding deferred compensation liability, included in other liabilities were approximately $1.9 million and $2.4 million at October 31, 2006 and 2005, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes

The tax provision (benefit) consisted of the following (in thousands):

	Year Ended October 31,
	2006	2005	2004
Federal:
Current	$—	$(180)	$(602)
Deferred	—	—	—

	—	(180)	(602)
State:
Current	391	315	(1,684)
Deferred	—	—	—

	391	315	(1,684)
Foreign:
Current	5,895	11,254	6,275
Deferred	(402)	—	—

Income tax provision	$5,884	$11,389	$3,989

Pre-tax income from foreign operations was approximately $37.5 million, $44.0 million and $14.3 million in fiscal years 2006, 2005 and 2004, respectively.

In the fourth quarter of fiscal year 2006, the Company repatriated $23.0 million in foreign earnings. There was no tax effect of this distribution as it was offset by the Company’s net operating losses carryforward.

Cumulative unremitted foreign earnings that are considered to be permanently invested outside the U. S. and on which no U.S. taxes have been provided, are approximately $41.8 million as of October 31, 2006. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

Reconciliation between the Company’s effective tax rate of (1.24%) in fiscal year 2006, 10.5% in fiscal year 2005, and 6.6% in fiscal year 2004 and the U.S. statutory rate of 35% is as follows (in thousands):

	Year Ended October 31,
	2006	2005	2004
Tax computed at statutory rate	$(166,496)	$(37,990)	$(21,145)
State income tax	391	315	(1,684)
U.S. losses not benefited	15,747	53,380	23,369
Non-deductible in-process research and development	—	—	2,765
Foreign rate differential	(7,630)	(4,136)	1,286
Goodwill impairment	148,356	—	—
Repatriation	14,904	—	—
Other items	612	(180)	(602)

Income tax provision	$5,884	$11,389	$3,989

The income tax provision in fiscal years 2006, 2005 and 2004 consists primarily of foreign tax on earnings and foreign withholding taxes generated from our foreign operations.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	October 31,
	2006	2005
Deferred tax assets:
Accounting for inventories	$46,102	$44,353
Allowance for doubtful accounts	524	721
Accruals not currently deductible	25,620	24,730
Net operating loss and credit carryforwards	187,614	165,895
Book over tax depreciation	3,251	4,392
Deferred revenue/profit/commissions	3,369	3,717
Foreign deferred	402	—

Total deferred tax assets	266,882	243,808
Valuation allowance for deferred tax assets	(238,698)	(210,137)

	28,184	33,671
Deferred tax liability:
Intangibles	(27,432)	(33,671)
Prepaid expense	(350)	—

Total deferred tax liabilities	(27,782)	(33,671)
Net deferred tax assets	$402	$—

At October 31, 2006, the Company has unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $432.1 million and $9.2 million, respectively, which if not utilized will expire in 2012 through 2026. At October 31, 2006, we also had unused foreign tax credit of $6.0 million related to the Singapore repatriation, which expires in 2016. Utilization of the Company’s net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of its deferred tax assets, the Company has provided a valuation allowance equal to its domestic net deferred tax assets at October 31, 2006 and October 31, 2005. The Company had a net increase in the valuation allowance of $28.6 million in fiscal year 2006 due primarily to the increase in net operating loss and tax credit carryforwards; an increase of $57.1 million in fiscal year 2005 due to current year change of non-deductible accruals, reserves and increase of net operating loss; and a net increase of $48.3 million in the valuation allowance in fiscal year 2004 due to build of non deductible accruals, reserves and the NPTest acquisition. Approximately $5.8 million of the valuation allowance for deferred tax assets is attributable to stock option deductions, the benefit of which will be credited to equity when realized. Approximately $10.0 million in the valuation allowance for deferred tax assets is related to the acquisition of NPTest during fiscal year 2004, the benefit of which will be credited to goodwill when realized.

Note 10—Legal Matters

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At October 31, 2006 and 2005, the Company had a balance of net unrealized losses of $18,000 and net unrealized gains of $0.2 million, respectively, on available-for-sale investments. Additionally, at October 31, 2006 and 2005, the Company had a balance of $2.1 million and $0.3 million, respectively, of net foreign currency translation gains.

Accumulated other comprehensive income and changes thereto consist of (in thousands):

	Year Ended October 31,
	2006	2005	2004
Beginning balance, net of tax	$509	$2,924	$1,522
Unrealized loss on available-for-sale securities, net of tax	(210)	(283)	(221)
Currency translation adjustment, net of tax	1,820	(2,132)	1,623

Ending balance, net of tax	$2,119	$509	$2,924

Note 12—Industry Segments and Concentration of Risks

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

Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision makers. The Company’s chief decision makers are the Chief Executive Officer and Chief Financial Officer. The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems used in the production of semiconductors. All of the Company’s advanced semiconductor test and diagnostic systems operations are subject to similar economic characteristics, have similar production processes, have common customers, and are distributed using the same channels.

The Company’s net sales by product line consisted of:

	Year Ended October 31,
	2006	2005	2004
SoC	35%	37%	22%
Analog Mixed Signal	30	22	32
Memory	2	3	23
Design Characterization Group	9	11	4
Service	24	27	19

Total net sales	100%	100%	100%

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

	Year Ended October 31,
	2006	2005	2004
North America	31%	31%	28%
Taiwan	11	12	20
China	6	5	7
Southeast Asia	29	20	20
Rest of Asia Pacific	5	10	5
Europe & Middle East	18	22	20

Total net sales	100%	100%	100%

A distributor in Taiwan, Spirox Corporation, accounted for 13%, 14% and 23% of the Company’s net sales in fiscal years 2006, 2005 and 2004, respectively. Spirox Corporation accounted for 12% and 19% of gross accounts receivable at October 31, 2006 and 2005, respectively.

In fiscal year 2006, two end-user customers headquartered in the U.S. accounted for 23% and 15% of the Company’s net sales, respectively, and 36% and 10% of the Company’s gross receivables, respectively.

In fiscal year 2005, two end-user customers headquartered in the U.S. accounted for 25% and 14% of the Company’s net sales, respectively, and 22% and 20% of the Company’s gross receivables, respectively. One end-user customer headquartered in Europe accounted for 15% of the Company’s net sales in fiscal year 2004.

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

As of October 31, 2006 and 2005, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

Note 13—Related Party Transactions

Dr. William G. Howard Jr., a director of the Company, is a director of Xilinx, Inc. (Xilinx). For the fiscal years ended October 31, 2006, 2005 and 2004, the Company sold approximately $0.7 million, $0.6 million, and $1.7 million, respectively, of products and services to Xilinx. For the years ended October 31, 2006, 2005, and 2004, the Company purchased goods and services of approximately $3,000, $0, and $1,000, respectively, from Xilinx. The Company had no amounts owed from or to Xilinx at October 31, 2006, 2005 and 2004, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Richard Beyer, a director of the Company since September 2003, is President, Chief Executive Officer and a Director of Intersil. For the fiscal years ended October 31, 2006, 2005 and 2004, the Company sold approximately $6,900, $4,100 and $15,000 of products and services to Intersil, respectively. There were no receivable balances from Intersil at October 31, 2006 and 2005, respectively.

Dipanjan Deb, a director of the Company until March 2006, is a Director of AMI Semiconductor (AMIS Holdings, Inc.). For the fiscal years ended October 31, 2006, 2005 and 2004, the Company sold approximately $1.4 million, $3.5 million and $4.0 million of product and services to AMI Semiconductor, respectively. The amounts of receivables from AMI Semiconductor were approximately $212,000 and $449,000 at October 31, 2006 and 2005, respectively. Mr. Deb is also a director of Conexant Systems. For the fiscal years ended October 31, 2005 and 2004, the Company sold approximately $0 and $110,000 of product and services to Conexant Systems, respectively. The Company had no amounts owed from Conexant Systems at October 31, 2005. Prior to the Company’s acquisition of NPTest, pursuant to an amended advisory agreement with Francisco Partner, L.P., NPTest made certain payments to Francisco Partners, L.P., for services provided to NPTest.

Thomas Franz, a director of the Company until October 22, 2004, is a Corporate Vice President of Intel Corporation. For the fiscal year ended October 31, 2004 the Company sold approximately $47.8 million of products and services to Intel.

Note 14—Subsequent Event

On December 14, 2006, the Company entered into separate exchange and purchase agreements with certain holders of its existing 1.5% Convertible Subordinated Notes due 2008 (the “Old Notes”), pursuant to which holders of an aggregate of $72.5 million of the Old Notes agreed to (a) exchange their Old Notes for $72.5 million in aggregate principal amount of a new series of 3.5% Convertible Senior Subordinated Notes due 2010 (the “New Notes”), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange and (b) purchase additional New Notes in an aggregate principal amount of $50 million. The New Notes contain provisions known as net share settlement which require that, upon conversion of the New Notes, the Company will pay holders in cash for up to the principal amount of the converted New Notes. Any amounts in excess of this cash amount will be settled in shares of the Company’s common stock, or at the Company’s option, cash. In addition, the New Notes have a 2010 maturity date versus the 2008 maturity date on the Old Notes. The coupon on the New Notes is 3.5% versus the 1.5% coupon on the Old Notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Credence’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of Credence’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

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

Management assessed our internal control over financial reporting as of October 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers and Key Employees” in Part I of this Form 10-K Annual Report.

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

The information required by this item will be included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of October 31, 2006 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options and outstanding options granted under the 1993 Plan. Footnote (5) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon the exercise of those assumed options as of October 31, 2006, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (4)
Equity Compensation Plans Approved by Stockholders (1)(3)	2,048,380	$7.91	3,722,425
Equity Compensation Plans Not Approved by Stockholders (2)	702,966	$12.71	702,634

Total	2,751,346	$11.37	4,425,059

(1)	Consists of the 2005 Stock Option Plan (the “2005 Plan”).
(2)	Consists solely of the Supplemental Stock Option Plan. Options under this Plan are not held by any directors or executive officers of the Company.
(3)	Excludes employee stock purchase rights accruing under the 1994 Employee Stock Purchase Plan. Under the 1994 Plan, each eligible employee may purchase up to 1,500 shares of Common Stock at semi-annual intervals on February 28th and August 31st each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into the offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(4)	Consists of shares available for future issuance under the Plans. As of October 31, 2006, an aggregate of 306,249 shares of Common Stock were available for issuance under the 1994 Plan and 3,722,425 shares of Common Stock were available for issuance under the 2005 Plan. However, pursuant to the automatic share increase provisions of the 1994 Plan, the number of shares reserved for each such plan will automatically increase on the first trading day of each fiscal year over the term of the relevant plan by a number of shares equal to one half of one percent (0.5%) of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year. In no event, however, may any such annual increase to the share reserve of the 1994 Plan exceed 500,000 shares, as adjusted from time to time to reflect any subsequent stock dividends or stock splits.
(5)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of October 31, 2006, a total of 2,960,621 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $8.79 per share. No additional options may be granted under those assumed plans.

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

The information required by this item will be included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Independent Registered Public Accounting Firm Fees and Services

The information required by this item will be included under the caption “Principal Independent Registered Public Accounting Firm Fees and Services” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the Annual Report on Form 10-K:

1.  Financial Statements.    The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

2.  Financial Statement Schedule.    The following financial statement schedule of Credence Systems Corporation, for the years ended October 31, 2006, 2005 and 2004, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page
Schedule II—Valuation and Qualifying Accounts	104

Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.  Exhibits.    See Exhibit Index on page 105.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 11, 2007.

CREDENCE SYSTEMS CORPORATION (Registrant)

By:	/S/ LAVI A. LEV
Lavi A. Lev President and Chief Executive Officer

By:	/S/ JOHN C. BATTY
John C. Batty Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lavi A. Lev and Byron W. Milstead, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAVI A. LEV Lavi A. Lev	President, Chief Executive Officer (Principal Executive Officer)	January 11, 2007

/S/ JOHN C. BATTY John C. Batty	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 11, 2007

/S/ DAVID HOUSE David House	Executive Chairman and Director	January 11, 2007

/S/ RICHARD M. BEYER Richard M. Beyer	Director	January 11, 2007

/S/ HENK J. EVENHUIS Henk J. Evenhuis	Director	January 11, 2007

Signature	Title	Date

/S/ LORI HOLLAND Lori Holland	Director	January 11, 2007

/S/ WILLIAM G. HOWARD, JR. William G. Howard, Jr.	Director	January 11, 2007

/S/ JON D. TOMPKINS Jon D. Tompkins	Director	January 11, 2007

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	January 11, 2007

/S/ PING YANG Ping Yang	Director	January 11, 2007

Item 15(a)(2).

Schedule II

CREDENCE SYSTEMS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions		Write-offs	Balance at End of Year
Year ended October 31, 2006
Allowance for doubtful accounts	$4,325	$(83	)*	$2,651	$1,591
Year ended October 31, 2005
Allowance for doubtful accounts	$1,607	$2,985		$267	$4,325
Year ended October 31, 2004
Allowance for doubtful accounts	$2,444	$(118	)**	$719	$1,607

*	This amount consisted of an additional allowance of approximately $9,000 and reversal of the beginning allowance amount of approximately $92,000.
**	This amount consisted of an additional allowance of approximately $74,000, reversal of the beginning allowance amount of approximately $1,534,000 and assumption of the allowance for former NPTest’s accounts receivable of approximately $1,342,000.

EXHIBIT INDEX

Exhibit Number
3.1(3)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(5)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(9)	Certificate of Designation for the Non-Voting Convertible Stock of the Registrant.

4.2(2)	Indenture, dated as of June 2, 2003 between the Company and The Bank of New York, as Trustee.

4.3(2)	Form of Global Note (included in Exhibit 4.3).

4.4(17)	Indenture, dated as of December 20, 2006, between the Company and The Bank of New York, as Trustee.

4.5(17)	Form of Global Note (included in Exhibit 4.4).

10.1(14)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(6)	1993 Stock Option Plan, as Amended and Restated through March 19, 2003.

10.3(1)	Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.

10.4(1)	Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.

10.5(1)	Addendum to the Stock Option Agreement (Special Tax Elections).

10.6(1)	Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).

10.7(1)	Addendum to the Stock Option Agreement (Change in Control).

10.8(1)	Addendum to the Stock Option Agreement (Financial Assistance).

10.9(1)	Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.10(1)	Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.

10.11(18)	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.

10.12(1)	Form of Stock Purchase Agreement.

10.13(1)	Form of Enrollment/Change Form.

10.14(4)	Supplemental Stock Option Plan, as amended and restated through November 27, 2000.

10.15(7)	Registration Rights Agreement, dated as of June 2, 2003, by and between Credence Systems Corporation and Citigroup Global Markets, Inc.

10.16(11)	Executive Employment Agreement, dated as of September 9, 2004, and effective May 28, 2004, by and between the Company and Byron Milstead.

10.17(12)	Executive Succession Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and Graham J. Siddall.

10.18(12)	Amended Executive Employment Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and David A. Ranhoff.

Exhibit Number

10.21(13)	Amended and Restated Executive Employment Agreement, dated as of March 11, 2006, by and between the Company and John Batty.

10.22(13)	Amended and Restated Executive Employment Agreement, dated as of March 11, 2006, by and between the Company and Brett Hooper.

10.23(10)	Settlement Agreement dated May 26, 2005, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation, NPTest Acquisition Corporation and the Company.

10.24(10)	2005 Stock Incentive Plan, as amended.

10.25(15)	Resale Restriction Agreement with respect to certain stock option award agreements issued under the Company’s 1993 Stock Option Plan.

10.26(16)	Executive Employment Agreement, dated as of December 9, 2005, by and between the Company and David House.

10.27(8)	Fiscal Year 2006 Incentive Plan.

10.28(8)	Lease and Sublease Termination Agreement between the Registrant and CARR NP Properties LLC.

10.29(17)	Form of Exchange and Purchase Agreement dated as of December 14, 2006 between the Company and Certain Holders of 3.5% Convertible Senior Subordinated Notes due 2010.

10.30(17)	Registration Rights Agreement dated as of December 14, 2006 between the Company and Certain Holders of 3.5% Convertible Senior Subordinated Notes due 2010.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits 10.3 through 10.10 and Exhibits 10.12 and 10.13 are incorporated herein by reference to Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7, 99.8, 99.9, 99.11 and 99.12, respectively, to the Company’s Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.
(2)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Filed No. 000-22366) for the quarterly period ended April 30, 2000.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-58100), as filed with the Commission on April 2, 2001.
(5)	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on August 29, 2005.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Filed No. 000-22366) for the quarterly period ended April 30, 2003.
(7)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) declared effective with the Securities and Exchange Commission on November 26, 2003.
(8)	Incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 10-K (File No. 000-22366) filed on January 17, 2006.
(9)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.
(10)	Exhibits 10.23 and 10.24 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q (File No. 000-22366) for the quarterly period ended April 30, 2005.
(11)	Exhibits 10.12 is incorporated herein by reference to Exhibit 10.4, to the Company’s Report on Form 8-K (File No. 000-22366) filed on September 14, 2004.
(12)	Exhibits 10.17 and 10.18 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K (File No. 000-22366) filed on November 8, 2004.
(13)	Exhibit 10.21 and 10.22 are incorporated by reference to Exhibit 10.4 and 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-22366) filed on March 10, 2006.
(14)	Exhibit 10.1 is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.
(15)	Exhibit 10.25 is incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on September 1, 2005.
(16)	Exhibit 10.25 is incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on December 13, 2005.
(17)	Exhibits 4.5, 4.5, 10.30 and 10.31 are incorporated herein by reference to Exhibit 4.1, 4.2, 10.1 and 10.2 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on December 21, 2006.
(18)	Incorporated by reference to Exhibit 10.11 to the Company’s Report on 10-K for the period ended October 31, 2005.