Form 10-Q
period 2007-02-03
CREDENCE SYSTEMS CORP
filed 2007-03-14
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 3, 2007

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

At February 28, 2007, there were 101,153,377 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 3, 2007	October 31, 2006[a]
ASSETS
Current assets:
Cash and cash equivalents	$142,930	$95,635
Short-term investments	7,179	7,177
Accounts receivable, net	113,309	114,796
Inventories	57,546	55,200
Income tax receivable	695	275
Deferred income taxes	9,883	9,875
Prepaid expenses and other current assets	15,292	14,511

Total current assets	346,834	297,469
Property and equipment, net	80,777	87,175
Other intangible assets, net	80,128	83,878
Other assets	51,294	49,072

Total assets	$559,033	$517,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,312	$32,477
Accrued expenses and other liabilities	25,376	37,251
Accrued payroll and related liabilities	16,800	17,496
Deferred revenue	25,041	21,935
Income taxes payable	14,625	14,893
Accrued warranty	14,165	13,514
Deferred profit	7,621	6,143

Total current liabilities	136,940	143,709
Convertible subordinated notes	195,000	145,000
Long-term restructuring liabilities	199	2,545
Long-term deferred income taxes	9,473	9,473
Other liabilities	2,531	4,141
Stockholders’ equity	214,890	212,726

Total liabilities and stockholders’ equity	$559,033	$517,594

a)	Derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 3, 2007	January 31, 2006
Net sales:
Systems, upgrades and software	$90,324	$92,973
Service and spare parts	28,473	28,832

Total net sales	118,797	121,805
Cost of goods sold
Systems, upgrades and software (including stock-based compensation expense of $98 and $77, respectively)	46,308	48,248
Service and spare parts	20,987	17,791

Gross margin	51,502	55,766
Operating expenses:
Research and development (including stock-based compensation expense of $408 and $336, respectively)	21,178	24,148
Selling, general and administrative (including stock-based compensation expense of $1,197 and $564, respectively)	25,839	29,311
Amortization of purchased intangibles	4,455	4,254
Restructuring charges	492	314

Total operating expenses	51,964	58,027

Operating loss	(462)	(2,261)
Interest income	1,160	866
Interest expense	(1,188)	(707)
Other income (expenses), net	2,491	(313)

Income (loss) before income tax provision	2,001	(2,415)
Income taxes	2,012	1,631

Net loss	$(11)	$(4,046)

Net loss per share
Basic	$(0.00)	$(0.04)

Diluted	$(0.00)	$(0.04)

Number of shares used in computing per share amount
Basic	100,612	99,492

Diluted	100,612	99,492

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 3, 2007	January 31, 2006
Cash flows from operating activities:
Net loss	$(11)	$(4,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,565	12,938
Stock-based compensation charges	1,821	1,037
Provision for inventory write downs	281	396
Provision for allowance for doubtful accounts	(357)	298
Loss on disposal of property and equipment	859	7
Realized net gain from sale of available-for-sale securities	—	(302)
Gain on exchanged convertible notes	(2,955)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,672	(15,461)
Inventories	(2,852)	(7,833)
Income tax receivable and payable	(779)	498
Prepaid expenses and other current assets	(401)	1,982
Other assets	(4,585)	(4,158)
Accounts payable	763	(3,772)
Accrued expenses and other current liabilities	(7,275)	(9,937)
Deferred profit	1,478	4,275

Net cash provided by (used in) operating activities	1,224	(24,078)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(19,731)
Sales and maturities of available-for-sale securities	—	13,057
Acquisition of property and equipment	(253)	(1,593)
Proceeds from sale of property and equipment	2,691	114

Net cash provided by (used in) investing activities	2,438	(8,153)
Cash flows from financing activities:
Issuance of common stock	2	939
Proceeds from issuance of convertible notes, net of issue costs	44,129	—
Payments of bank loans	—	(5,000)

Net cash provided by (used in) financing activities	44,131	(4,061)

Effects of exchange rate on cash and cash equivalents	(498)	739

Net increase (decrease) in cash and cash equivalents	47,295	(35,553)
Cash and cash equivalents at beginning of period	95,635	142,180

Cash and cash equivalents at end of period	$142,930	$106,627

Supplemental disclosures of cash flow information:
Interest paid	$1,193	$1,380
Income taxes paid	$2,380	$1,126
Non-cash investing and financing activities:
Net transfers of inventory to property and equipment	$541	$303
Unrealized loss on available-for-sale securities	$—	$6

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Quarterly Financial Statements

The unaudited condensed consolidated financial statements and related notes for the three month periods ended February 3, 2007 and January 31, 2006 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for restructuring charges adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three-month periods ended February 3, 2007 and January 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2006 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on the Company’s subcontractors, the Company’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of the Company’s stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business – Credence was incorporated in California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of integrated test solutions throughout the design, validation and production processes for semiconductors.

Fiscal Year – Starting with fiscal 2007, the Company changed its fiscal year end from October 31 to a 52 or 53 week year ending on the Saturday closest to October 31. Fiscal year 2007 will be a 53 week fiscal year ending November 3, 2007 in which all the fiscal quarter will be a 13-week quarters. This change has no impact on the Company’s results of operations, financial position, or cash flows.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Effective in the first quarter of fiscal 2007, the Company reclassified engineering consulting and customized services as net sales instead of as an offset to selling, general, and administrative expenses. The labor and material associated with the delivery of these services which had previously been reported as selling, general, and administrative expenses are classified as cost of goods sold. For the three month period ended February 3, 2007 the total amount of engineering consulting and customized services classified as net sales is $5.5 million and the related cost of goods sold is $3.7 million. For comparative purposes, for the three month period ended January 31, 2006, $3.5 million has been reclassified as net sales. The related cost of goods sold of $2.2 million for the three month period ended January 31, 2006 has been reclassified to cost of goods sold from selling, general, and administrative expenses. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

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

Sales in the United States are principally made through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. In general, the Company sells products to the distributor on the basis of a purchase order received from an end customer. The Company evaluates any revenue recognition issues, in such cases, based on the characteristics of the end customer.

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

Investment consists of an equity investment in a privately-held company that develops products that are strategic to the Company. During the first quarter of fiscal 2007, the Company entered into an agreement to terminate the equity investment relationship with the privately-held company. As part of the agreement, the Company is entitled to the intellectual property that was developed; therefore, the remaining carrying value of the investment of $0.7 million was reclassified to intangible assets and is being amortized over a five year period using the straight-line method.

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

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of February 3, 2007.

As is customary in the Company’s industry and as provided for under local law in the United States and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and others with whom the Company does business, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers, as well as the Company’s suppliers, contractors, lessors under operating lease agreements for environmental matters, lessees, companies that purchase the Company’s businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services such as warranty, the use of their goods and services, the use of facilities and the state of the Company’s owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

6.	Stock-Based Compensation

Stock Option Plans

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other type of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, typically vesting 25% on each annual anniversary of the hire date over four years and expiring seven years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. The total number of shares authorized for grant of stock options is 7.4 million shares. The total number of shares authorized under the ESPP is 1.6 million shares subject to automatic increases. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of February 3, 2007, the Company had approximately 3.1 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

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

As a result of adopting SFAS 123(R), the Company’s loss before income taxes provision and net loss for the three months ended January 31, 2006 was $1.0 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended January 31, 2006 would have been $0.01 lower if the Company had not adopted SFAS 123(R), compared to the reported basic and diluted net loss per share of $0.04. There was no effect on the unaudited condensed consolidated statements of cash flows from adopting SFAS 123(R).

The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three-month periods ended February 3, 2007 and January 31, 2006 (in thousands):

	Three Months Ended February 3, 2007	Three Months Ended January 31, 2006
Cost of goods sold	$98	$77
Research and development	408	336
Selling, general and administrative	1,197	564

Stock-based compensation expense before income taxes benefit	$1,703	$977
Income tax benefit	—	—

Stock-based compensation expense after income taxes benefit	$1,703	$977

As of February 3, 2007 and January 31, 2006, the Company capitalized $0.1 million of stock-based compensation expense as inventory, respectively; therefore, such amounts are excluded in the cost of goods sold amounts above.

Summary of activity under stock option plan for the three months ended February 3, 2007:

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at October 31, 2006	4,425	17,092	$12.48
Options granted	(1,819)	1,739	$4.69
Options canceled	177	(177)	$10.96
Options forfeited/expired	—	(1,903)	$13.29
Options exercised	—	(2)	$1.11

Balance at February 3, 2007	2,783	16,749	$11.73	$16,904	5.29

Vested or expected to vest at February 3, 2007		12,578	$13.39	$7,205	4.99

Exercisable at February 3, 2007		12,532	$13.39	$7,151	4.99

Restricted stock units are granted from the pool of options available for grant. The Company’s plan requires that for every share of restricted stock unit issued, the Company will be counted against the plan limit as 1.4 shares in the above table.

The weighted-average grant date fair value per options granted during the three months ended February 3, 2007 and January 31, 2006 was $2.63 and $2.97, respectively. The total intrinsic value of options exercised during the three months ended February 3, 2007 and January 31, 2006 was $7,000 and $0.2 million, respectively. Cash proceeds from the exercise of stock options were $2,000 and $0.9 million for the three months ended February 3, 2007 and January 31, 2006, respectively. No income tax benefit was realized from the stock option exercises during the three-month periods ended February 3, 2007 and January 31, 2006. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended February 3, 2007 and January 31, 2006 was $1.4 million and $0.6 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At February 3, 2007, there was $12.2 million of unrecognized stock-based compensation expense related to non-vested options and that is expected to be recognized over a weighted-average period of 3.1 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended February 3, 2007 and January 31, 2006, respectively:

	Three Months Ended
	February 3, 2007	January 31, 2006
Expected volatility	59%	54%
Dividend yield	—	—
Risk-free interest rate	4.6%	4.4%
Expected life (in years)	4.0	4.0

Expected Volatility: The Company’s computation of expected volatility for the three-month period ended February 3, 2007 and January 31, 2006 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three-month period ended February 3, 2007 and January 31, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for the three-month period ended February 3, 2007 and January 31, 2006 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base salary to the plan. The Company has a six-month purchase plan within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At February 3, 2007, there were 306,249 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option” and using the Black-Scholes-Merton options pricing model. There were no awards granted and no stock purchases under our ESPP during the three months ended February 3, 2007 and January 31, 2006. Stock-based compensation expense related to employee stock purchases recognized under SFAS 123(R) for the three months ended February 3, 2007 and January 31, 2006 was $0.3 million and $0.4 million, respectively. At February 3, 2007, there was $63,000 of unrecognized stock-based compensation expense related to outstanding ESPP shares and that is expected to be recognized over one month period.

The fair value of awards granted under the 1994 Plan stock-based compensation was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended February 3, 2007 and January 31, 2006, respectively:

	Three Months Ended
	February 3, 2007	January 31, 2006
Expected volatility	64%	44%
Dividend yield	—	—
Risk-free interest rate	5.0%	3.9%
Expected life (in years)	0.5	0.5

7.	Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	February 3, 2007	October 31, 2006
Raw materials	$37,683	$36,436
Work-in-process	14,438	14,097
Finished goods	5,425	4,667

Total	$57,546	$55,200

8.	Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	February 3, 2007	October 31, 2006
Receivable from contract equipment manufacturers	$2,691	$2,565
Other prepaid expenses	12,601	11,946

Total	$15,292	$14,511

Property and equipment, net (in thousands):

	February 3, 2007	October 31, 2006
Land	$20,849	$24,381
Buildings	35,960	35,876
Machinery and equipment	106,751	106,824
Software	33,869	33,731
Leasehold improvements	40,928	40,734
Furniture and fixtures	10,665	10,696

	249,022	252,242
Less accumulated depreciation	(168,245)	(165,067)

Total	$80,777	$87,175

Other assets consist of the following (in thousands):

	February 3, 2007	October 31, 2006
Field service spares	$33,386	$33,633
Product consignment	11,178	9,811
Other assets	6,730	5,628

Total	$51,294	$49,072

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. Amortization expense was approximately $2.7 million and $2.8 million for three months ended February 3, 2007 and January 31, 2006, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 36 months. Amortization expense was approximately $1.3 million and $1.7 million for the three months ended February 3, 2007 and January 31, 2006, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	February 3, 2007	October 31, 2006
Accrued bonuses	$1,759	$5,914
Accrued restructuring expenses	5,270	8,305
Other accrued liabilities	18,347	23,032

Total	$25,376	$37,251

9.	Convertible Subordinated Notes

Convertible Subordinated Notes due 2008

In June 2003, the Company issued $180 million of 1  1/2% convertible subordinated notes (the Notes) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses of $5.8 million associated with the offering were capitalized upon issuance and are included in other current assets and in other long-term assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the Notes. The Company continues to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

In September 2006, the Company purchased $35 million of the Notes for approximately $32 million in cash. This purchase generated a net gain of approximately $2.8 million which was recorded as other income (expenses), net on the unaudited condensed consolidated statement of operations.

On December 20, 2006, the Company completed the exchange of an aggregate principal amount of $72.5 million of its Notes for a new series of 3.5% Convertible Senior Subordinated Notes due in May 2010. See below under Convertible Subordinated Notes due 2010, for further discussion of the exchange.

Unamortized debt issuance costs associated with the Notes were $0.6 million and $1.5 million at February 3, 2007 and October 31, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the unaudited condensed consolidated statements of operations. Amortization of prepaid loan costs were $0.2 million for the three months ended February 3, 2007 and January 31, 2006, respectively.

Convertible Subordinated Notes due 2010

On December 20, 2006, the Company completed the exchange in an aggregate principal amount of $72.5 million of 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes (the New Notes) due in May 2010, as well as the issuance of additional New Notes with an aggregate principal amount of $50.0 million in a private placement. The New Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing May 15, 2007. The New Notes contain a provision known as net share settlement which requires that, upon conversion of the New Notes, the Company will pay holders in cash for the principal amount of the New Notes which are converted. Any amount in excess of converted principal will be settled in shares of the Company’s common stock, or at its option, cash. The New Notes do not have financial covenants.

The New Notes can be converted under certain circumstances, including among others, 1) during any calendar quarter when the volume weighted average price per share of the Company’s common stock has been more than 150% of the conversion price for a specified period ending on the last trading day of the preceding calendar quarter, or 2) during the five business days when the trading price per $1,000 principal amount of the New Notes for each day within a specified period was less than 98% of the product of the volume weighted average price of the common stock for each day in that period and the applicable conversion rate per $1,000 principal amount of the New Note, or 3) if the Company distributes to its stockholders, rights or warrants entitling them to purchase common stock within a specified period at a price less than the closing price of the common stock on the date of issuance, or 4) if the Company distributes to its stockholders, assets or securities of the Company, which distribution has a per share value exceeding 7.5% of the volume weighted average price of the common stock on the business day preceding the declaration date for such distribution, or 5) in the event a change in control or cessation of trading of the Company’s stock occurs or is anticipated to occur or 6) at any time during the 60 day period prior to the maturity date. In addition, the Company has the ability to terminate the conversion feature of the New Notes in the event that the volume weighted average price per share of the Company’s common stock has been more than 150% of the conversion price for a specified period. If the Company exercises its right to terminate conversion, the holders of the New Notes may convert their notes within a specified period. The foregoing description of these conversion events is not necessarily complete and reference is made to the Indenture filed as an exhibit to the Company’s Form S-3 Registration Statement filed with the SEC on January 19, 2007.

The Company recorded a discount of $6.1 million related to the New Notes since they were issued at a discount. This amount is being amortized to interest expense over the life of the New Notes, or sooner upon conversion. During the three months ended February 3, 2007, the Company recorded related amortization of $0.2 million.

Expenses of $3.4 million associated with the New Notes offering were capitalized upon issuance and are included in prepaid expenses and other current assets and in other assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the New Notes. Unamortized debt issuance costs associated with the New Notes were $3.3 million at February 3, 2007. Amortization of prepaid loan costs are classified as other income (expense), net on the condensed consolidated statements of operations. Amortization of prepaid loan costs was $0.1 million in the first fiscal quarter of 2007.

10.	Other Intangibles

As of November 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144).

Other intangible assets subject to amortization were as follows (in thousands):

February 3, 2007	Cost	Accumulated Amortization	Net
Purchased technology	$129,223	$(64,303)	$64,920
Customer relations	21,202	(12,434)	8,768
Maintenance contracts	13,800	(7,360)	6,440
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,790	$(92,662)	$80,128

October 31, 2006	Cost	Accumulated Amortization	Net
Purchased technology	$128,481	$(60,977)	$67,504
Customer relations	21,202	(11,958)	9,244
Maintenance contracts	13,800	(6,670)	7,130
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,048	$(88,170)	$83,878

Amortization expenses for the other intangible assets were $4.5 million and $4.3 million for the three months ended February 3, 2007 and January 31, 2006, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of fiscal 2007	$13,475
2008	16,019
2009	13,665
2010	10,201
2011	8,306
Thereafter	18,462

Total	$80,128

11.	Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended
	February 3, 2007	January 31, 2006
Numerator:
Net loss	$(11)	$(4,046)

Denominator:
Weighted-average shares outstanding	100,612	99,492

Basic net loss per share	$(0.00)	$(0.04)

Diluted net loss per share	$(0.00)	$(0.04)

At February 3, 2007 and January 31, 2006, there were options to purchase 16,748,548 and 17,872,001 shares of common stock outstanding at a weighted average exercise price of $11.73 and $12.86, respectively, which were excluded from the diluted net loss per share calculation for the three months ended February 3, 2007 and January 31, 2006 as their effect was anti-dilutive in each period. There were also 6,410,256 shares and 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 which were excluded from the diluted net loss per share calculation for the three months ended February 3, 2007 and January 31, 2006, respectively, as their effect was anti-dilutive in each period. In addition, 7,189,793 shares issuable under the terms of the convertible subordinated notes issued in December 2006 were excluded from the diluted loss per share calculation for the three months ended February 3, 2007 because they were anti-dilutive.

12.	Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations and cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 2, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the unaudited condensed consolidated financial statements.

13.	Commitments and Contingencies

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2013.

The future minimum lease payments at February 3, 2007 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2007	$2,554	$60	$2,494
2008	2,181	52	2,129
2009	1,384	—	1,384
2010	494	—	494
2011	264	—	264
Thereafter	462	—	462

	$7,339	$112	$7,227

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At February 3, 2007, the Company had open and committed purchase orders totaling approximately $83.5 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at February 3, 2007, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$7,339	$2,554	$2,181	$1,384	$494	$264	$462
Convertible subordinated notes (2)	195,000	—	72,500	—	122,500	—	—
Interest on convertible subordinated notes	15,557	4,031	4,922	4,287	2,317	—	—
Open non-cancelable purchase order commitments	83,519	67,830	15,241	58	390	—	—

Total contractual cash obligations	$301,415	$74,415	$94,844	$5,729	$125,701	$264	$462

(1)	Approximately $0.1 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

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

The following table represents the activity in the warranty accrual for the three months ended February 3, 2007 and January 31, 2006 (in thousands):

	Three Months Ended
	February 3, 2007	January 31, 2006
Beginning balance	$13,514	$13,419
Add: Accruals for warranties issued during the period	5,631	3,630
Less: Adjustments of prior period accrual estimates	(330)	(29)
Warranty spending	(4,650)	(4,221)

Ending balance	$14,165	$12,799

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

14.	Comprehensive Loss

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At February 3, 2007 and January 31, 2006, the Company had a balance of net unrealized losses of $18,000 and $6,000, respectively, on available-for-sale investments. Additionally, at February 3, 2007 and January 31, 2006, the Company had a balance of $2.5 million and $1.3 million, respectively, of net foreign currency translation gains.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended
	February 3, 2007	January 31, 2006
Net loss	$(11)	$(4,046)

Unrealized losses on available-for-sale securities	—	(197)
Currency translation adjustment	352	943

Other comprehensive income	352	746

Total comprehensive income (loss)	$341	$(3,300)

15.	Restructuring Charges

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

The following table illustrates the activity for the three-month period ended February 3, 2007 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2006	Charges	Utilized	Adjustments	Balance at February 3, 2007
Severance	$(5,029)	$—	$1,511	$(527)	$(4,045)
Operating leases	(5,554)	—	1,949	35	(3,570)

Total	$(10,583)	$—	$3,460	$(492)	$(7,615)

Estimated timing of future payouts:
Remainder of fiscal 2007	$5,028
Fiscal 2008	1,338
Fiscal 2009	1,249

Total	$7,615

For the three months ended February 3, 2007 and January 31, 2006, the Company recorded restructuring charges of approximately $0.5 million and $0.3 million, respectively, as operating expenses related to headcount reductions.

In July 2006, the Company entered into a lease buyout agreement with the landlord for the vacant San Jose building. The agreement terminated the initial lease arrangement whereby the Company would occupy and pay for the space through 2009. According to the terms of the agreement, the Company will pay $8.0 million over a three year period. The Company paid $2.0 million in fiscal 2006 and $2.0 million during the first fiscal quarter of 2007 under this agreement.

16.	Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan was approximately $0.4 million and $0.3 million for the three months ended February 3, 2007 and January 31, 2006.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At February 3, 2007, the pension liability was $0.6 million. The expenses associated with these plans were not material for the three months ended February 3, 2007 and January 31, 2006.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $1.9 million at February 3, 2007 are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s net sales by product line consisted of:

	Three Months Ended
	February 3, 2007	January 31, 2006
SoC	45%	36%
Analog Mixed Signal	31	26
Memory	1	2
Diagnostics and Characterization	4	12
Service and Other	19	24

Total	100%	100%

Most of the Company’s products are manufactured in the United States. Export sales from the United States are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or Euros. The Automotive products are manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and Euros. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Three Months Ended
	February 3, 2007	January 31, 2006
North America	19%	42%
Singapore	32	6
Taiwan	10	4
Southeast Asia	8	8
Japan & rest of Asia Pacific	11	15
Germany	13	5
Europe & Middle East	7	20

Total net sales	100%	100%

For the three months ended February 3, 2007, one customer accounted for 43% of the Company’s net sales. For the three months ended January 31, 2006, two customers accounted for 23% and 16% of the Company’s net sales.

For the three months ended February 3, 2007, one customer accounted for 41% of the Company’s gross accounts receivable. As of January 31, 2006, three customers accounted for 22%, 17% and 15% of the Company’s gross accounts receivable.

As of February 3, 2007 and January 31, 2006, the majority of the Company’s long-lived assets were attributable to its United States operations.

18.	Subsequent Event

On February 28, 2007, the Company entered into a Sale and Purchase Agreement to sell the property located at 1355 and 1421 California Circle, Milpitas (the Property). Pursuant to the Sale and Purchase Agreement, the Company entered into a lease agreement with the Buyer to lease back the Property. The purchase price for the Property was $30,000, 000. The Company agreed to lease the Property from the buyer for a ten-year period. After the initial term, the Company enjoys four separate, successive renewal options to extend the term of the lease for five year terms. The Company is obligated to pay minimum lease payments totaling approximately $27.8 million over the initial ten year period of the lease. To secure the performance by the Company of the obligations under the lease, simultaneously with the execution of the lease, the Company delivered to buyer an unconditional and irrevocable letter of credit in the amount of $5,090,400 which letter of credit will expire no sooner than December 31, 2010 and which buyer will have the right to draw against in the event the Company defaults in any of its obligations under the lease; provided that the buyer will return the letter of credit to the Company upon the earlier of May 15, 2010 or the Company’s satisfaction of certain financial covenants and other conditions.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding our revenue recognition practices regarding new products; the impact of the adoption of certain accounting pronouncements on the Company’s financial position, results of operations and cash flow; our belief that our sales, gross margins and operating results will fluctuate significantly in the future, our belief that our embedded software is incidental to our products; our belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; estimated future restructuring payments; our anticipation that net sales will be approximately $115 million to $118 million for the second quarter of fiscal year 2007; our belief that gross margin percent could be flat to slightly higher in the second quarter of fiscal year 2007 compared to the first quarter of fiscal year 2007; ; our anticipation that R&D expenses will increase 5% to 8% in the second quarter of fiscal year 2007 compared to the first quarter of fiscal 2007; our expectation that SG&A expenses will increase 5% to 8% in the second quarter of fiscal year 2007 compared to the first quarter of fiscal 2007; our expectation that we will maintain a full valuation allowance on United States deferred assets until we can sustain an appropriate level of profitability; our expectation that we will not recognize any significant tax benefits in our results of operations; domestic tax benefits; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our belief that our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; the need to use derivatives; our expectation that a 10% change in interest rate will have any material effect on our interest expense; our belief that our net sales and operating results will continue to fluctuate; our intention to introduce new products and product enhancements; our belief that our gross margins on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future; our intent to outsource in the future and our expectation that we will achieve operational flexibility and costs savings as a result of outsourcing; our belief that significant portions of our new orders are dependent upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; our belief that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us; our belief that order cancellations and customer-requested shipment delays will occur in the future; our belief that in the future some of our customers may place orders with us for more systems than they will ultimately require, or they will order a more rapid delivery than they will ultimately require; our belief that we may continue to incur substantial unanticipated costs to increase feature sets in our systems; our belief that we may continue to suffer reduced orders, higher manufacturing costs, delay in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects; our belief that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers is of critical importance to our future financial results; our success in developing new and enhanced systems and new features to our existing systems being dependent upon a variety of factors; our intent to continue to devote significant resources to the development, enhancement, production and commercialization of new products and technologies; our belief that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and subsequent generations of products; our belief that the ATE industry in total has not been profitable for the last three years; our belief that we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours; our belief that to be competitive, we must expend significant financial resources to invest in new product development and enhancements and to maintain customer service and support centers worldwide; the repatriation of our cash from these foreign subsidiaries to the United States and the incurrence of additional income taxes from repatriation; our anticipation that international sales will continue to account for a significant portion of our total net sales in the foreseeable future; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our expectation to continue to receive notice of patent infringement claims in the future; our expectation that we will incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act; our expectation that the law, rules and regulations relating to corporate governance will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices and make it more difficult and more expense for us to obtain director and officer liability insurance; our belief that our ability to compete in the Automatic Test Equipment market depends upon our ability to successfully develop and introduce new products and enhancements with enhanced features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisition; sales levels in Taiwan; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; and our expectation regarding the recognition of stock-based compensation expense.

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

OVERVIEW

We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and automatic test equipment, or ATE, used for testing semiconductor integrated circuits, or ICs. We utilize our proprietary technologies to design products that enable the flexibility needed by our customers to meet their challenging time to market needs, at a lower total cost of ownership and improved yield learning cycles. Our products help bridge the communication gap between design teams, the foundries used to manufacture their products, and the test and diagnostics groups involved in characterization and debug for their products. This improves their ability to bring products from concept to yield in today’s challenging “nano-chip” environment. By applying leading-edge technology to create flexibility and lower the overall cost-of-test, we are committed to deliver innovative technology at a competitive cost and performance advantages to integrated device manufacturers, or IDMs, wafer foundries, outsource assembly and test suppliers, or OSATs, and fabless chip companies worldwide.

Major business developments during and subsequent to the three months ended February 3, 2007 included:

•

Lavi A. Lev, with more than twenty years of experience in the design tool and semiconductor industries at companies including National Semiconductor, Intel, Sun Microsystems, Silicon Graphics, MIPS Technologies and Cadence, was appointed president and chief executive officer, effective December 7, 2006.

•

On December 20, 2006, we completed the exchange of an aggregate principal amount of $72.5 million of our 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes due in May 2010, as well as the issuance of new 3.5% Convertible Senior Subordinated Notes with an aggregate principal amount of $50.0 million.

•

On February 28, 2007, we completed the sale of our facilities located at 1355 and 1421 California Circle, Milpitas. The sales price for the property was $30,000,000. As part of the agreement, we entered into an agreement to lease back the property for a ten-year period, with renewal options.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, new accounting pronouncements, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

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

We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. During the four year period ended October 31, 2006, we recorded a total of $144.7 million in write down of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both risen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

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

Our net deferred tax asset balance as of February 3, 2007 was $0.4 million which relates to taxable income generated at our foreign subsidiaries. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

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

Restructuring Charges:

During previous years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and economic downturns. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and changes to the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, write-offs of property and equipment and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities were recorded in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). We also record severance and benefit costs in accordance with Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Post Employment Benefits,” (SFAS 112), as we conclude that (a) we have a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123(R), utilizing the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See Note 6 “Stock-Based Compensation” of the Notes to the consolidated financial statements for further discussion.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions discussed in Note 6, “Stock-Based Compensation,” of the consolidated financial statements. We estimate the expected term of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC SAB No. 107. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before November 1, 2005, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after November 1, 2005, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

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

RESULTS OF OPERATIONS

The following table sets forth items from the unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	February 3, 2007	January 31, 2006
Net sales	100.0%	100.0%
Cost of goods sold	56.7	54.0

Gross margin	43.3	46.0
Operating expenses
Research and development	17.8	20.4
Selling, general and administrative	21.7	23.6
Amortization of purchased intangibles and deferred compensation	3.8	3.6
Restructuring charges	0.4	0.3

Total operating expenses	43.7	47.9

Operating loss	(0.4)	(1.9)

Net loss	(0.0)%	(3.4)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts and lease income. Net sales were $118.8 million for the three months ended February 3, 2007 representing a decrease of 2.5% from sales of $121.8 million during the three months ended January 31, 2006. The decrease in net sales was due to delays in customer acceptance of our Diagnostics and Characterization products and declines in our service business. Sustainability of our revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will be approximately $115.0 million to $118.0 million for the second quarter of fiscal year 2007.

The Company’s net sales by product line consisted of:

	Three Months Ended
	February 3, 2007	January 31, 2006
SoC	45%	36%
Analog Mixed Signal	31	26
Memory	1	2
Diagnostics and Characterization	4	12
Service	19	24

Total	100%	100%

For the three months ended February 3, 2007, net sales from our SoC and analog mixed signal increased 4.8% to $172.3 million from $164.4 million in the three months ended January 31, 2006. This increase resulted primarily from increased sales of our Sapphire, ASL3000RF and D-10 products. Combined net sales from our Diagnostics and Characterization product line and our service business decreased 38.5% to $27.7 million during the three months ended February 3, 2007 from $45.1 million during the three months ended January 31, 2006.

International net sales accounted for approximately 81% and 58% of total net sales in the three months ended February 3, 2007 and January 31, 2006, respectively. Our net sales to the Asia Pacific region accounted for approximately 60% and 54% of total net sales in the three months ended February 3, 2007 and January 31, 2006, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile, and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin as a percentage of net sales decreased to 43.4% during the three months ended February 3, 2007 from 45.7% during the months ended January 31, 2006. The decrease in gross margins was primarily due to a less favorable product mix, specifically lower Diagnostics and Characterization sales and higher service freight costs. Gross margin for the three months ended February 3, 2007 and January 31, 2006 include $0.1 million, respectively, of stock-based compensation expense on our costs of sales related to employee stock options and employee stock purchases under SFAS 123(R). In addition, our gross margin benefited by approximately $0.4 million or 0.8% and $0.4 million or 0.7% from the sale of fully reserved inventory during the three months ended February 3, 2007 and January 31, 2006, respectively. We believe gross margin percent could be flat to slightly higher in the second quarter of fiscal year 2007 compared to the first quarter of fiscal year 2007.

Research and Development

Research and development, or R&D, expenses were $21.2 million in the three months ended February 3, 2007, representing a decrease of 12.3% from $24.1 million in the three months ended January 31, 2006. The decrease in expenses in the three months ended February 3, 2007 resulted primarily from a $2.5 million decrease in compensation expenses due to previous headcount reductions and a $0.5 million decrease in maintenance costs. The decrease in R&D expenses was offset by increases in stock-based compensation expenses of $0.4 million and $0.3 million related to employee stock options and employee stock purchases under SFAS 123(R) that were charged to R&D in the three months ended February 3, 2007 and January 31, 2006, respectively. R&D expenses as a percentage of net sales were 17.8% and 20.4% in the three months ended February 3, 2007 and January 31, 2006, respectively. The decrease in R&D expenses as a percentage of net sales was primarily attributable to lower expenses. We anticipate that R&D expenses will increase 5% to 8% in the second quarter of fiscal year 2007 compared to first quarter of fiscal 2007.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $25.8 million in the three months ended February 3, 2007, representing a decrease of 11.8% from $29.3 million in the three months ended January 31, 2006. The decrease was primarily due to the reduction of compensation expenses of $1.4 million due to previous headcount reductions, a decrease in commissions of $0.8 million, a decrease in travel expenses of approximately $0.2 million, a decrease in depreciation expense of $0.3 million, a decrease in marketing expenses of $0.1 million, a decrease in facilities and supplies expenses of $0.4 million, a reduction of consigned inventory expenses of $0.5 million and release of allowance for doubtful accounts of $0.8 million due to collections of past due trade receivables. The decrease was offset by increases in consulting costs of $0.7 million, increases in compliance fees of $0.6 million and increases in stock-based compensation expense of $0.6 million. As a percentage of net sales, SG&A expenses were 21.8% and 23.6% in the three months ended February 3, 2007 and January 31, 2006, respectively. The decrease in SG&A expenses as a percentage of net sales is primarily attributable to lower SG&A expenses. We anticipate that SG&A expenses will increase 5% to 8% in the second quarter of fiscal year 2007 compared to first quarter of fiscal 2007.

Amortization of Purchased Intangibles

Amortization of purchased intangible assets expenses were $4.5 million and $4.3 million in the three months ended February 3, 2007 and January 31, 2006, respectively. The increase in amortization of purchased intangible assets in the three months ended February 3, 2007 is due primarily to purchased intangible assets resulting from our Hypervision, Inc. acquisition in the third quarter of fiscal year 2006.

Restructuring Charges

During the three months ended February 3, 2007 and January 31, 2006, we recorded a restructuring charge of approximately $0.5 million and $0.3 million for severance charges related to headcount reductions and facility consolidation related expenses.

Interest Income

We generated interest income of $1.2 million and $0.9 million in the three months ended February 3, 2007 and January 31, 2006, respectively. The increase in the three months ended February 3, 2007 was primarily due to higher average cash balances compared to the three months ended January 31, 2006.

Interest Expense

Interest expenses were $1.2 million and $0.7 million for the three months ended February 3, 2007 and January 31, 2006, respectively. The increase in interest expense was primarily due to interest on our 3.5% New Notes with a principal aggregate amount of $122.5 million as well as interest on the note payable that resulted from the lease buyout in July of fiscal year 2006.

Other Income (Expenses), Net

Other income (expenses), net was $2.5 million of income and $0.3 million of expenses for the three months ended February 3, 2007 and January 31, 2006, respectively. The net change to other income the three months ended February 3, 2007 from other net expense in the three months ended January 31, 2006 was primarily due to a gain of $3.0 million in the convertible notes exchange and a gain on a favorable change in foreign currency valuation of $0.8 million offset by a loss on the sale of our Oregon real property of $0.9 million.

Income Taxes

We recorded an income tax provision of $2.0 million and $1.6 million for the three months ended February 3, 2007 and January 31, 2006, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated in foreign jurisdictions.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, typically vesting 25% on each annual anniversary of the hire date over four years and expiring seven years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of February 3, 2007, we had approximately 3.1 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, we adopted the provision of Statement of Financial Accounting Standard No. 123(R) (SFAS 123(R)), “Share-Based Payment,” for our share-based compensation plans. Under SFAS 123(R), we are required to recognize stock-based compensation costs based on the estimated fair value at the grant date for our share-based awards. We previously accounted for our employee stock option and employee stock purchase plans (“ESPP”) under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” (SFAS 148).

We elected to use the modified prospective transition method as permitted by SFAS 123(R), therefore, we have not restated our financial results for prior periods. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to November 1, 2005 is recognized using the straight-line single-option approach.

As a result of adopting SFAS 123(R), our loss before income taxes and net loss for the three months ended January 31, 2006 was $1.0 million higher than if we had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended January 31, 2006 would have been $0.03 if we had not adopted SFAS 123(R), compared to the reported basic and diluted net loss per share of $0.04. There was no effect on the unaudited consolidated statements of cash flows from adopting SFAS 123(R).

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

At February 3, 2007, there was $12.2 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 3.1 years. At February 3, 2007, there was $0.3 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a month period.

See our stock-based compensation discussion in Note 6 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended February 3, 2007, net cash provided by operating activities was $1.2 million. The net cash flows used in operating activities for the three months ended February 3, 2007 were due to increases in working capital of $11.0 million and a gain on convertible notes exchanged of $3.0 million, offset by depreciation and amortization of $12.6 million, non-cash charges related to provision for inventory write-downs of $0.3 million, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $1.8 million and the loss on the sale of the Oregon real property of $0.9 million.

Net cash provided by investing activities was $2.4 million during the three months ended February 3, 2007, primarily attributable to proceeds from the sale of the Oregon real property of $2.7 million offset by $0.3 million used to purchase property and equipment to support our business.

Net cash provided by financing activities was $44.1 million during the three months ended February 3, 2007. The cash provided by financing activities was attributable to the issuance of New Notes.

In August 2006, we implemented a plan to repatriate cash from certain of our foreign subsidiaries. In the first quarter of fiscal 2007, we repatriated approximately $7.1 million in unremitted foreign earnings.

On December 20, 2006, we completed the exchange of an aggregate principal amount of $72.5 million of our 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes (the New Notes) due in May 2010, as well as the issuance of additional New Notes with an aggregate principal amount of $50.0 million in a private placement. The New Notes are unsecured obligations and are subordinated to all our present and future senior indebtedness. Interest is payable semiannually on May 15 and November 15, commencing May 15, 2007. The New Notes contain net share settlement provisions that require us, upon conversion of the New Notes, to pay holders in cash up to the principal amount of the converted New Notes. Any amount in excess of the converted principal will be settled in shares of our common stock, or at our option, cash. See Note 9 “Convertible Subordinated Notes” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

As of February 3, 2007, we had working capital of $209.9 million, including cash and short-term investments of $150.1 million, and accounts receivable and inventories totaling $170.9 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment we manufacture and market. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire periodically through 2013. The approximate future minimum lease payments at February 3, 2007 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2007	$2,554	$60	$2,494
2008	2,181	52	2,129
2009	1,384	—	1,384
2010	494	—	494
2011	264	—	264
Thereafter	462	—	462

	$7,339	$112	$7,227

The following summarizes our minimum contractual cash obligations and other commitments at February 3, 2007, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$7,339	$2,554	$2,181	$1,384	$494	$264	$462
Convertible subordinated notes (2)	195,000	—	72,500	—	122,500	—	—
Interest on convertible subordinated notes	15,557	4,031	4,922	4,287	2,317	—	—
Open non-cancelable purchase order commitments	83,519	67,830	15,241	58	390	—	—

Total contractual cash obligations	$301,415	$74,415	$94,844	$5,729	$125,701	$264	$462

(1)	Approximately $0.1 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead us to hold relatively high inventory levels giving rise to associated risks. In addition, purchase commitments for unique components often are relatively inflexible in their deferral or cancellation terms. At February 3, 2007, we had open and committed non-cancelable purchase orders totaling approximately $83.5 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at February 3, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and the length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for charges in the event of cancellation.

As of February 3, 2007, our principal sources of liquidity consisted of approximately $142.9 million of cash and cash equivalents and short-term investments of $7.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations and cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 2, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the unaudited condensed consolidated financial statements.

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

			Future maturities of investments held at February 3, 2007
	Balance October 31, 2006	Balance February 3, 2007	2007	2008	2009	2010	Thereafter
Cash equivalents
Amounts	$95,635	$142,930	$142,930	—	—	—	—
Average rate	3.62%	4.30%	4.30%	—	—	—	—
Short-term investments
Amounts	$7,177	$7,179	$1,198	$3,985	$1,996	—	—
Average rate	5.04%	5.04%	5.00%	4.88%	5.38%	—	—

Total investment	$102,812	$150,109	$144,128	$3,985	$1,996	$—	$—
Average rate	3.72%	4.34%	4.31%	4.88%	5.38%	—	—

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

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currencies. Our automotive product line is developed and manufactured in Germany and thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency (losses) gains were approximately $0.3 million and $(0.4) million for the three months ended February 3, 2007 and January 31, 2006, respectively.

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

Interest Rate Risk

The Convertible Subordinated Notes bear interest at a fixed rate of 1.5% and 3.5%, and therefore changes in interest rates do not impact our interest expense on this debt. We from time to time have outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, we do not expect that a 10% change in interest rate will have any material effect on our interest expense.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Over time, we have expanded our base of customers; however, a large portion of our net sales are generated from a small number of key customers. In particular, one customer, Advanced Micro Devices, Inc. accounted for 43% of our net sales for the three months ended February 3, 2007. Our top ten customers accounted for 79%, 65% and 66% of our net sales for the three months ended February 3, 2007, fiscal years 2006 and 2005, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

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

For example, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Credence. The FASB issued changes to U. S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on November 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $1.7 million and $3.3 million for the three months ended February 3, 2007 and fiscal year 2006, respectively.

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on November 4, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations. Changes to existing rules, including the adoption of FIN 48, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware products or enhancements. Our inability to introduce new products that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. In addition, capacity utilization at outsourced assembly and test houses, while improving, continues at low levels that is likely to depress our non-integrated device manufacturers, or non-IDM business until such time that demand and supply conditions improve. Any decline in demand for our hardware products could have a material adverse effect on our business, financial condition or results of operations.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 10%, 13% and 14% of our net sales in the three months ended February 3, 2007 and fiscal years ended October 31, 2006 and 2005, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

As of February 3, 2007, we had $72.5 million principal amount of 1.5% Convertible Subordinated Notes, or 1.5% Notes, due in May 2008 and $122.5 million principal amount of 3.50% Convertible Senior Subordinated Notes, due 2010 (the New Notes). The New Notes contain net share settlement provisions which require that, upon conversion of the New Notes, we will pay holders in cash up to the principal amount of the converted New Notes. Any amounts in excess of this converted amount will be settled in shares of our common stock or, at our option, cash. The initial conversion price is $8.25.

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

One or more of our foreign subsidiaries hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the United States. For example, during the first quarter of fiscal 2007 and fourth quarter of fiscal year 2006, we repatriated $7.1 million and $23.0 million from our subsidiaries, respectively. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

Our long and variable sales cycle depends upon factors outside of our control and could cause us to expend significant time and resources prior to earning associated revenues.

Sales of our systems depend in part upon the decision of semiconductor manufacturers to develop and manufacture new semiconductor devices or to increase manufacturing capacity. As a result, sales of our products are subject to a variety of factors we cannot control. The decision to purchase our products generally involves a significant commitment of capital, with the attendant delays frequently associated with significant capital expenditures. For these and other reasons, our systems have lengthy sales cycles during which we may expend substantial funds and management effort to secure a sale, subjecting us to a number of significant risks, including a risk that our competitors may compete for the sale, a further downturn in the economy or other economic factors causing our customers to withdraw or delay their orders or a change in technological requirements of the customer. As a result, our business, financial condition and results of operations may be materially adversely affected by our long and variable sales cycle and the uncertainty associated with expending substantial funds and effort with no guarantee that a sale will be made.

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

International sales accounted for approximately 81%, 69% and 69% of our total net sales in the three months ended February 3, 2007 and fiscal years ended October 31, 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 60%, 51% and 47% of our total net sales for the three months ended February 3, 2007 and fiscal years ended October 31, 2006 and 2005, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single end-user customer headquartered in Asia accounted for more than 10% of our net sales during the three months ended February 3, 2007 and fiscal years ended October 31, 2006 and 2005. No single end-user customer headquartered in Europe accounted for more than 10% of our net sales during the three months ended February 3, 2007 and fiscal years ended October 31, 2006 and 2005. One customer headquartered in the United States, Advanced Micro Devices, Inc. accounted for 43% of our net sales in the three months ended February 3, 2007. Advanced Micro Devices, Inc. and Intel Corporation, headquartered in the United States, accounted for 23% and 15% of our net sales fiscal year ended October 31, 2006, respectively. Intel Corporation and Advanced Micro Devices, Inc. accounted for 25% and 14% of our net sales fiscal year ended October 31, 2005, respectively.

In addition, one of our major distributors, Spirox Corporation, which accounted for 10%, 13% and 14% of our net sales in the three months ended February 3, 2007 and fiscal years ended October 31, 2006 and 2005, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased and will continue to increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we incurred and expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. In addition, The Nasdaq Global Select Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to continue to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

CREDENCE SYSTEMS CORPORATION
(Registrant)

March 13, 2007	/s/ JOHN C. BATTY
Date	John C. Batty
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(3)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.2(3)	Form of global 1.5% Convertible Subordinated Note due 2008 (included in Exhibit 4.3).

4.3(4)	Indenture, dated as of December 20, 2006, between the Company and The Bank of New York, as Trustee.

4.4(4)	Form of global 3.5% Convertible Senior Subordinated Note due 2010 (included in Exhibit 4.4).

10.1(5)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(4)	Form of Exchange and Purchase Agreement, dated December 14, 2006.

10.3(4)	Form of Registration Rights Agreement, dated December 20, 2006.

10.4	Sale and Purchase Agreement, dated as of January 31, 2007.

10.5	Lease dated February 28, 2007 between NRFC Milpitas Holdings, LLC and the Company.

10.6	Executive Employment Agreement, dated and effective as of March 13, 2007, by and between the Company and Lavi A. Lev.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.
(4)	Exhibits 4.5, 4.5, 10.30 and 10.31 are incorporated herein by reference to Exhibit 4.1, 4.2, 10.1 and 10.2 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on December 21, 2006.
(5)	Exhibit 10.1 is incorporated herein reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.