Form 10-Q
period 2007-05-05
CREDENCE SYSTEMS CORP
filed 2007-06-08
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

At May 31, 2007, there were 101,183,726 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	May 5, 2007	October 31, 2006[a]
ASSETS
Current assets:
Cash and cash equivalents	$123,704	$95,635
Short-term investments	45,371	7,177
Accounts receivable, net	125,506	114,796
Inventories	62,965	55,200
Income tax receivable	653	275
Deferred income taxes	9,893	9,875
Prepaid expenses and other current assets	13,832	14,511

Total current assets	381,924	297,469
Property and equipment, net	79,591	87,175
Other intangible assets, net	74,868	83,878
Other assets	55,276	49,072

Total assets	$591,659	$517,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,064	$32,477
Accrued expenses and other liabilities	33,704	37,251
Accrued payroll and related liabilities	18,288	17,496
Deferred revenue	25,655	21,935
Income taxes payable	10,879	14,893
Accrued warranty	13,581	13,514
Deferred profit	11,967	6,143

Total current liabilities	140,138	143,709
Convertible subordinated notes	189,528	145,000
Long-term restructuring liabilities	2,509	2,545
Long-term deferred income taxes	9,473	9,473
Other liabilities	34,320	4,141
Stockholders’ equity	215,691	212,726

Total liabilities and stockholders’ equity	$591,659	$517,594

a)	Derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
Net sales
Systems, upgrades and software	$95,114	$95,224	$185,438	$185,326
Services and spare parts	26,027	34,721	54,500	66,424

Total net sales	121,141	129,945	239,938	251,750
Cost of goods sold
Systems, upgrades and software (including stock-based compensation expense of $89, $103, $187 and $180, respectively)	45,528	62,464	91,836	108,932
Services and spare parts	20,397	21,233	41,384	40,803

Total cost of goods sold	65,925	83,697	133,220	149,735
Gross margin	55,216	46,248	106,718	102,015
Operating expenses:
Research and development (including stock-based compensation expense of $338, $594, $746 and $930, respectively)	20,362	24,123	41,540	48,271
Selling, general and administrative (including stock-based compensation expense of $861, $971, $2,058 and $1,535, respectively)	29,114	29,758	54,953	59,070
Amortization of purchased intangibles and deferred compensation	4,454	4,117	8,909	8,371
Restructuring charges	526	1,060	1,018	1,374

Total operating expenses	54,456	59,058	106,420	117,086

Operating income (loss)	760	(12,810)	298	(15,071)
Interest income	1,936	913	3,096	1,779
Interest expense	(2,301)	(672)	(3,489)	(1,379)
Other income (expense), net	(1,979)	(559)	555	(872)

Income (loss) before income tax provision	(1,584)	(13,128)	460	(15,543)
Income tax provision	1,870	1,103	3,925	2,734

Net loss	$(3,454)	$(14,231)	$(3,465)	$(18,277)

Net loss per share
Basic	$(0.03)	$(0.14)	$(0.03)	$(0.18)

Diluted	$(0.03)	$(0.14)	$(0.03)	$(0.18)

Number of shares used in computing per share amount
Basic	101,028	99,886	100,816	99,686

Diluted	101,028	99,886	100,816	99,686

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 5, 2007	April 30, 2006
Cash flows from operating activities:
Net loss	$(3,465)	$(18,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,266	26,477
Stock-based compensation charges	3,221	2,859
Provision for inventory write downs	842	13,429
Recovery of doubtful accounts	(223)	(236)
Disposal of long-term intellectual property asset	679	—
Loss on disposal of property and equipment	1,901	252
Realized net gain from sale of available-for-sale securities	—	(302)
Gain on exchanged convertible notes	(2,955)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,307)	(4,914)
Inventories	(8,688)	(6,749)
Income tax receivable and payable	(4,425)	(2,225)
Prepaid expenses and other current assets	1,172	5,360
Other assets	(12,400)	(10,865)
Accounts payable	(6,562)	(10,588)
Accrued expenses and other current liabilities	503	(12,982)
Deferred profit	5,291	(1,126)

Net cash used in operating activities	(7,150)	(19,887)
Cash flows from investing activities:
Purchases of available-for-sale securities	(40,163)	(27,781)
Sales and maturities of available-for-sale securities	2,000	16,497
Acquisition of property and equipment	(3,019)	(3,650)
Proceeds from sale of property and equipment	2,691	2,337

Net cash used in investing activities	(38,491)	(12,597)
Cash flows from financing activities:
Issuance of common stock	878	3,903
Proceeds from issuance of convertible notes, net of issue costs	44,129	—
Proceeds from sale-leaseback	30,000	—
Payments of bank loans	—	(5,000)

Net cash provided by (used in) financing activities	75,007	(1,097)

Effects of exchange rate on cash and cash equivalents	(1,297)	785

Net increase (decrease) in cash and cash equivalents	28,069	(32,796)
Cash and cash equivalents at beginning of period	95,635	142,180

Cash and cash equivalents at end of period	$123,704	$109,384

Supplemental disclosures of cash flow information:
Interest paid	$1,193	$1,380
Income taxes paid	$8,080	$5,037
Non-cash investing and financing activities:
Net transfers of inventory to property and equipment	$1,095	$732
Unrealized loss/(gain) on available-for-sale securities	$(19)	$224

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Quarterly Financial Statements

The unaudited condensed consolidated financial statements and related notes for the three month periods ended May 5, 2007 and April 30, 2006 are unaudited but include all adjustments (consisting solely of normal recurring adjustments except for restructuring charges adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three and six month periods ended May 5, 2007 and April 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2006 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on the Company’s subcontractors, the Company’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of the Company’s stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business – Credence was incorporated in California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of integrated test solutions throughout the design, validation and production processes for semiconductors.

Fiscal Year – Starting with fiscal 2007, the Company changed its fiscal year end from October 31 to a 52 or 53 week year ending on the Saturday closest to October 31. Fiscal year 2007 will be a 52 week fiscal year ending November 3, 2007 in which each fiscal quarter will be a 13-week quarter. This change has no impact on the Company’s results of operations, financial position, or cash flows.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Effective in the first quarter of fiscal 2007, the Company reclassified engineering consulting and customized services as net sales instead of as an offset to selling, general, and administrative expenses. The labor and material associated with the delivery of these services which had previously been reported as selling, general, and administrative expenses are classified as cost of goods sold. For the three and six month periods ended May 5, 2007, the total amount of engineering consulting and customized services classified as net sales is $3.3 million and $8.8 million, respectively. For the three and six month periods ended May 5, 2007, the total amount of cost of goods sold is $2.9 million and $6.6 million, respectively. For comparative purposes, for the three and six month periods ended April 30, 2006, $5.2 million and $8.8 million, respectively, has been reclassified as net sales. The related cost of goods sold of $2.9 million and $5.2 million for the three and six month periods ended April 30, 2006, respectively, has been reclassified to cost of goods sold from selling, general, and administrative expenses. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

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

During fiscal years 2006 and 2005, the Company introduced several new enhancements, systems and products. Certain revenue from sales of these new systems and products during fiscal years 2006 and 2005 were deferred until the revenue recognition requirements of the Company’s revenue recognition policy have been satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days, and the Company has a history of successfully collecting these extended payment term accounts receivable.

3.	Investment

Investment consists of an equity investment in a privately-held company that develops products that are strategic to the Company. During the first quarter of fiscal 2007, the Company entered into an agreement to terminate the equity investment relationship with the privately-held company. As part of the agreement, the Company was entitled to the intellectual property developed which it intended to further develop and incorporate into future products. Based on the expected future use of the technology, the remaining carrying value of the investment of $0.7 million was reclassified to intangible assets, and was being amortized over a five year period using the straight-line method. Subsequently, during the second quarter, the Company completed a review of planned development projects as a part of an expense rationalization process and determined that technology would not be commercialized into a product and consequently had no future use. Therefore, the Company wrote off the remaining intellectual property value in the second quarter of fiscal year 2007.

4.	Bank Loan

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

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the unaudited condensed consolidated balance sheet as of May 5, 2007.

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

Stock Option Plans

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other type of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire up to ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Company’s ESPP are generally from the Company’s new shares. As of May 5, 2007, the Company had approximately 2.8 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On August 9, 2000, the Board of Directors authorized the Company’s Supplemental Stock Option Plan (the “2000 Plan”) and authorized 500,000 shares for issuance. This additional reserve of shares supplements the Company’s 1993 Stock Option Plan and is for issuance to individuals employed by the Company who are neither officers of the Company nor members of the Board. On November 27, 2000, the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan. In addition, on November 27, 2001, the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan.

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

In April 2007, the Company’s Board of Directors approved inducement stock option grants to each of Joy Leo and Pat Brady which were made outside of any current Company plan. The Company elected to make inducement option grants to induce and attract higher qualified candidate to accept employment with the Company and to fill open officer positions. As of May 5, 2007, there are 450,000 shares issued under these awards. As these options were not registered at the date of grant, therefore, not freely tradable, the Company marked to market these options as of May 5, 2007 and recorded $45,000 as operating expense in connection with these awards.

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

On November 1, 2005, the Company adopted the provision of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment,” (SFAS 123(R)), for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award.

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

The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three and six month periods ended May 5, 2007 and April 30, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
Cost of goods sold	$89	$103	$187	$180
Research and development	338	594	746	930
Selling, general and administrative	861	971	2,058	1,535

Stock-based compensation expense before income taxes benefit	$1,288	$1,668	$2,991	$2,645
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes benefit	$1,288	$1,668	$2,991	$2,645

As of May 5, 2007 and April 30, 2006, the Company capitalized $0.2 million and $0.2 million of stock-based compensation expense as inventory, respectively.

Summary of activity under stock option plans for the six months ended May 5, 2007:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands)	(In thousands)		(In thousands)	(In years)
Balance at October 31, 2006	4,425	17,092	$12.48
Options granted	(2,980)	3,304	$2.12
Options canceled	580	(562)	$8.16
Options forfeited/expired	—	(3,482)	$11.70
Options exercised	—	(32)	$1.91

Balance at May 5, 2007	2,025	16,320	$11.28	$21,015	5.14

Vested or expected to vest at May 5, 2007		11,308	$13.68	$5,312	4.67

Exercisable at May 5, 2007		11,260	$13.68	$5,254	4.67

Restricted stock units are granted from the pool of options available for grant. The Company’s plan requires that for every share of restricted stock unit issued, the Company will be counted against the plan limit as 1.4 shares in the above table.

The weighted-average grant date fair value per options granted during the three and six month periods ended May 5, 2007 was $1.58 and $2.12, respectively. The weighted-average grant date fair value per options granted during the three and six month periods ended April 30, 2006 was $3.93 and $3.83, respectively. The total intrinsic value of options exercised during the three and six month periods ended May 5, 2007 was $11,000 and $19,000, respectively. The total intrinsic value of options exercised during the three and six month periods ended April 30, 2006 was $0.3 million and $0.5 million, respectively. Cash proceeds from the exercise of stock options were $16,000 and $18,000 for the three and six month periods ended May 5, 2007, respectively. Cash proceeds from the exercise of stock options were $1.1 million and $2.0 million for the three and six month periods ended April 30, 2006, respectively. No income tax benefit was realized from the stock option exercises during the three and six-month periods ended May 5, 2007 and April 30, 2006. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six month periods ended May 5, 2007 was $1.1 million and $2.5 million, respectively. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six month periods ended April 30, 2006 was $1.3 million and $1.8 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At May 5, 2007, there was $13.6 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 3.1 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six month periods ended May 5, 2007 and April 30, 2006, respectively:

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
Expected volatility	56%	55%	58%	54%
Dividend yield	—	—	—	—
Risk-free interest rate	4.5%	4.8%	4.5%	4.7%
Expected term (in years)	4.0	4.0	4.0	4.0

Expected Volatility: The Company’s computation of expected volatility for the three and six month periods ended May 5, 2007 and April 30, 2006 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and six month periods ended May 5, 2007 and April 30, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Forfeitures Rate: Compensation expense recognized in the condensed consolidated statement of operations for the three and six month periods ended May 5, 2007 and April 30, 2006 are based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base wages to the plan. The Company has a one-year rolling plan with two six-month purchases within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period will terminate and a new one-year offering period will commence. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At May 5, 2007, there were 762,183 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option,” (FTB 97-1), and using the Black-Scholes-Merton options pricing model. During the six months ended May 5, 2007 and April 30, 2006, the Company issued 541,306 shares and 263,044 shares, respectively, under the 1994 Plan. Total cash received for the issuance of shares under the employee stock purchase plan was approximately $0.9 million and $1.9 million during the six months ended May 5, 2007 and April 30, 2006, respectively. Stock-based compensation expense related to employee stock purchase plan recognized under SFAS 123(R) for the three and six month periods ended May 5, 2007 was $0.3 million and $0.6 million, respectively. Stock-based compensation expense related to employee stock purchase plan recognized under SFAS 123(R) for the three and six month periods ended April 30, 2006 was $0.4 million and $0.8 million, respectively. At May 5, 2007, there was $0.5 million of unrecognized stock-based compensation expense related to outstanding ESPP shares and is expected to be recognized over a four month period.

The fair value of awards granted under the 1994 Plan was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six month periods ended May 5, 2007 and April 30, 2006, respectively:

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
Expected volatility	61%	50%	63%	50%
Dividend yield	—	—	—	—
Risk-free interest rate	4.8%	4.7%	4.9%	4.7%
Expected term (in years)	0.5	0.5	0.5	0.5

7.	Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	May 5, 2007	October 31, 2006
Raw materials	$40,599	$36,436
Work-in-process	17,430	14,097
Finished goods	4,936	4,667

Total	$62,965	$55,200

8.	Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	May 5, 2007	October 31, 2006
Receivable from contract equipment manufacturers	626	2,565
Other prepaid expenses	13,206	11,946

Total	$13,832	$14,511

Property and equipment, net consist of the following (in thousands):

	May 5, 2007	October 31, 2006
Land	$20,873	$24,381
Buildings	36,129	35,876
Machinery and equipment	107,504	106,824
Software	33,938	33,731
Leasehold improvements	41,840	40,734
Furniture and fixtures	10,495	10,696

	250,779	252,242
Less accumulated depreciation	(171,188)	(165,067)

Total	$79,591	$87,175

Other assets consist of the following (in thousands):

	May 5, 2007	October 31, 2006
Field service spares	33,608	33,633
Product consignment	9,117	9,811
Other assets	12,551	5,628

Total	$55,276	$49,072

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. Amortization expense was approximately $2.7 million and $2.8 million for three months ended May 5, 2007 and April 30, 2006, respectively. Amortization expense was approximately $5.4 million and $5.5 million for the six months ended May 5, 2007 and April 30, 2006, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 36 months. Amortization expense was approximately $1.2 million and $2.5 million for the three months ended May 5, 2007 and April 30, 2006, respectively. Amortization expense was approximately $2.5 million and $4.2 million for the six months ended May 5, 2007 and April 30, 2006, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	May 5, 2007	October 31, 2006
Accrued bonuses	3,777	5,914
Accrued restructuring expenses	4,066	8,305
Other accrued liabilities	24,061	23,032

Total	$31,904	$37,251

9.	Convertible Subordinated Notes

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

Unamortized debt issuance costs associated with the Notes were $0.5 million and $1.5 million at May 5, 2007 and October 31, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the unaudited condensed consolidated statements of operations. Amortization of prepaid loan costs were $0.1 million and $0.3 for the three months ended May 5, 2007 and April 30, 2006, respectively. Amortization of prepaid loan costs were $0.3 million and $0.5 million for the six months ended May 5, 2007 and April 30, 2006, respectively.

Convertible Subordinated Notes due 2010

On December 20, 2006, the Company completed the exchange of an aggregate principal amount of $72.5 million of 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes (the New Notes) due in May 2010, as well as the issuance of additional New Notes with an aggregate principal amount of $50.0 million in a private placement. The New Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing May 15, 2007. The New Notes contain a provision known as net share settlement which requires that, upon conversion of the New Notes, the Company will pay holders in cash for the principal amount of the New Notes which are converted. Any amount in excess of converted principal will be settled in shares of the Company’s common stock, or at its option, cash. The New Notes do not have financial covenants.

The New Notes can be converted under certain circumstances, including among others, (a) during any calendar quarter when the volume weighted average price per share of the Company’s common stock has been more than 150% of the conversion price for a specified period ending on the last trading day of the preceding calendar quarter, or (b) during the five business days when the trading price per $1,000 principal amount of the New Notes for each day within a specified period was less than 98% of the product of the volume weighted average price of the common stock for each day in that period and the applicable conversion rate per $1,000 principal amount of the New Note, or (c) if the Company distributes to its stockholders, rights or warrants entitling them to purchase common stock within a specified period at a price less than the closing price of the common stock on the date of issuance, or (d) if the Company distributes to its stockholders, assets or securities of the Company, which distribution has a per share value exceeding 7.5%

of the volume weighted average price of the common stock on the business day preceding the declaration date for such distribution, or (e) in the event a change in control or cessation of trading of the Company’s stock occurs or is anticipated to occur or (f) at any time during the 60 day period prior to the maturity date. In addition, the Company has the ability to terminate the conversion feature of the New Notes in the event that the volume weighted average price per share of the Company’s common stock has been more than 150% of the conversion price for a specified period. If the Company exercises its right to terminate conversion, the holders of the New Notes may convert their notes within a specified period. The foregoing description of these conversion events is not necessarily complete and reference is made to the Indenture filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2006.

The Company recorded a discount of $6.1 million related to the New Notes since they were issued at a discount. This amount is being amortized to interest expense over the life of the New Notes, or sooner upon conversion. During the three and six month periods ended May 5, 2007, the Company recorded related amortization of $0.5 million and $0.7 million, respectively.

Expenses of $3.4 million associated with the New Notes offering were capitalized upon issuance and are included in prepaid expenses and other current assets and in other assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the New Notes. Unamortized debt issuance costs associated with the New Notes were $3.0 million at May 5, 2007. Amortization of prepaid loan costs are classified as other income (expense), net on the unaudited condensed consolidated statements of operations. Amortization of prepaid loan costs was $0.2 million and $0.4 million for the three and six month periods ended May 5, 2007, respectively.

10.	Other Intangibles

As of November 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144).

Other intangible assets subject to amortization were as follows (in thousands):

May 5, 2007	Cost	Accumulated Amortization	Net
Purchased technology	$128,441	$(67,615)	$60,826
Customer relations	21,202	(12,910)	8,292
Maintenance contracts	13,800	(8,050)	5,750
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,008	$(97,140)	$74,868

October 31, 2006	Cost	Accumulated Amortization	Net
Purchased technology	$128,481	$(60,977)	$67,504
Customer relations	21,202	(11,958)	9,244
Maintenance contracts	13,800	(6,670)	7,130
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,048	$(88,170)	$83,878

Amortization expenses for the other intangible assets were $4.5 million and $4.1 million for the three months ended May 5, 2007 and April 30, 2006, respectively. For the six months ended May 5, 2007 and April 30, 2006, the amortization expenses were $8.9 million and $8.4 million, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of fiscal 2007	$8,902
2008	15,856
2009	13,503
2010	10,038
2011	8,143
Thereafter	18,426

Total	$74,868

11.	Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
Numerator:
Numerator for basic and diluted net loss per share – net loss	$(3,454)	$(14,231)	$(3,465)	$(18,277)

Denominator:
Denominator for basic and diluted net loss per share	101,028	99,886	100,816	99,686

Basic net loss per share	$(0.03)	$(0.14)	$(0.03)	$(0.18)

Diluted net loss per share	$(0.03)	$(0.14)	$(0.03)	$(0.18)

At May 5, 2007 and April 30, 2006, there were options to purchase 16,319,182 and 18,583,708 shares of common stock outstanding at a weighted average exercise price of $11.28 and $12.56, respectively, which were excluded from the diluted net loss per share calculation for the three and six month periods ended April 30, 2006 and 2005 as their effect was anti-dilutive in each respective period. There were also 6,410,256 and 15,915,119 shares issuable under the terms of the convertible subordinated notes issued in June 2003 which were excluded from the diluted net loss per share calculation for the three and six month periods ended May 5, 2007 and April 30, 2006 as their effect was anti-dilutive in each respective period. In addition, 14,848,485 and 10,856,957 shares issuable under the terms of the convertible subordinated notes issued in December 2006 were excluded from the diluted loss per share calculation for the three and six month periods ended May 5, 2007, respectively, as their effect was anti-dilutive in each respective period.

12.	Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations and cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations and cash flows.

13.	Sale-Leaseback

On February 28, 2007, the Company completed a sale-leaseback transaction involving our corporate headquarters located in Milpitas, California. The properties were sold to NRFC Milpitas Holdings, LLC (purchaser), an unrelated third party, for a total price of $30.0 million. Simultaneously, the Company agreed to lease the properties back from the purchaser for a period of 10 years, along with four, five-year renewal options upon expiration of the initial lease term. The initial lease commenced on February 28, 2007 and will expire on February 28, 2017. The annual rent for the first year of the lease is approximately $2.5 million and will increase 2% for each of the following nine years until the expiration of the initial lease term. As part of the lease agreement, the Company issued a letter of credit in the amount of $5,090,400, which is used as security on the lease. The letter of credit will expire no sooner than December 31, 2010 unless, including among other conditions, the Company retires the 1 1/2% convertible subordinated notes (the Notes) due May 2008 and does not within six months thereafter issue any new debt or equity. Under the terms of the letter of credit, the purchaser will have the right to draw down the amount of the rental obligations in the event the Company defaults on the terms of the lease including making the monthly payments. The letter of credit is collateralized by restricted cash which is reflected in the other assets section of the unaudited condensed consolidated balance sheets.

Due to the letter of credit being collateralized by restricted cash, the Company is accounting for this transaction as a sale/leaseback transaction using the financing method under SFAS 98. Accordingly, the Company recorded the proceeds on its books as long-term liabilities, and the Company is expensing periodic lease payments as interest expense. The sale will not be recorded until the letter of credit expires or is otherwise terminated.

14.	Commitments and Contingencies

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2017.

The future minimum lease payments at May 5, 2007 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2007	$3,073	$44	$3,029
2008	4,986	55	4,931
2009	4,129	—	4,129
2010	3,270	—	3,270
2011	3,035	—	3,035
Thereafter	15,261	—	15,261

	$33,754	$99	$33,655

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At May 5, 2007, the Company had open and committed purchase orders totaling approximately $94.6 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at May 5, 2007, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$33,754	$3,073	$4,986	$4,129	$3,270	$3,035	$15,261
Convertible subordinated notes (2)	195,000	—	72,500	—	122,500	—	—
Interest on convertible subordinated notes	14,214	2,687	4,922	4,288	2,317	—	—
Open non-cancelable purchase order commitments	94,583	77,804	16,509	16	254	—	—

Total contractual cash and other obligations	$337,551	$83,564	$98,917	$8,433	$128,341	$3,035	$15,261

(1)	Approximately $0.1 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

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

The following table represents the activity in the warranty accrual for the six months ended May 5, 2007 and April 30, 2006 (in thousands):

	Six Months Ended
	May 5, 2007	April 30, 2006
Beginning balance	$13,514	$13,419
Add: Accruals for warranties issued during the period	11,447	8,317
Less: Adjustments of prior period accrual estimates	(117)	(39)
Warranty spending	(11,263)	(8,984)

Ending balance	$13,581	$12,713

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

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At May 5, 2007 and April 30, 2006, the Company had a balance of net unrealized gains (losses) of $19,000 and $(0.2) million, respectively, on available-for-sale investments. Additionally, at May 5, 2007 and April 30, 2006, the Company had a balance of $2.3 million and $1.3 million, respectively, of net foreign currency translation gains.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
Net loss	$(3,454)	$(14,231)	$(3,465)	$(18,277)

Unrealized gains (losses) on available-for-sale securities	19	(27)	19	(224)
Currency translation adjustment	1,960	367	2,312	1,310

Other comprehensive income	1,979	$340	$2,331	$1,086

Total comprehensive loss	$(1,475)	$(13,891)	$(1,134)	$(17,191)

16.	Restructuring Charges

During previous years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated, net of estimated sublease income. Severance and benefit costs and other costs associated with restructuring activities were recorded in compliance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). During October 2004, the Company also adopted Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Post Employment Benefits,” (SFAS 112), for severance and benefit costs as the Company concluded that (a) the Company has a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. This accounting for restructuring costs requires the Company to record provisions and charges when it has a formal and committed restructuring plan.

The following table illustrates the activity for the six-month period ended May 5, 2007 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2006	Charges	Utilized	Adjustments	Balance at May 5, 2007
Severance	$(5,029)	$—	$3,214	$(1,040)	$(2,855)
Operating leases	(5,554)	—	1,902	22	(3,630)

Total	$(10,583)	$—	$5,116	$(1,018)	$(6,485)

Estimated timing of future payouts:
Remainder of fiscal 2007					3,976
Fiscal 2008					1,280
Fiscal 2009					1,229

Total					$6,485

For the three months ended May 5, 2007 and April 30, 2006, the Company recorded restructuring charges of approximately $0.5 million and $1.1 million, respectively, as restructuring charges in operating expenses related to headcount reductions and facilities. For the six months ended May 5, 2007 and April 30, 2006, the Company recorded restructuring charges of approximately $1.0 million and $1.4 million, respectively, as operating expenses related to headcount reductions and facilities.

17.	Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan for the three and six month periods ended May 5, 2007 was approximately $0.6 million and $1.0 million, respectively. The Company’s contribution to this plan for the three and six month periods ended April 30, 2006 was approximately $0.8 million and $1.1 million, respectively.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At May 5, 2007, the pension liability was $0.6 million. The expenses associated with these plans were not material for the six months ended May 5, 2007 and April 30, 2006.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $1.9 million at May 5, 2007 are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s net sales by product line consisted of:

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
SoC	49%	34%	45%	35%
Analog Mixed Signal	20	33	25	30
Memory	1	1	1	2
Diagnostics and Characterization	8	9	6	10
Service and Other	22	23	23	23

Total	100%	100%	100%	100%

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

	Three Months Ended		Six Months Ended April 30,
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
North America	25%	33%	22%	33%
Singapore	19	18	26	20
Taiwan	14	11	12	10
Southeast Asia	10	11	9	9
Japan & rest of Asia Pacific	8	9	9	13
Germany	16	6	15	6
Europe & Middle East	8	12	7	9

Total	100%	100%	100%	100%

For the three months ended May 5, 2007, three customers accounted for 37%, 11% and 10% of the Company’s net sales. For the six months ended May 5, 2007, one customer accounted for 41% of the Company’s net sales. For the three months ended April 30, 2006, three customers accounted for 18% and 15% and 10% of the Company’s net sales. For the six months ended April 30, 2006, two customers accounted for 21% and 15% of the Company’s net sales.

As of May 5, 2007, four customers accounted for 35%, 14%, 11% and 11% of the Company’s gross accounts receivable. As of October 31, 2006, two customers accounted for 36% and 10% of the Company’s gross receivables, respectively.

As of May 5, 2007 and October 31, 2006, the majority of the Company’s long-lived assets were attributable to its U.S. operations.

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding our revenue recognition practices regarding new products; the impact of the adoption of certain accounting pronouncements on the Company’s financial position, results of operations and cash flow; our belief that our sales, gross margins and operating results will fluctuate significantly in the future; our belief that our embedded software is incidental to our products; our belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; estimated future restructuring payments; our anticipation that net sales will be approximately $120.0 million to $123.0 million for the third quarter of fiscal year 2007; our belief that our gross margin percentage could be flat to slightly higher in the third quarter of fiscal year 2007 compared to the second quarter of fiscal year 2007; our anticipation that R&D expenses will be flat in the third quarter of fiscal year 2007 compared to the second quarter of fiscal year 2007; our expectation that SG&A expenses will decrease 5% to 8% in the third quarter of fiscal year 2007 compared to the second quarter of fiscal year 2007; our expectation that we will maintain a full valuation allowance on United States deferred assets until we can sustain an appropriate level of profitability; our expectation that we will not recognize any significant tax benefits in our results of operations; domestic tax benefits; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our belief that our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; the need to use derivatives; our expectation that a 10% change in interest rate will not have any material effect on our interest expense; our belief that our net sales and operating results will continue to fluctuate; our intention to introduce new products and product enhancements; our belief that our gross margins on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future; our intent to outsource in the future and our expectation that we will achieve operational flexibility and costs savings as a result of outsourcing; our belief that significant portions of our new orders are dependent upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; our belief that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us; our belief that order cancellations and customer-requested shipment delays will occur in the future; our belief that in the future some of our customers may place orders with us for more systems than they will ultimately require, or they will order a more rapid delivery than they will ultimately require; our belief that we may continue to incur substantial unanticipated costs to increase feature sets in our systems; our belief that we may continue to suffer reduced orders, higher manufacturing costs, delay in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects; our belief that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers is of critical importance to our future financial results; our success in developing new and enhanced systems and new features to our existing systems being dependent upon a variety of factors; our intent to continue to devote significant resources to the development, enhancement, production and commercialization of new products and technologies; our belief that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and subsequent generations of products; our belief that the ATE industry in total has not been profitable for the last three years; our belief that we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours; our belief that to be competitive, we must expend significant financial resources to invest in new product development and enhancements and to maintain customer service and support centers worldwide; the repatriation of our cash from these foreign subsidiaries to the United States and the incurrence of additional income taxes from repatriation; our anticipation that international sales will continue to account for a significant portion of our total net sales in the foreseeable future; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our expectation to continue to receive notice of patent infringement claims in the future; our expectation that we will incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act; our expectation that the law, rules and regulations relating to corporate governance will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices and make it more difficult and more expensive for us to obtain director and officer liability insurance; our belief that our ability to compete in the Automatic Test Equipment market depends upon our ability to successfully develop and introduce new products and enhancements with enhanced features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisition; sales levels in Taiwan; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; the highly competitive nature of the ATE industry which is subject to rapid technological change; and our expectation regarding the recognition of stock-based compensation expense; and our belief that collectibility is reasonably assured in connection with certain advance shipments of systems.

These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products; unanticipated difficulties in integrating our products with customers’ operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; the timing of orders; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; inaccuracies in our assumptions regarding our tax positions; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; unanticipated difficulties in the remediation of internal control deficiencies; increased fragmentation in the ATE industry; cost overruns, delayed deliveries, shortages, quality issues or other problems resulting from outsourcing; our inability to collect upon certain advance shipments of systems and other factors set forth in “Risk Factors” and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this Quarterly Report on Form 10-Q are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this Form 10-Q should assume that the information provided today would still be valid in the future. Such information speaks only as of the date of this Form 10-Q.

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

Major business developments during the six months ended May 5, 2007 and through the date of this Form 10-Q included:

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

•

Joy E. Leo, with more than twenty-five years of financial and corporate management experience with leading electronic companies including ARM Holdings PLC, IMP, Innomedia, and Royal Philips Electronics, was appointed senior vice present of finance and chief financial officer, effective upon the filing of this Quarterly Report on Form 10-Q.

•

Pat Brady, with twenty-four years of experience in the semiconductor and capital equipment industries at companies including Photon Dynamics, KLA-Tencor, Watkins-Johnson, and ETEC, was appointed senior vice president of engineering leading our worldwide engineering organization, effective April 16, 2007.

Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, new accounting pronouncements, regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Quarterly Report on Form 10-Q will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled “Risk Factors” included elsewhere herein.

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

We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. During the four year period ended October 31, 2006 and six month period ended May 5, 2007, we recorded a total of $145.6 million in write down of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both arisen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

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

We evaluate the carrying value of our long-lived assets, consisting primarily of purchased intangible assets, and property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (SFAS 144). Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, changes in the planned use of our long-lived assets, changes in our business model, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We make certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of one to ten years.

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

Our net deferred tax asset balance as of May 5, 2007 was $0.4 million which relates to our foreign subsidiaries that are currently generating taxable income. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the unaudited condensed consolidated financial statements. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123(R) utilizing the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See Note 6 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions discussed in Note 6, “Stock-Based Compensation,” of the Notes to the unaudited condensed consolidated financial statements. We estimate the expected term of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC SAB No. 107. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before November 1, 2005, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after November 1, 2005, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

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

RESULTS OF OPERATIONS

The following table sets forth items from the unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	54.4	64.4	55.5	59.5

Gross margin	45.6	35.6	44.5	40.5
Operating expenses
Research and development	16.8	18.6	17.3	19.2
Selling, general and administrative	24.0	22.9	22.9	23.5
Restructuring charges	0.4	3.2	0.4	3.3
Amortization of purchased intangibles and deferred compensation	3.7	0.8	3.7	0.5

Total operating expenses	44.9	45.5	44.3	46.5

Operating income (loss)	0.7	(9.9)	0.2	(6.0)

Net loss	(2.9)%	(11.0)%	(1.4)%	(7.3)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, engineering consulting, customized services and lease income. Net sales were $121.1 million for the three months ended May 5, 2007 representing a decrease of 6.8% from sales of $129.9 million during the three months ended April 30, 2006. Net sales for the six months ended May 5, 2007 were $239.9 million representing a decrease of 4.7% from sales of $251.8 million during the six months ended April 30, 2006. The decrease in net sales was due primarily to delays in customer acceptance of our Diagnostics and Characterization products and declines in our service business. Sustainability of our revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will be approximately $120.0 million to $123.0 million for the third quarter of fiscal year 2007.

Our net sales by product line consisted of:

	Three Months Ended		Six Months Ended
	May 5, 2007	April 30, 2006	May 5, 2007	April 30, 2006
SoC	49%	34%	45%	35%
Analog Mixed Signal	20	33	25	30
Memory	1	1	1	2
Diagnostics and Characterization	8	9	6	10
Service	22	23	23	23

Total	100%	100%	100%	100%

For the three months ended May 5, 2007, net sales from our SoC and memory products increased 40.8% to $60.5 million from $42.9 million during the three months ended April 30, 2006. The increase in net sales from the SoC and memory products was more than offset by a 30.3% decrease in our combined analog mixed signal, diagnostics and characterization and service net sales which decreased to $60.7 million for the three months ended May 5, 2007 from $87.0 million during the three months ended April 30, 2006.

For the six months ended May 5, 2007, net sales from our SoC product were $109.2 million representing an increase of 29.6% from the $84.3 million from the six months ended April 30, 2006. Our combined net sales for analog mixed signal, memory, diagnostics and characterization and service products for the six months ended May 5, 2007 decreased 21.9% to $130.7 million from $167.5 million during the six months ended April 30, 2006 which more than offset our increase in net sales of our SoC product.

International net sales accounted for approximately 75% and 67% of total net sales in the three months ended May 5, 2007 and April 30, 2006, respectively. International net sales accounted for approximately 78% and 67% of total net sales during the six months ended May 5, 2007 and April 30, 2006, respectively. Our net sales to the Asia Pacific region accounted for approximately 51% and 49% of total net sales during the three months ended May 5, 2007 and April 30, 2006, respectively, as well as 56% and 52% for the six months ended May 5, 2007 and April 30, 2006, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile and, in some Asian regions, there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect future demand for our products.

Gross Margin

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. Our gross margin as a percentage of net sales increased to 45.6% during the three months ended May 5, 2007 from 35.6% during the three months ended April 30, 2006. For the six months ended May 5, 2007 and April 30, 2006, our gross margin was 44.4% and 40.5%, respectively. The increase in gross margins was primarily due to a more favorable product mix, improved manufacturing efficiencies and overall lower costs which more than offset a $2.1 million charge for obsolete ASIC wafers. Gross margin for the three months ended May 5, 2007 and April 30, 2006 include $0.1 million and $0.1 million, respectively, of stock-based compensation expense on our costs of sales related to employee stock options and employee stock purchases under SFAS 123(R), respectively. For both the six months ended May 5, 2007 and April 30, 2006, stock-based compensation expense included in our gross margin were $0.2 million and $0.2 million, respectively. In addition, our gross margin benefited by approximately $1.1 million or 2.0% and $0.1 million or 0.2% from the sale of fully reserved inventory during the three months ended May 5, 2007 and April 30, 2006, respectively. For the six months ended May 5, 2007 and April 30, 2006, our gross margin benefited by approximately $1.5 million or 1.4% and $0.5 million or 0.5% from the sale of fully reserved inventory, respectively. We believe our gross margin percentage will be flat to slightly higher in the third quarter of fiscal year 2007 compared to the second quarter of fiscal year 2007.

Research and Development

Research and development, or R&D, expenses were $20.4 million in the three months ended May 5, 2007, representing a decrease of 15.6% from $24.1 million in the three months ended April 30, 2006. The decrease in expenses in the three months ended May 5, 2007 resulted primarily from reduced salary and fringe benefits of approximately $2.3 million, decreased temporary labor of approximately $0.3 million, decreased travel and entertainment expenses of approximately $0.2 million, decreased maintenance contracts expenses of approximately $0.3 million, decreased consulting expenses of approximately $1.0 million and decreased stock-based compensation of approximately $0.2 million. These decreases were partially offset by a write-off of intellectual property of approximately $0.7 million.

R&D expenses were $41.5 million and $48.3 million for the six months ended May 5, 2007 and April 30, 2006, respectively. The decrease in expenses in the three months ended May 5, 2007 resulted primarily from reduced salary and fringe benefits of approximately $4.5 million, decreased temporary labor expenses of approximately $0.7 million, decreased travel and entertainment expenses of approximately $0.2 million, decreased maintenance contracts of approximately $0.8 million, decreased consulting expenses of approximately $0.9 million and decreased stock-based compensation of approximately $0.2 million. These decreases were partially offset by a write-off of intellectual property of approximately $0.7 million.

As a percentage of net sales, R&D expenses were 16.8% and 19.3% in the three months ended May 5, 2007 and April 30, 2006, respectively; as well as 17.3% and 19.9% in the six months ended May 5, 2007 and April 30, 2006, respectively. We anticipate that R&D expenses will be flat in the third quarter of fiscal year 2007 as compared to second quarter of fiscal 2007.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $29.1 million in the three months ended May 5, 2007, representing a decrease of 2.2% from $29.8 million in the three months ended April 30, 2006. The decrease was primarily due to decreased commission expenses of approximately $0.4 million, decreased travel and entertainment expenses of approximately $0.5 million, decreased depreciation expenses of approximately $0.9 million, decreased consignment expenses of approximately $1.3 million and decreased legal and audit fees of approximately of $0.4 million. The decreases were offset by the increased salary and fringe benefits of approximately $0.6 million, increased recruiting expenses of approximately $0.5 million, increased temporary labor and consulting expenses of approximately $2.1 million and increased trade and turnkey accounts receivable bad debt expenses of approximately $0.4 million.

For the six months ended May 5, 2007 and April 30, 2006, SG&A expenses were $54.9 million and $59.1 million, respectively. The decrease was primarily due to a decrease in commission expense of approximately $1.2 million, decreased travel and entertainment expenses of approximately $0.7 million, decreased depreciation expenses of approximately $1.2 million and decreased consignment expenses of approximately $1.8 million. These decreases were partially offset by increased recruiting and relocation expenses of approximately $1.3 million, increased consulting expenses of approximately $2.0 million, increased legal and audit fees of approximately of $0.5 million, increased facilities related expenses of approximately $0.6 million and increased stock-based compensation expenses of approximately $0.5 million.

As a percentage of net sales, SG&A expenses were 24.0% and 22.1% in the three months ended May 5, 2007 and April 30, 2006, respectively; as well as 22.9% and 22.8% in the six months ended May 5, 2007 and April 30, 2006, respectively. We anticipate that SG&A expenses will decrease 5% to 8% in the third quarter of fiscal year 2007 compared to second quarter of fiscal 2007.

Amortization of Purchased Intangibles

Amortization of purchased intangible assets expenses was $4.5 million and $4.1 million in the three months ended May 5, 2007 and April 30, 2006, respectively. For the six months ended May 5, 2007 and April 30, 2006, amortization of purchased intangible assets expenses were $8.9 million and $8.4 million, respectively. The increase in amortization of purchased intangible assets in the three and six month periods ended May 5, 2007 was due primarily to purchased intangible assets resulting from our Hypervision, Inc. acquisition in the third quarter of fiscal year 2006.

Restructuring Charges

During the three months ended May 5, 2007 and April 30, 2006, we recorded restructuring charges of approximately $0.5 million and $1.1 million for severance charges related to headcount reductions. For the six months ended May 5, 2007 and April 30, 2006, restructuring charges of approximately $1.0 million and $1.4 million were recorded for severance charges related to headcount reductions and facility consolidation related expenses. For the three and six month periods ended May 5, 2007, the restructuring charges were from changes to the original estimates.

Interest Income

We generated interest income of $1.9 million and $0.9 million in the three months ended May 5, 2007 and April 30, 2006, respectively. Interest income was $3.1 million and $1.8 million during the six months ended May 5, 2007 and April 30, 2006. The increase in interest income for the three months and six months ended May 5, 2007 was primarily due to higher average cash balances compared to the three and six month periods ended April 30, 2006.

Interest Expense

Interest expenses were $2.3 million and $0.7 million for the three months ended May 5, 2007 and April 30, 2006, respectively. Interest expenses were $3.5 million and $1.4 million for the six months ended May 5, 2007 and April 30, 2006. The increase in interest expense was primarily due to interest on our 3.5% New Notes with a principal aggregate amount of $122.5 million as well as interest on the note payable that resulted from the lease buyout in July of fiscal year 2006. In addition, the increase is related to rent paid on the Milpitas facilities which was accounted for using the financing method under Statement of Financial Accounting Standard No. 98 “Accounting for Leases.”

Other Income (Expense), Net

Other income (expenses), net was $2.0 million of expenses and $0.6 million of expenses for the three months ended May 5, 2007 and April 30, 2006, respectively. Other income (expenses), net was $0.5 million of income and $0.9 million of expenses for the six months ended May 5, 2007 and April 30, 2006, respectively. The change to other expenses for the three months ended May 5, 2007 from other net expenses for the three months ended April 30, 2006 was primarily due to a loss on an unfavorable change in foreign currency valuation of $1.2 million and a $0.7 million loss on the disposition of a fixed asset. The net change to other income for the six months ended May 5, 2007 from other net expenses for the six months ended April 30, 2006 was primarily due to $3.0 million gain in the convertible notes exchange, offset by a loss on the sale of our Oregon real property of $0.9 million and the loss on a fixed assets disposal of $0.7 million.

Income Taxes

We recorded an income tax provision of $1.9 million and $1.1 million for the three months ended May 5, 2007 and April 30, 2006, respectively. The income tax provision was $3.9 million and $2.7 million for the six months period ended May 5, 2007 and April 30, 2006, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated in foreign jurisdictions.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a stock-based compensation program that provides our board of directors’ discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the hire date over four years and expire ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of May 5, 2007, we had approximately 2.8 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

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

At May 5, 2007, there was $13.6 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 3.1 years. At May 5, 2007, there was $0.5 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a four month period.

See Note 6 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended May 5, 2007, net cash used in operating activities was $7.2 million. The increase in net cash used in operating activities for the six months ended May 5, 2007 reflected an increase in working capital of $32.4 million and a gain on convertible notes exchanged of $3.0 million, offset by depreciation and amortization of $25.3 million, non-cash charges related to provision for inventory write-downs of $0.8 million, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $3.2 million, the write-off of a long-term intellectual property asset of $0.7 million and the loss on the sale of the Oregon real property and loss on disposal of fixed assets of $1.9 million.

Net cash used in investing activities was $38.5 million during the six months ended May 5, 2007, primarily attributable to net cash used of $40.2 million to purchase available-for-sale securities and $3.0 million to purchase property and equipment to support our business, partially offset by sales and maturities of available-for-sale securities of $2.0 million and attributable to proceeds from the sale of the Oregon real property of $2.7 million.

Net cash provided by financing activities was $75.0 million during the six months ended May 5, 2007. Net cash provided by financing activities primarily reflected $0.9 million received for the issuance of common stock relating to our employee equity plans, $44.1 million of proceeds resulting from the issuance of convertible notes and $30.0 million of proceeds resulting from the sale-leaseback transaction.

On February 28, 2007, we completed a sale-leaseback transaction involving our corporate headquarters located in Milpitas, California. The properties were sold to NRFC Milpitas Holdings, LLC (purchaser) for a total price of $30.0 million. Simultaneously, we agreed to lease the properties back from the purchaser for a period of 10 years, along with four, five-year renewal options upon expiration of the initial lease term. The lease was to commence on February 28, 2007 and will expire on February 28, 2017. The annual rent for the first year of the lease is approximately $2.5 million and will increase 2% for each of the following nine years until the expiration of the lease term. As part of the lease agreement, we issued a letter of credit in the amount of $5,090,400, which is used as security on the lease. The letter of credit will expire no sooner than December 31, 2010 unless, including among other conditions, the Company retires the 1 1/2% convertible subordinated notes (the Notes) due May 2008 and does not within six months thereafter issue any new debt or equity. Under the terms of the letter of credit, the purchaser will have the right to draw down the amount of the rental obligations in the event we default on making the monthly payments. The letter of credit is collateralized by restricted cash.

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

As of May 5, 2007, we had working capital of $241.8 million, including cash and short-term investments of $169.1 million, and accounts receivable and inventories totaling $188.5 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment we manufacture and market. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire periodically through 2017. The approximate future minimum lease payments at May 5, 2007 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2007	$3,073	$44	$3,029
2008	4,986	55	4,931
2009	4,129	—	4,129
2010	3,270	—	3,270
2011	3,035	—	3,035
Thereafter	15,261	—	15,261

	$33,754	$99	$33,655

The following summarizes our minimum contractual cash obligations and other commitments at May 5, 2007, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$33,754	$3,073	$4,986	$4,129	$3,270	$3,035	$15,261
Convertible subordinated notes (2)	195,000	—	72,500	—	122,500	—	—
Interest on convertible subordinated notes	14,214	2,687	4,922	4,288	2,317	—	—
Open non-cancelable purchase order commitments	94,583	77,804	16,509	16	254	—	—

Total contractual cash and other obligations	$337,551	$83,564	$98,917	$8,433	$128,341	$3,035	$15,261

(1)	Approximately $0.1 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At May 5, 2007, we had open and committed non-cancelable purchase orders totaling approximately $94.6 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at May 5, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

As of May 5, 2007, our principal sources of liquidity consisted of approximately $123.7 million of cash and cash equivalents and short-term investments of $45.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation on our financial position, results of operations and cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 2, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact on our unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently evaluating the impact of adopting this interpretation on our financial position, results of operations and cash flows.

ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

			Future maturities of investments held at May 5, 2007
	Balance October 31, 2006	Balance May 5, 2007	2007	2008	2009	2010	Thereafter
Cash equivalents
Amounts	$95,635	$123,704	$123,704	—	—	—	—
Average rate	3.62%	4.55%	4.55%	—	—	—	—
Short-term investments
Amounts	$7,177	$45,370	$14,672	$28,699	$1,999	—	—
Average rate	5.04%	5.34%	5.00%	4.88%	5.38%	—	—

Total investment	$102,812	$169,074	$138,376	$28,699	$1,999	—	—
Average rate	3.72%	4.76%	4.60%	4.88%	5.38%	—	—
Equity instruments	$391	—	—	—	—	—	—

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

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currencies. Our automotive product line is developed and manufactured in Germany and thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency losses were approximately $1.2 million and $0.1 million for the three months ended May 5, 2007 and April 30, 2006, respectively. Foreign currency losses were approximately $0.9 million and $0.5 million for the six months ended May 5, 2007 and April 30, 2006, respectively

Our international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We do not currently use derivatives, but will continue to assess the need for these instruments in the future.

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

ITEM 4. —CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the periods covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the semiconductor industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The risk factor set forth below entitled “We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002” has been updated from the prior version of such risk factor as set forth in our Quarterly Report on Form 10-Q for the quarter ended February 3, 2007 filed with the SEC on March 14, 2007. The update discusses the high turnover rate in various areas of our business and the risks associated therewith.

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

We intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations. Our gross margins on systems sales have varied significantly and will continue to vary significantly based on a variety of factors including:

•	long-term pricing decreases by us and our competitors and pricing by our suppliers;

•	manufacturing volumes;

•	manufacturing inefficiencies;

•	hardware product sales mix;

•	absorption levels and the rate of capacity utilization;

•	inventory write-downs;

•	new product introductions;

•	product reliability;

•	customization and reconfiguration of systems;

•	possible sale of inventory previously written-off;

•	international and domestic sales mix and field service margins; and

•	ceasing investment in underperforming or redundant product lines.

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

Over time, we have expanded our base of customers; however, a large portion of our net sales are generated from a small number of key customers. In particular, one customer, Advanced Micro Devices, Inc. accounted for 41% of our net sales for the six months ended May 5, 2007. Our top ten customers accounted for 78%, 65% and 66% of our net sales for the six months ended May 5, 2007, fiscal years 2006 and 2005, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (WEEE Legislation), although extensions were granted in some countries. Producers became financially responsible under the WEEE Legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation. These and other environmental regulations may require us to reengineer certain of our existing products and develop new strategies for the design of new products to utilize components which are more environmentally compatible. Such reengineering and component substitution may result in delays in product design and manufacture and could cause us to incur additional costs. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on our business.

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

We have experienced turnover in various areas of the business, including our finance and operations groups. As a result, during the quarter-end financial statement close process, we identified certain sub-processes that due to certain deficiencies required us to record the adjustments necessary for the fair presentation of our financial statements as well as develop and document more robust processes to reduce the possibility of error. Those sub-processes included the review of income tax provision calculations, distributor commission computation and the thoroughness of accrual documentation for certain liabilities. Although we have implemented a review of these sub-processes and are implementing changes to remediate the identified deficiencies, and although we have implemented various processes to review, assess and maintain the effectiveness of our internal controls, there can be no assurance that similar or additional deficiencies will not be identified in the future. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Our executive officers and certain key personnel are critical to our business.

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our chief executive officer, Lavi A. Lev, and incoming chief financial officer, Joy Leo, recently joined us and have limited experience in our business. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

We have substantial indebtedness and if we need additional financing, it could be difficult to obtain.

As of May 5, 2007, we had $72.5 million principal amount of 1.5% Convertible Subordinated Notes, or 1.5% Notes, due in May 2008 and $122.5 million principal amount of 3.50% Convertible Senior Subordinated Notes, due 2010 (the New Notes). The New Notes contain net share settlement provisions which require that, upon conversion of the New Notes, we will pay holders in cash up to the principal amount of the converted New Notes. Any amounts in excess of this converted amount will be settled in shares of our common stock or, at our option, cash. The initial conversion price is $8.25.

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

We may experience difficulties in implementing, making changes or enhancements to our enterprise resource planning, or ERP, system and other related systems that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing, making changes or enhancements to our ERP system or any future systems could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.

We operate in a volatile industry—indicators of other long-lived assets impairment under SFAS 144 may be present from time-to-time.

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

If economic conditions in our industry continue to deteriorate and adversely affect our business, we change the planned use of the long-lived assets, or we make changes to our business model, we could be required to record impairment charges related to our long-lived assets in accordance with SFAS 144, “Accounting for Impairment or Disposal for Long-Lived Assets,” which could have a material adverse effect on our results of operations and financial condition.

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

For example, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Credence. The FASB issued changes to U. S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on November 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $1.3 million and $3.0 million for the three months and six months ended May 5, 2007, respectively. For fiscal year 2006, $3.3 million of expenses associated with stock options has negatively impacted our reported earnings.

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

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware products or enhancements. Our inability to introduce new products that contribute significantly to net sales, gross margins and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. In addition, capacity utilization at outsourced assembly and test houses, while improving, continues at low levels that are likely to depress our non-integrated device manufacturers, or non-IDM business until such time that demand and supply conditions improve. Any decline in demand for our hardware products could have a material adverse effect on our business, financial condition or results of operations.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 12%, 13% and 14% of our net sales in the six months ended May 5, 2007 and fiscal years ended October 31, 2006 and 2005, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

International sales accounted for approximately 78%, 69% and 69% of our total net sales in the six months ended May 5, 2007 and fiscal years ended October 31, 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 56%, 51% and 47% of our total net sales for the six months ended May 5, 2007 and fiscal years ended October 31, 2006 and 2005, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single end-user customer headquartered in Asia accounted for more than 10% of our net sales during the six months ended May 5, 2007 and fiscal years ended October 31, 2006 and 2005. No single end-user customer headquartered in Europe accounted for more than 10% of our net sales during the six months ended May 5, 2007 and fiscal years ended October 31, 2006 and 2005. One customer headquartered in the United States, Advanced Micro Devices, Inc. accounted for 41% of our net sales in the six months ended May 5, 2007. Advanced Micro Devices, Inc. and Intel Corporation, headquartered in the United States, accounted for 23% and 15% of our net sales fiscal years ended October 31, 2006, respectively. Intel Corporation and Advanced Micro Devices, Inc. accounted for 25% and 14% of our net sales fiscal year ended October 31, 2005, respectively.

In addition, one of our major distributors, Spirox Corporation, which accounted for 12%, 13% and 14% of our net sales in the six months ended May 5, 2007 and fiscal years ended October 31, 2006 and 2005, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we may have no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current stockholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Our stockholders voted upon the following proposals at the Annual Meeting of Stockholders held on March 15, 2007:

1. A proposal to elect one director to serve for a two-year term ending in 2009 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Dr. Ping Yang	92,230,227	1,892,712

2. A proposal to elect two directors each to serve for a three-year term ending in 2010 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Richard M. Beyer	92,179,402	1,943,537
Lavi A. Lev	92,156,000	1,966,939

3. A proposal to ratify the appointment of Ernst & Young LLP as our independent registered accounting firm was approved as follows:

For	Against	Abstain
93,908,077	193,091	21,771

4. A proposal to approve the stockholder proposal regarding pay-for-superior performance was as follows:

For	Against	Abstain	Non-Vote
35,278,256	28,767,286	142,302	29,935,095

Item 5. Other Information.

The Company and John Batty entered into an Amended and Restated Executive Employment Agreement on June 5, 2007 to conform the Amended and Restated Employment Agreement with certain requirements of Section 409A of the Internal Revenue Code.

Item 6. Exhibits.

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

June 8, 2007	/s/ JOHN C. BATTY
Date	John C. Batty
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

10.1(3)	Lease dated February 27, 2007 between NRFC Milpitas Holdings, LLC and the Company.

10.2(4)	Executive Employment Agreement, dated and effective as of March 13, 2007, by and between the Company and Lavi A. Lev.

10.3(5)	Executive Employment Agreement, dated and effective as of April 13, 2007, by and between the Company and Joy E. Leo.

10.4	Notice of Stock Option Award and Stock Option Agreement dated April 16, 2007 between the Company and Joy E. Leo.

10.5	Notice of Stock Option Award and Stock Option Agreement dated April 16, 2007 between the Company and Pat Brady.

10.6	Amended and Restated Executive Employment Agreement, amended and restated June 5, 2007, between the Company and John C. Batty.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(3)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 3, 2007.
(4)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 3, 2007.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on April 17, 2007.