Form 10-Q
period 2007-08-04
CREDENCE SYSTEMS CORP
filed 2007-09-18
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

At August 31, 2007, there were 101,651,255 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 4, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$118,056	$95,635
Short-term investments	72,816	7,177
Accounts receivable, net	108,269	114,796
Inventories	67,461	55,200
Income tax receivable	657	275
Deferred income taxes	9,891	9,875
Prepaid expenses and other current assets	16,184	14,511

Total current assets	393,334	297,469
Property and equipment, net	78,369	87,175
Goodwill	2,665	—
Other intangible assets, net	70,417	83,878
Other assets	51,223	49,072

Total assets	$596,008	$517,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,320	$32,477
Accrued expenses and other liabilities	31,747	37,251
Accrued payroll and related liabilities	16,896	17,496
Convertible subordinated notes	72,500	—
Deferred revenue	26,656	21,935
Income taxes payable	12,261	14,893
Accrued warranty	12,953	13,514
Deferred profit	6,295	6,143

Total current liabilities	204,628	143,709
Convertible subordinated notes	119,278	145,000
Long-term restructuring liabilities	1,229	2,545
Long-term deferred income taxes	9,473	9,473
Other liabilities	34,152	4,141
Stockholders’ equity	227,248	212,726

Total liabilities and stockholders’ equity	$596,008	$517,594

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31 2006	August 4, 2007	July 31, 2006
Net sales
Systems and upgrades	$99,388	$80,619	$284,826	$266,086
Services and spare parts	24,144	33,857	78,644	100,140

Total net sales	123,532	114,476	363,470	366,226
Cost of goods sold
Systems and upgrades (including stock-based compensation expense of $62, $313, $248 and $492, respectively)	44,308	68,125	136,144	177,058
Services and spare parts	15,920	20,743	57,304	61,545

Total cost of goods sold	60,228	88,868	193,448	238,603
Gross margin	63,304	25,608	170,022	127,623
Operating expenses:
Research and development (including stock-based compensation expense of $513, $615, $1,259 and $1,545, respectively)	18,696	22,576	60,236	70,847
Selling, general and administrative (including stock-based compensation expense of $579, $822, $2,637 and $2,357, respectively)	27,042	30,782	81,995	89,852
Amortization of purchased intangibles	4,451	4,338	13,360	12,709
Reduction of goodwill	—	423,875	—	423,875
Restructuring charges	(9)	1,792	1,009	3,166

Total operating expenses	50,180	483,363	156,600	600,449

Operating income (loss)	13,124	(457,755)	13,422	(472,826)
Interest income	2,138	979	5,234	2,758
Interest expense	(2,546)	(677)	(6,036)	(2,056)
Other expense	(755)	(1,803)	(181)	(2,675)

Net income (loss) before income tax provision	11,961	(459,256)	12,439	(474,799)
Income tax provision	1,623	2,110	5,566	4,844

Net income (loss)	$10,338	$(461,366)	$6,873	$(479,643)

Net income (loss) per share
Basic	$0.10	$(4.61)	$0.07	$(4.81)

Diluted	$0.10	$(4.61)	$0.07	$(4.81)

Number of shares used in computing per share amount
Basic	101,194	100,017	100,940	99,798

Diluted	107,726	100,017	101,067	99,798

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 4, 2007	July 31, 2006
Cash flows from operating activities:
Net income (loss)	$6,873	$(479,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,738	39,729
Stock-based compensation charges	4,144	4,523
Provision for inventory write-downs	768	37,485
Reduction of goodwill	—	423,875
(Recovery) provision for allowance for doubtful accounts	(350)	561
Loss on disposal of long-term intellectual property asset	679	—
Loss on disposal of property and equipment	1,876	1,076
Impairment of investment in a privately held company	—	945
Realized loss on available-for-sale securities	—	(302)
Gain on exchanged convertible notes	(2,955)	—
Changes in operating assets and liabilities:
Accounts receivable	10,379	7,892
Inventories	(12,894)	(13,970)
Income tax receivable and payable	(5,160)	(3,994)
Prepaid expenses and other current assets	(1,145)	5,214
Other assets	(12,744)	(11,356)
Accounts payable	(7,335)	(17,595)
Accrued expenses and other current liabilities	(994)	(4,631)
Deferred profit	(381)	(1,135)

Net cash provided by (used in) operating activities	18,499	(11,326)
Cash flows from investing activities:
Purchases of available-for-sale securities	(72,104)	(28,581)
Maturities of available-for-sale securities	6,644	20,770
Acquisition of property and equipment	(5,546)	(7,368)
Acquisition of business, net of cash and cash equivalents	—	(4,643)
Proceeds from sale of property and equipment	2,691	2,364

Net cash used in investing activities	(68,315)	(17,458)
Cash flows from financing activities:
Issuance of common stock	882	3,942
Proceeds from issuance of convertible notes, net of issue costs	44,129	—
Proceeds from sale-leaseback	30,000	—
Payments of note payable	(1,313)	—
Payments of bank loans	—	(5,000)

Net cash provided by (used by) financing activities	73,698	(1,058)

Effects of exchange rate on cash and cash equivalents	(1,461)	1,268

Net increase (decrease) in cash and cash equivalents	22,421	(28,574)
Cash and cash equivalents at beginning of period	95,635	142,180

Cash and cash equivalents at end of period	$118,056	$113,606

Supplemental disclosures of cash flow information:
Interest paid	$4,312	$2,732
Income taxes paid	$10,263	$9,111
Noncash investing activities:
Net transfers of inventory to property and equipment	$1,162	$1,679
Unrealized loss on available-for-sale investments	$22	$230

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Quarterly Financial Statements

The unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended August 4, 2007 and July 31, 2006 are unaudited, but include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three and nine month periods ended August 4, 2007 and July 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2006 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on the Company’s subcontractors, the Company’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international sales, proprietary rights, legal proceedings, volatility of the Company’s stock price, terrorist attacks and other geopolitical instability, effects of the Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Effective in the first quarter of fiscal 2007, the Company reclassified engineering consulting and customized services as net sales instead of as an offset to selling, general, and administrative expenses. The labor and material associated with the delivery of these services which had previously been reported as selling, general, and administrative expenses are classified as cost of goods sold. For the three and nine month periods ended August 4, 2007, the total amount of engineering consulting and customized services classified as net sales is $2.6 million and $11.4 million respectively. For the three and nine month periods ended August 4, 2007, the total amount of cost of goods sold is $1.6 million and $8.2 million, respectively. For comparative purposes, for the three and nine month periods ended July 31, 2006, $4.9 million and $13.7 million, respectively has been reclassified as net sales. The related cost of goods sold of $3.1 million and $8.3 million for the three and nine month periods ended July 31, 2006, respectively has been reclassified to cost of goods sold from selling, general, and administrative expenses. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

Use of Estimates – The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

2.	Revenue Recognition

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Systems and upgrades revenue are recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature products. Systems and upgrades are classified as mature after several different customers have accepted similar systems or one customer accepted three of the same system. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. For some customers in certain countries where collections may be an issue, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor account for each lease by either the sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

During fiscal year 2006, the Company introduced several new enhancements, systems and products. Certain revenue from sales of these new systems and products during fiscal year 2006 were deferred until the revenue recognition requirements of the Company’s revenue recognition policy have been satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

The Company warrants its products to its customers generally for one year from the date of shipment. In addition to the provision of standard warranties, the Company may offer customers extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the applicable term of the contract. Costs related to extended warranty services are recorded as incurred.

For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days, and the Company has a history of successfully collecting these extended payment term accounts receivable.

3.	Investments

Investments consist of an equity investment in a privately-held company that develops products that are strategic to the Company. During the first quarter of fiscal 2007, the Company entered into an agreement to terminate the equity investment relationship with the privately-held company. As part of the agreement, the Company was entitled to the intellectual property developed which it intended to further develop and incorporate into future products. Based on the expected future use of the technology, the remaining carrying value of the investment of $0.7 million was reclassified to intangible assets, and was being amortized over a five year period using the straight-line method. Subsequently, during the second quarter, the Company completed a review of planned development projects as a part of an expense rationalization process and determined that technology would not be commercialized into a product and consequently had no future use. Therefore, the Company wrote off the remaining intellectual property value in the second quarter of fiscal year 2007.

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

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the unaudited condensed consolidated balance sheet as of August 4, 2007.

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

5.	Stock-Based Compensation

Stock Option Plans

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters over four years and expire up to ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Company’s ESPP are generally from the Company’s new shares. As of August 4, 2007, the Company had approximately 3.1 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

In April and July 2007, the Company’s Board of Directors approved inducement stock option grants to certain officers of the Company which were made outside of any current Company plan. The Company elected to make inducement option grants to induce and attract higher qualified candidates to accept employment with the Company and to fill open officer positions. As of August 4, 2007, there were 510,000 shares issued under these awards.

On November 1, 2005, the Company adopted the provision of SFAS 123(R), for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award.

The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three and nine months ended August 4, 2007 and July 31, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
Cost of goods sold	$62	$313	$248	$492
Research and development	513	615	1,259	1,545
Selling, general and administrative	579	822	2,637	2,357

Stock-based compensation expense before income taxes benefit	$1,154	$1,750	$4,144	$4,394
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes benefit	$1,154	$1,750	$4,144	$4,394

As of August 4, 2007 and July 31, 2006, the Company capitalized $0.3 million and $0.1 million of stock-based compensation expense as inventory, respectively.

Summary of activity under stock option plans for the nine months ended August 4, 2007:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands)	(In thousands)		(In thousands)	(In years)
Balance at October 31, 2006	4,425	17,092	$12.48
Options granted	(3,085)	3,463	$2.10
Options canceled	970	(987)	$7.07
Options forfeited/expired	—	(4,173)	$11.95
Options exercised	—	(47)	$1.94

Balance at August 4, 2007	2,310	15,348	$11.24	$20,371	4.44

Vested or expected to vest at August 4, 2007		10,823	$13.54	$5,683	4.44

Exercisable at August 4, 2007		10,777	$13.55	$5,623	4.44

Restricted stock is granted from the pool of options available for grant. The Company’s plan requires that for every share of restricted stock issued, the Company will be counted against the plan limit as 1.4 shares in the above table.

The weighted-average grant date fair value per options granted during the three and nine months ended August 4, 2007 was $1.76 and $2.10, respectively. The weighted-average grant date fair value per options granted during the three and nine months ended July 31, 2006 was $2.01 and $3.50, respectively. The total intrinsic value of options exercised during the three and nine months ended August 4, 2007 was $3,200 and $22,000, respectively. The total intrinsic value of options exercised during the three and nine months ended July 31, 2006 was approximately $5,200 and $0.5 million, respectively. Cash proceeds from the exercise of stock options were $4,200 and $22,100 for the three and nine months ended August 4, 2007, respectively. Cash proceeds from the exercise of stock options were $39,000 and $2.0 million for the three and nine months ended July 31, 2006, respectively. No income tax benefit was realized from the stock option exercises during the three and nine-month periods ended August 4, 2007 and July 31, 2006, respectively. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine month periods ended August 4, 2007 was $0.9 million and $3.3 million, respectively. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended July 31, 2006 was $1.3 million and $3.2 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At August 4, 2007, there was $12.5 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended August 4, 2007 and July 31, 2006, respectively:

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
Expected volatility	58%	54%	58%	54%
Dividend yield	—	—	—	—
Risk-free interest rate	4.9%	5.0%	4.6%	4.8%
Expected term (in years)	4.0	4.0	4.0	4.0

Expected Volatility: The Company’s computation of expected volatility for the three and nine month periods ended August 4, 2007 and July 31, 2006 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and nine month periods ended August 4, 2007 and July 31, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Forfeitures Rate: Compensation expense recognized in the condensed consolidated statement of operations for the three and nine month periods ended August 4, 2007 and July 31, 2006 are based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the 1994 Plan), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base salary to the plan. The Company has a one-year rolling plan with two six-month purchases within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period will terminate and a new one-year offering period will commence. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At August 4, 2007, there were 762,000 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option” (FTB 97-1) and using the Black-Scholes-Merton options pricing model. During the nine months ended August 4, 2007 and July 31, 2006, the Company issued 541,306 shares and 263,044 shares, respectively, under the 1994 Plan. Total cash received for the issuance of shares under the employee stock purchase plan was approximately $0.9 million and $1.9 million during the nine months ended August 4, 2007 and July 31, 2006, respectively. Stock-based compensation expense related to the 1994 Plan recognized under SFAS 123(R) for the three and nine month periods ended August 4, 2007 was $0.3 million and $0.8 million, respectively. Stock-based compensation expense related to the 1994 Plan recognized under SFAS 123(R) in the three and nine months ended July 31, 2006 was $0.5 million and $1.2 million, respectively. At August 4, 2007, there was $0.1 million of unrecognized stock-based compensation expense related to outstanding ESPP shares and is expected to be recognized over a one-month period.

The fair value of awards granted under the 1994 Plan stock-based compensation was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended August 4, 2007 and July 31, 2006, respectively:

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
Expected volatility	61%	50%	61%	50%
Dividend yield	—	—	—	—
Risk-free interest rate	4.8%	4.7%	4.8%	4.4%
Expected term (in years)	0.5	0.5	0.5	0.5

6.	Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	August 4, 2007	October 31, 2006
Raw materials	$46,908	$36,436
Work-in-process	17,110	14,097
Finished goods	3,443	4,667

Total	$67,461	$55,200

7.	Balance Sheet Components

Prepaid expenses and other current assets consist of the following (in thousands):

	August 4, 2007	October 31, 2006
Receivables from contract equipment manufacturers	$1,186	$2,565
Value added tax receivable	6,001	3,613
Other prepaid expenses	8,997	8,333

Total	$16,184	$14,511

Property and equipment, net (in thousands):

	August 4, 2007	October 31, 2006
Land	$20,682	$24,381
Buildings	36,124	35,876
Machinery and equipment	109,776	106,824
Software	33,960	33,731
Leasehold improvements	41,863	40,734
Furniture and fixtures	10,336	10,696

	252,741	252,242
Less accumulated depreciation	(174,372)	(165,067)

Total	$78,369	$87,175

Other assets consist of the following (in thousands):

	August 4, 2007	October 31, 2006
Field service spares	$32,577	$33,633
Product consignment	6,530	9,811
Other assets	12,116	5,628

Total	$51,223	$49,072

Field service spares used in the Company’s service business are classified as long-term assets and are amortized using the straight-line method over five years. Amortization expense was approximately $2.9 million and $2.8 million for the third quarter of fiscal 2007 and 2006, respectively. Amortization expense was approximately $8.3 million and $8.3 million for the nine months ended August 4, 2007 and July 31, 2006, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 36 months. Amortization expense was approximately $1.1 million and $2.1 million for the third quarter of fiscal 2007 and 2006, respectively. Amortization expense was approximately $3.6 million and $6.4 million for the nine months ended August 4, 2007 and July 31, 2006, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	August 4, 2007	October 31, 2006
Accrued bonuses	$2,909	$5,914
Accrued restructuring expenses	3,131	8,305
Other accrued liabilities	25,707	23,032

Total	$31,747	$37,251

8.	Convertible Subordinated Notes

Convertible Subordinated Notes due 2008

In June 2003, the Company issued $180 million of 1.5% convertible subordinated notes (the Notes) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commenced on November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses associated with the offering were capitalized upon issuance and are included in prepaid expense and other current assets and in other assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the Notes. The Company continues to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

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

Unamortized debt issuance costs associated with the Notes were $0.4 million and $1.5 million at August 4, 2007 and October 31, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the unaudited condensed consolidated statements of operations. Amortization of prepaid loan costs were $0.1 million and $0.3 for the three months ended August 4, 2007 and July 31, 2006, respectively. Amortization of prepaid loan costs were $0.4 million and $0.9 million for the nine months ended August 4, 2007 and July 31, 2006, respectively.

Convertible Subordinated Notes due 2010

On December 20, 2006, the Company completed the exchange of an aggregate principal amount of $72.5 million of 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes (the New Notes) due in May 2010, as well as the issuance of additional New Notes with an aggregate principal amount of $50.0 million in a private placement. The New Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15. The New Notes were issued at an implied initial conversion price of $8.25 per share (subject to adjustment) upon occurrence of certain events specified in the indenture. The New Notes contain a provision known as net share settlement which requires that, upon conversion of the New Notes, the Company will pay holders in cash for the principal amount of the New Notes which are converted. Any amount in excess of converted principal will be settled in shares of the Company’s common stock, or at its option, in cash. The New Notes do not have financial covenants.

The New Notes can be converted under certain circumstances, including among others, (a) during any calendar quarter when the volume weighted average price per share of the Company’s common stock has been more than 150% of the conversion price for a specified period ending on the last trading day of the preceding calendar quarter, (b) during the five business days when the trading price per $1,000 principal amount of the New Notes for each day within a specified period was less than 98% of the product of the volume weighted average price of the common stock for each day in that period and the applicable conversion rate per $1,000 principal amount of the New Note, (c) if the Company distributes to its stockholders, rights or warrants entitling them to purchase common stock within a specified period at a price less than the closing price of the common stock on the date of issuance, (d) if the Company distributes to its stockholders, assets or securities of the Company, which distribution has a per share value exceeding 7.5% of the volume weighted average price of the common stock on the business day preceding the declaration date for such distribution, (e) in the event a change in control or cessation of trading of the Company’s stock occurs or is anticipated to occur or (f) at any time during the 60 day period prior to the maturity date. In addition, the Company has the ability to terminate the conversion feature of the New Notes in the event that the volume weighted average price per share of the Company’s common stock has been more than 150% of the conversion price for a specified period. If the Company exercises its right to terminate conversion, the holders of the New Notes may convert their notes within a specified period. The foregoing description of these conversion events is not necessarily complete and reference is made to the Indenture filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2006.

The Company recorded a discount of $6.1 million related to the New Notes since they were issued at a discount. This amount is being amortized to interest expense over the life of the New Notes, or sooner upon conversion. During the three and nine month periods ended August 4, 2007, the Company recorded related amortization of $0.4 million and $1.1 million, respectively.

Expenses of $3.4 million associated with the New Notes offering were capitalized upon issuance and are included in prepaid expenses and other current assets and in other assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the New Notes. Unamortized debt issuance costs associated with the New Notes were $2.8 million at August 4, 2007. Amortization of prepaid loan costs are classified as other income (expense), net on the unaudited condensed consolidated statements of operations. Amortization of prepaid loan costs was $0.2 million and $0.6 million for the three and nine month periods ended August 4, 2007, respectively.

9.	Goodwill and Other Intangible Assets

Goodwill

During the third quarter of fiscal 2007, the Company recorded goodwill related to pre-acquisition tax contingencies associated with Hypervision, Inc. in the amount of $2.7 million.

Other Intangible Assets

Other intangible assets subject to amortization were as follows (in thousands):

August 4, 2007	Cost	Accumulated Amortization	Net
Purchased technology	$128,441	$(70,900)	$57,541
Customer relations	21,202	(13,386)	7,816
Maintenance contracts	13,800	(8,740)	5,060
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,008	$(101,591)	$70,417

October 31, 2006	Cost	Accumulated Amortization	Net
Purchased technology	$128,481	$(60,977)	$67,504
Customer relations	21,202	(11,958)	9,244
Maintenance contracts	13,800	(6,670)	7,130
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,048	$(88,170)	$83,878

Amortization expenses for the other intangible assets were $4.5 million and $4.3 million for the third quarter of fiscal 2007 and 2006, respectively. Amortization expenses for the other intangible assets were $13.4 million and $12.7 million for the nine months ended August 4, 2007 and July 31, 2006, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Fiscal Year Ending	Amount
Remainder of fiscal 2007	$4,451
2008	15,856
2009	13,503
2010	10,038
2011	8,143
Thereafter	18,426

Total	$70,417

10.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share would be based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
Numerator:
Numerator for basic net income (loss) per share – net income (loss)	$10,338	$(461,366)	$6,873	$(479,643)
Effect of convertible subordinated notes interest expense and amortization of origination fees	290	—	—	—

Numerator for diluted net income (loss) per share – net income (loss)	$10,628	$(461,366)	$6,873	$(479,643)

Denominator:
Basic average shares outstanding	101,194	100,017	100,940	99,798
Effect of convertible subordinated notes	6,411	—	—	—
Effect of dilutive options	121	—	127	—

Denominator for diluted earnings per share	107,726	100,017	101,067	99,798

Basic net income (loss) per share	$0.10	$(4.61)	$0.07	$(4.81)

Diluted earnings (loss) per share	$0.10	$(4.61)	$0.07	$(4.81)

At August 4, 2007 and July 31, 2006, there were options to purchase 15,348,293 and 17,991,486 shares of common stock outstanding at a weighted average exercise price of $11.24 and $13.56, respectively, which were excluded from the diluted net loss per share calculation for the three and nine months ended August 4, 2007 and July 31, 2006 as their effect would be anti-dilutive in each respective period. There were 400,300 shares of restricted stock options which were excluded from the diluted earnings per share calculation for the three and nine month periods ended August 4, 2007, respectively, as their effect was anti-dilutive in each respective period.

With respect to the convertible subordinated notes issued in June 2003, there were 6,410,256 shares which were included in the three month period ended August 4, 2007 as their impact on earnings per share was dilutive but were excluded from the diluted earnings per share calculation for the nine month period ended August 4, 2007, as their effect was anti-dilutive. There were also 15,915,119 shares which were excluded from the diluted earnings per share calculation for the three and nine month periods ended July 31, 2007, as their effect was anti-dilutive in each respective period.

With respect to the convertible subordinated notes issued in December 2006, in accordance with EITF 90-19 “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion” and Statement of Financial Accounting Standard No. 128 “Earnings per Share”, there were no shares included in the diluted earnings per share calculation for the three and nine month periods ended August 4, 2007, respectively. The principal portion of the notes were excluded from the per share calculation as this portion of the obligation can only be settled in cash. There were no incremental shares under the as converted method as the initial conversion per share price of $8.25 exceeded the Company’s share price for the three and nine month periods ended August 4, 2007.

11.	Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations and cash flows.

In September 2006, FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 2, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial position, results of operations and cash flows.

12.	Sale-Leaseback

On February 28, 2007, the Company completed a sale-leaseback transaction involving our corporate headquarters located in Milpitas, California. The properties were sold to NRFC Milpitas Holdings, LLC (purchaser), an unrelated third party, for a total price of $30.0 million. Simultaneously, the Company agreed to lease the properties back from the purchaser for a period of 10 years, along with four, five-year renewal options upon expiration of the initial lease term. The initial lease commenced on February 28, 2007, and will expire on February 28, 2017. The annual rent for the first year of the lease is approximately $2.5 million and will increase 2% for each of the following nine years until the expiration of the initial lease term. As part of the lease agreement, the Company issued a letter of credit in the amount of $5,090,400, which is used as security on the lease. The letter of credit will expire no sooner than December 31, 2010 unless, including among other conditions, the Company retires the 1 1/2 % convertible subordinated notes (the Notes) due May 2008 and does not within six months thereafter issue any new debt or equity. Under the terms of the letter of credit, the purchaser will have the right to draw down the amount of the rental obligations in the event the Company defaults on the terms of the lease including making the monthly payments. The letter of credit is collateralized by restricted cash which is reflected in the other assets section of the unaudited condensed consolidated balance sheets.

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

13.	Contingencies and Guarantees

The Company leases some of its facilities and equipment under operating leases that expire periodically through 2017.

The future minimum lease payments at August 4, 2007, are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2007	$1,508	$22	$1,486
2008	5,198	54	5,144
2009	4,345	—	4,345
2010	3,482	—	3,482
2011	3,174	—	3,174
Thereafter	15,382	—	15,382

	$33,089	$76	$33,013

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At August 4, 2007, the Company had open and committed purchase orders totaling approximately $52.8 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at August 4, 2007, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$33,013	$1,486	$5,144	$4,345	$3,482	$3,174	$15,382
Convertible subordinated notes (2)	195,000	—	72,500	—	122,500	—	—
Interest on convertible subordinated notes	12,823	1,344	4,875	4,287	2,317	—	—
Open and non-cancelable purchase order commitments	52,830	23,959	27,995	699	163	14	—

Total contractual cash obligations	293,666	26,789	110,514	9,331	128,462	3,188	15,382

(1)	Approximately $0.1 million of this total has been accrued for as restructuring charges in the unaudited condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures.

The following table represents the activity in the warranty accrual for the nine months ended August 4, 2007 and July 31, 2006 (in thousands):

	Nine Months Ended
	August 4, 2007	July 31, 2006
Beginning balance	$13,514	$13,419
Accruals for warranties issued during the period	17,424	13,291
Adjustments of prior period accrual estimates	(117)	(150)
Warranty claims made during the period	(17,868)	(13,388)

Ending balance	$12,953	$13,172

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

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At August 4, 2007 and July 31, 2006, the Company had a balance of net unrealized gains (losses) of $22,000 and $(0.2) million, respectively, on available-for-sale investments. Additionally, at August 4, 2007 and July 31, 2006, the Company had a balance of $2.3 million and $2.1 million, respectively, of net foreign currency translation gains.

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 4, 2006	July 31, 2006	August 4, 2007	July 31, 2006
Net income (loss)	$10,338	$(461,366)	$6,873	$(479,643)

Unrealized gains (losses) on available-for sale securities	3	(6)	22	(230)
Currency translation adjustment	(54)	763	2,258	2,073

Other comprehensive (loss) income	(51)	757	2,280	1,843

Total comprehensive income (loss)	$10,287	$(460,609)	$9,153	$(477,800)

15.	Restructuring Charges

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

The following table illustrates the activity for the nine-month period ended August 4, 2007 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at October 31, 2006	Charges	Utilized	Adjustments	Balance at August 4, 2007
Severance	$(5,029)	$—	$4,158	$(1,039)	$(1,910)
Operating leases	(5,554)	—	3,146	30	(2,378)

Total	$(10,583)	$—	$7,304	$(1,009)	$(4,288)

Estimated timing of future payouts:
Remainder of fiscal 2007					1,870
Fiscal 2008					1,169
Fiscal 2009					1,249

Total					$4,288

For the three and nine months ended August 4, 2007, the Company recorded restructuring charges of approximately $0.0 million and $1.0 million, respectively, as restructuring charges in operating expenses related to headcount reductions and facilities. For the three and nine months ended July 31, 2006, the Company recorded restructuring charges of approximately $1.8 million and $3.2 million, respectively, as operating expenses related to headcount reductions, facilities, fixed assets write-off and other liabilities related to the discontinuation of the memory products.

16.	Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan for the three and nine months ended August 4, 2007 was approximately $0.4 million and $1.4 million, respectively. The Company’s contribution to this plan for the three and nine months ended July 31, 2006 was approximately $0.4 million and $1.6 million, respectively.

Outside of the United States, the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At August 4, 2007, the pension liability was $0.6 million. The expenses associated with these plans were not material for the nine months ended August 4, 2007 and July 31, 2006.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $1.8 million at August 4, 2007 are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s net sales by product line consisted of:

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
SoC	48%	30%	46%	33%
Analog Mixed Signal	23	36	24	32
Memory	—	3	1	2
Diagnostics and Characterization	9	5	7	8
Service and Other	20	26	22	25

Total	100%	100%	100%	100%

Most of the Company’s products are manufactured in the United States. Export sales from the United States are primarily denominated in United States dollars, but are occasionally denominated in Japanese Yen or Euros. The automotive products are manufactured in Germany and these sales are denominated in United States dollars, Japanese Yen or Euros. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. Sales by the Company to customers in different geographic areas, expressed as a percentage of net sales, for the periods ended were:

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
North America	38%	26%	28%	32%
Singapore	9	16	20	19
Taiwan	19	15	14	12
Southeast Asia	7	13	8	10
Japan & rest of Asia Pacific	8	11	9	11
Germany	12	10	14	6
Europe & Middle East	7	9	7	10

Total	100%	100%	100%	100%

For the three months ended August 4, 2007, two customers accounted for 26% and 17% of the Company’s net sales. For the nine months ended August 4, 2007, two customers accounted for 32% and 15% of the Company’s net sales. For the three months ended July 31, 2006, three customers accounted for 17%, 13% and 11% of the Company’s net sales. For the nine months ended July 31, 2006, two customers accounted for 20% and 14% of the Company’s net sales.

As of August 4, 2007, three customers accounted for 28%, 21%, and 18% of the Company’s gross accounts receivable. As of October 31, 2006, two customers accounted for 36% and 10% of the Company’s gross receivables, respectively.

As of August 4, 2007 and October 31, 2006, the majority of the Company’s long-lived assets were attributable to its United States operations.

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding our revenue recognition practices regarding new enhancements, systems and products; the impact of the adoption of certain accounting pronouncements on the Company’s financial position, results of operations and cash flow; our belief that our sales, gross margins and operating results will fluctuate significantly in the future; our belief that our embedded software is incidental to our products; our belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; estimated future restructuring payments; our anticipation that net sales will be approximately $101.0 million to $105.0 million for the fourth quarter of fiscal year 2007; our belief that our gross margin percentage will be approximately 49% in the fourth quarter of fiscal year 2007; our anticipation that R&D expenses will be slightly lower in the fourth quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2007; our expectation that SG&A expenses will be slightly lower in the fourth quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2007; our expectation that we will maintain a full valuation allowance on United States deferred assets until we can sustain an appropriate level of profitability; our expectation that we will not recognize any significant tax benefits in our results of operations; domestic tax benefits; our belief that investments in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry may experience downturns; our belief that our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; that we will continue to assess the need to use derivatives in the future; our expectation that a 10% change in interest rate will not have any material effect on our interest expense; our belief that our net sales and operating results will continue to fluctuate; our intention to introduce new products and product enhancements; our belief that our gross margins on systems sales will continue to vary significantly; our expectation that our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and results of operations in the future; our expectation that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future; our intent to outsource in the future and our expectation that we will achieve operational flexibility and costs savings as a result of outsourcing; our belief that significant portions of our new orders are dependent upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; our belief that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us; our belief that order cancellations and customer-requested shipment delays will occur in the future; our belief that in the future some of our customers may place orders with us for more systems than they will ultimately require, or they will order a more rapid delivery than they will ultimately require; our belief that we may continue to incur substantial unanticipated costs to increase feature sets in our systems; our belief that we may continue to suffer reduced orders, higher manufacturing costs, delay in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects; our belief that the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital, mixed signal and non-volatile memory testers is of critical importance to our future financial results; our success in developing new and enhanced systems and new features to our existing systems being dependent upon a variety of factors; our intent to continue to devote significant resources to the development, enhancement, production and commercialization of new products and technologies; our intent to continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production; our belief that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor and subsequent generations of products; our belief that the ATE industry in total has not been profitable for the last three years; our belief that we will continue to face significant additional competition from larger competitors that may offer product lines and services more complete than ours; our belief that to be competitive, we must expend significant financial resources to invest in new product development and enhancements and to maintain customer service and support centers worldwide; the repatriation of our cash from our foreign subsidiaries to the United States and the incurrence of additional income taxes from repatriation; our anticipation that international sales will continue to account for a significant portion of our total net sales in the foreseeable future and will be subject to certain risks; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our expectation to continue to receive notice of patent infringement claims in the future; our expectation that we will incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act; our expectation that the law, rules and regulations relating to corporate governance will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices and make it more difficult and more expensive for us to obtain director and officer liability insurance; our belief that our ability to compete in the Automatic Test Equipment market depends upon our ability to successfully develop and introduce new products and enhancements with enhanced features on a timely and cost-effective basis, including products under development internally as well as products obtained in acquisition; sales levels in Taiwan; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; the highly competitive nature of the ATE industry which is subject to rapid technological change; our expectation regarding the recognition of stock-based compensation expense; our belief that collectibility is reasonably assured in connection with certain advance shipments of systems; our expectation that the sale of our corporate headquarters will not be recorded until the letter of credit expires or is otherwise terminated; that in the opinion of management, none of the claims arising in the ordinary course of business will have a material adverse effect on our business, financial condition or results of operations; that we continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition; that we do not anticipate paying any cash dividends in the foreseeable future; that the risks detailed will likely be present in all periods reported; certain beliefs regarding the effect of management on our future operating results; that our business, financial condition or results of operations will continue to be materially adversely affected by continuing competitive pressure and continued intense price-based competition.

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

Major business developments during the nine months ended August 4, 2007 and through the date of this Form 10-Q included:

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

•

During the third quarter of fiscal 2007, we launched the industry’s most cost-effective, highest-performing solution for testing microprocessor, gaming, and graphics devices used in emerging high-speed computing and consumer applications. The Sapphire D-6432DFT instrument is the first integrated test solution for high-speed serial buses to combine at-speed loopback testing with jitter measurement and injection — along with scan/functional tests and DC parametrics — all in a single insertion. The D-6432DFT delivers four times greater density than comparative offerings, presenting manufacturers with a breakthrough design-for-test (DFT) methodology that dramatically lowers overall cost and time-to-market of high-speed semiconductor devices.

•

In the third quarter of fiscal 2007, we achieved our revenue plan for the quarter of $123.5 million and significantly exceeded our gross margin by improving it to 51% and achieved profitability of $10.3 million.

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

Revenue Recognition:

Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Systems and upgrades revenue are recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature products. Systems and upgrades are classified as mature after several different customers have accepted similar systems or one customer accepted three of the same system. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. For some customers in certain countries where collection may be an issue, we may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS No. 13), which requires that a lessor accounts for each lease by either the direct financing, sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

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

Inventory Valuation and Residual Values Related to Leased Products:

We evaluate our inventory levels and valuations based on our estimates and forecasts of the next cyclical period in our industry. These forecasts require us to estimate our ability to sell current and future products in the next cyclical industry period and compare those estimates with our current inventory levels. If these forecasts or estimates change, or our product initiatives change, then we would need to adjust our assessment of the inventory valuations. Once inventories are written down, we carry that inventory at its reduced value until it is scrapped or otherwise disposed of.

We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. For the four year period ended October 31, 2006 and nine month period ended August 4, 2007, we recorded a total of $145.6 million in write down of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both arisen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

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

Our net deferred tax asset balance as of August 4, 2007 was $0.4 million which relates to our foreign subsidiaries that are currently generating taxable income. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

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

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the unaudited condensed consolidated financial statements. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123(R) utilizing the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See Note 5 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions discussed in Note 5, “Stock-Based Compensation,” of the Notes to the unaudited condensed consolidated financial statements. We estimate the expected term of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC SAB No. 107. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before November 1, 2005, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after November 1, 2005, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

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

RESULTS OF OPERATIONS

The following table sets forth items from the condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold – on net sales	48.7	77.6	53.2	65.2

Gross margin	51.3	22.4	46.8	34.8
Operating expenses
Research and development	15.1	19.7	16.6	19.4
Selling, general and administrative	21.9	26.8	22.5	24.5
Restructuring charges	—	1.6	0.3	0.9
Reduction of goodwill	—	370.3	—	115.7
Amortization of purchased intangibles	3.6	3.8	3.7	3.5

Total operating expenses	40.6	422.2	43.1	164.0

Operating income (loss)	10.7	(399.9)	3.7	(129.2)

Net income (loss)	8.4%	(403.0)%	1.9%	(131.0)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, engineering consulting, customized services and lease income. Net sales were $123.5 million for the three months ended August 4, 2007 representing an increase of 8% from net sales of $114.5 million during the three months ended July 31, 2006. Net sales decreased $2.8 million, or 1%, to $363.5 million for the nine months ended August 4, 2007 from $366.2 million for the nine months ended July 31, 2006. The increase in net sales for the three months ended August 4, 2007 as compared to July 31, 2006 was due primarily to increased demand of our SoC products. The decrease in net sales for the nine months of fiscal 2007 as compared to fiscal 2006 was due to declines in our analog mixed signal product and our service business.

Our net sales by product line for the three and nine months ended August 4, 2007 and July 31, 2006:

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
SoC	48%	30%	46%	33%
Analog Mixed Signal	23	36	24	32
Memory	—	3	1	2
Diagnostics and Characterization	9	5	7	8
Service and Other	20	26	22	25

Total	100%	100%	100%	100%

For the three months ended August 4, 2007, net sales of our SoC and diagnostics and characterization products increased 85% to $71.1 million from $38.5 million during the three months ended July 31, 2006. Our analog mixed signal, memory and service and other net sales for the three months ended August 4, 2007 decreased 31% to $52.5 million from $76.0 million during the three months ended July 31, 2006.

For the nine months ended August 4, 2007, net sales from our SoC increased to $169.1 million representing an increase of 44% from $117.4 million from the same period of fiscal 2006. The increase in net sales was offset by a 22% decrease in net sales of analog mixed signal, diagnostics and characterization, memory and service and other from $248.8 million during the nine months ended July 31, 2006 to $194.3 million during the same period of fiscal 2007.

We anticipate net sales in the fourth quarter of fiscal year 2007 will be in the range of $101.0 million to $105.0 million. Net sales levels will be affected by the economic climate as well as other risks and factors described under the section titled “Risk Factors” herein.

Our net sales by region for the three and nine months ended August 4, 2007 and July 31, 2006:

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 31, 2006	August 4, 2007	July 31, 2006
North America	38%	26%	28%	32%
Singapore	9	16	20	19
Taiwan	19	15	14	12
Southeast Asia	7	13	8	10
Japan & rest of Asia Pacific	8	11	9	11
Germany	12	10	14	6
Europe & Middle East	7	9	7	10

Total	100%	100%	100%	100%

International net sales accounted for approximately 62% and 74% of total net sales in the three months ended August 4, 2007 and July 31, 2006, respectively. International net sales accounted for approximately 72% and 68% of total net sales for the nine months ended August 4, 2007 and July 31, 2006, respectively. Our net sales to the Asia Pacific region accounted for approximately 43% and 55% of total net sales in the three months ended August 4, 2007 and July 31, 2006, respectively, as well as 51% and 52% for the nine months ended August 4, 2007 and July 31, 2006, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile and, in some Asian regions, there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect future demand for our products.

Gross Margin

Our gross margin as a percentage of net sales was 51% and 22% during the three months ended August 4, 2007 and July 31, 2006, respectively. The increase in gross margins was primarily due to a more favorable product mix, improved manufacturing efficiencies and overall lower costs along with no significant inventory write-downs as experienced in the three months ended July 31, 2006. Gross margin for the three months ended August 4, 2007 and July 31, 2006 included $0.1 million and $0.3 million of stock-based compensation expense on our costs of sales related to employee stock options and employee stock purchases under SFAS 123(R), respectively. In addition, our gross margin benefited by approximately $0.8 million or 1.2% and $0.5 million or 2.2% from the sale of fully reserved inventory during the three months ended August 4, 2007 and July 31, 2006, respectively.

For nine months ended August 4, 2007 and July 31, 2006, our gross margin was 47% and 35%, respectively. The increase in gross margins was primarily due to a more favorable product mix, improved manufacturing efficiencies and overall lower costs along with no significant inventory write-downs as experienced in the nine months ended July 31, 2006. Gross margin for the nine months ended August 4, 2007 and July 31, 2006 included $0.3 million and $0.5 million of stock-based compensation expense on our costs of sales related to employee stock options and employee stock purchases under SFAS 123(R), respectively. In addition, our gross margin benefited by approximately $2.2 million or 1.3% and $1.0 million or 0.9% from the sale of fully reserved inventory during the nine months ended August 4, 2007 and July 31, 2006, respectively. We believe our gross margin percentage in the fourth quarter of fiscal year 2007 will be approximately 49%.

Research and Development

Research and development, or R&D, expenses were $18.7 million during the three months ended August 4, 2007, representing a decrease of 17% from $22.6 million during the three months ended July 31, 2006. The decrease in expenses during the three months ended August 4, 2007 resulted primarily from reduced salary and fringe benefits of approximately $2.6 million, decreased consulting expenses of approximately $1.0 million and a decrease in depreciation expenses of $0.2 million.

R&D expenses were $60.2 million and $70.8 million for the nine months ended August 4, 2007 and July 31, 2006, respectively. The decrease in expenses in the three months ended August 4, 2007 resulted primarily from reduced salary and fringe benefits of approximately $7.0 million, a decrease in temporary labor expenses of approximately $0.9 million, a decrease in maintenance contracts of approximately $0.9 million and a decrease in consulting and outside service expenses of approximately $1.7 million.

As a percentage of net sales, R&D expenses were 15.1% and 19.7% in the three months ended August 4, 2007 and July 31, 2006, respectively; as well as 16.6% and 19.3% in the nine months ended August 4, 2007 and July 31, 2006, respectively. We anticipate that R&D expenses will be slightly lower in the fourth quarter of fiscal year 2007 as compared to third quarter of fiscal 2007.

Selling, General and Administrative

Selling, general, and administrative, or SG&A, expenses were $27.0 million and $30.8 million in the three months ended August 4, 2007 and July 31, 2006, respectively. The decrease was primarily due to decreased salary and fringe benefits of approximately $0.9 million, a decrease in recruiting and relocation expenses of approximately $0.4 million, a decrease in temporary labor expenses of approximately $0.6 million, a decrease in travel and entertainment expenses of approximately $0.7 million, a decrease in depreciation expenses of approximately $0.3 million, a decrease in consignment expenses of approximately $1.1 million, a decrease in facilities and postage expenses of approximately $0.3 million, a decrease in telecommunication expenses of approximately $0.2 million and a decrease in stock-based compensation of approximately of $0.3 million. The decreases were offset by an increase in commission expenses of approximately $1.1 million, an increase in legal and audit fees of approximately of $0.4 million and an increase in marketing expenses of approximately $0.4 million.

SG&A expenses were $82.0 and $89.9 million in the nine months ended August 4, 2007 and July 31, 2006, respectively. The decrease was primarily due to a decrease in consignment expenses of approximately $2.9 million, a decrease in travel and entertainment expenses of approximately $1.4 million, a decrease in depreciation expenses of approximately $1.5 million, a decrease in outside services expenses of approximately $1.2 million, a decrease in salary and fringe benefits expenses of approximately $1.0 million, a decrease in telecommunication expenses of approximately $0.7 million, a decrease in temporary labor expenses of approximately $0.4 million, a decrease in office supplies and postage expenses of approximately $0.4 million and a decrease in trade and turnkey accounts receivable bad debt expenses of approximately $0.4 million. These decreases were partially offset by an increase in consulting expenses of approximately $2.1 million, an increase in recruiting and relocation expenses of approximately $0.9 million, an increase in legal fees of approximately of $0.8 million and an increase in stock-based compensation expenses of approximately $0.3 million.

As a percentage of net sales, SG&A expenses were 21.9% and 26.8% in the three months ended August 4, 2007 and July 31, 2006, respectively; as well as 22.6% and 24.5% in the nine months ended August 4, 2007 and July 31, 2006, respectively. We anticipate that SG&A expenses will be slightly lower in the fourth quarter of fiscal year 2007 compared to third quarter of fiscal 2007.

Amortization of Purchased Intangibles

Amortization of purchased intangible assets expenses was $4.5 million and $4.3 million in the three months ended August 4, 2007 and July 31, 2006, respectively. For the nine months ended August 4, 2007 and July 31, 2006, amortization of purchased intangible assets expenses were $13.4 million and $12.7 million, respectively. The increase in amortization of purchased intangible assets in the three and nine month periods ended August 4, 2007 was due primarily to purchased intangible assets resulting from our Hypervision, Inc. acquisition in the third quarter of fiscal year 2006.

Reduction of Goodwill

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

The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess in the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.

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

Based on a combination of factors identified during the third quarter of fiscal 2006, particularly (1) our changed current and projected operating results reflecting lower demand from major customers and (2) our then current market capitalization which was less than our book value for the preceding 10 weeks, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We concluded based on our estimated forecasted discounted cash flows as well as our market capitalization that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impairment charges of $423.9 million were necessary in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

We have performed the first step of the interim SFAS 142 analysis, consisting of a comparison of the fair value of the reporting unit with our carrying amount, including the goodwill. The fair value of the reporting units was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, we assumed a forecasted cash flow period of 5 years, long-term annual growth rates of 9% to 17%, a discount rate of 20% and terminal value growth rates of 5%. We also considered our total market capitalization as of July 31, 2006, and our average market capitalization for the quarter in order to assess volatility of our market capitalization on that day. Based on the first step of the analysis, we determined that the carrying amount of the reporting unit was in excess of its fair value. As such, we were required to perform the second step of the analysis on the reporting unit that has failed the first step test to determine the amount of the impairment loss. The second step of the analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of the Company to the Company’s tangible and intangible assets (other than goodwill). Based on the second step of the analysis, we concluded that all of our recorded goodwill ($423.9 million) was impaired and as such recorded a noncash charge to continuing operations during the third quarter of fiscal 2006.

Restructuring Charges

During the three months ended August 4, 2007 and July 31, 2006, we recorded restructuring charges of approximately ($9,000) and $1.8 million, respectively. Restructuring charges were $1.0 million and $3.2 million during the nine months ended August 4, 2007 and July 31, 2006, respectively. The restructuring charges for the three and nine months ended August 4, 2007 were from changes to the original estimates. The restructuring charges for the three and nine months ended July 31, 2006 were for severance expenses related to headcount reduction, facilities, fixed assets write-off and other liabilities related to the discontinuance of the memory product.

Interest Income

We generated interest income of $2.1 million and $1.0 million in the three months ended August 4, 2007 and July 31, 2006, respectively. For the nine months ended August 4, 2007 and July 31, 2006, interest income was $5.2 million and $2.8 million, respectively. The increase in the three and nine months ended August 4, 2007, was primarily due to higher average cash balances and higher interest rates compared to the same period of prior year.

Interest Expense

Interest expenses were $2.5 million and $0.7 million for the three months ended August 4, 2007 and July 31, 2006, respectively. For the nine months ended August 4, 2007 and July 31, 2006, interest expenses were $6.0 million and $2.1 million, respectively. The increase in interest expense was primarily due to interest on our 3.5% New Notes with a principal aggregate amount of $122.5 million as well as interest on the note payable that resulted from the lease buyout in July of fiscal year 2006. In addition, the increase is related to rent paid on the Milpitas facilities which was accounted for using the financing method under Statement of Financial Accounting Standard No. 98 “Accounting for Leases.”

Other Expense

Other expenses were $0.8 million and $1.8 million for the three months ended August 4, 2007 and July 31, 2006, respectively. Other expenses were $0.2 million and $2.7 million for the nine months ended August 4, 2007 and July 31, 2006, respectively. The change to other expenses for the three months ended August 4, 2007 from other net expenses for the three months ended July 31, 2006 was primarily due to the write off of impaired equity investment of $0.9 million in the three months ended July 31, 2006 and higher loss on disposal of fixed assets of $0.3 million in the three months ended August 4, 2007 offset with a favorable foreign exchange rate of $0.3 million. The net change to other expense for the nine months ended August 4, 2007 from other net expenses for the nine months ended July 31, 2006 was primarily due to $3.0 million gain in the convertible notes exchange, offset by a loss on the sale of our Oregon real property of $1.0 million and the loss on a fixed assets disposal of $0.7 million.

Income Taxes

We recorded an income tax provision of $1.6 million and $2.1 million for the three months ended August 4, 2007 and July 31, 2006, respectively. The income tax provision was $5.6 million and $4.8 million for the nine months ended August 4, 2007 and July 31, 2006, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated in foreign jurisdictions. In addition, for the three and nine months ended August 4, 2007, the income tax provision included $0.8 million pre-acquisition tax contingencies associated with Hypervision, Inc.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a stock-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters and expiring ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new and treasury shares. As of August 4, 2007, we had approximately 3.1 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

On November 1, 2005, we adopted the provision of SFAS 123(R) for our share-based compensation plans. We elected to use the modified prospective transition method as permitted by SFAS 123(R), and therefore, have not restated our financial results for prior periods. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to November 1, 2005 is recognized using the straight-line single-option approach.

At August 4, 2007, there was $12.5 million of unrecognized stock-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 3.0 years. At August 4, 2007, there was $0.1 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a one month period.

See Note 5 “Stock-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended August 4, 2007, net cash provided by operating activities was $18.5 million. The increase in net cash provided by operating activities for the nine months ended August 4, 2007 reflected a net income of $6.9 million, depreciation and amortization of $37.7 million, non-cash charges related to provision for inventory write-downs of $0.8 million, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $4.1 million, the write-off of a long-term intellectual property asset of $0.7 million, and the loss on the sale of the Oregon real property and loss on disposal of fixed assets of $1.9 million. The increase in operating activities was offset by a decrease in working capital of $30.3 million and a gain on convertible notes exchanged of $3.0 million.

Investing activities used net cash of $68.3 million for the nine months ended August 4, 2007, primarily attributable to net cash used of $72.1 million to purchase available-for-sale securities and $5.5 million to purchase property and equipment to support our business, partially offset by maturities of available-for-sale securities of $6.6 million and attributable to proceeds from the sale of the Oregon real property of $2.7 million.

Financing activities provided net cash of $73.7 million in the nine months ended August 4, 2007. Net cash provided by financing activities primarily reflected $0.9 million received for the issuance of common stock relating to our employee equity plans, $44.1 million of proceeds resulting from the issuance of convertible notes and $30.0 million of proceeds resulting from the sale-leaseback transaction.

On February 28, 2007, we completed a sale-leaseback transaction involving our corporate headquarters located in Milpitas, California. The properties were sold to NRFC Milpitas Holdings, LLC (purchaser) for a total price of $30.0 million. Simultaneously, we agreed to lease the properties back from the purchaser for a period of 10 years, along with four, five-year renewal options upon expiration of the initial lease term. The lease was to commence on February 28, 2007 and will expire on February 28, 2017. The annual rent for the first year of the lease is approximately $2.5 million and will increase 2% for each of the following nine years until the expiration of the lease term. As part of the lease agreement, we issued a letter of credit in the amount of $5,090,400, which is used as security on the lease. The letter of credit will expire no sooner than December 31, 2010 unless, including among other conditions, the Company retires the 1 1/2% convertible subordinated notes (the Notes) due May 2008 and does not within six months thereafter issue any new debt or equity . Under the terms of the letter of credit, the purchaser will have the right to draw down the amount of the rental obligations in the event we default on making the monthly payments. The letter of credit is collateralized by restricted cash.

In August 2006, we implemented a plan to repatriate cash from certain of our foreign subsidiaries. In the first quarter of fiscal 2007, we repatriated approximately $7.1 million in unremitted foreign earnings.

On December 20, 2006, we completed the exchange of an aggregate principal amount of $72.5 million of our 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes (the New Notes) due in May 2010, as well as the issuance of additional New Notes with an aggregate principal amount of $50.0 million in a private placement. The New Notes are unsecured obligations and are subordinated to all our present and future senior indebtedness. Interest is payable semiannually on May 15 and November 15, commencing May 15, 2007. The New Notes contain net share settlement provisions that require us, upon conversion of the New Notes, to pay holders in cash up to the principal amount of the converted New Notes. Any amount in excess of the converted principal will be settled in shares of our common stock, or at our option, cash. See Note 8 “Convertible Subordinated Notes” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

As of August 4, 2007, we had working capital of $188.7 million, including cash and short-term investments of $190.9 million, and accounts receivable and inventories totaling $175.7 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment we manufacture and market. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with the ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire through 2017. The approximate future minimum lease payments at August 4, 2007 are as follows (in thousands):

	Committed Gross Lease Payments	Leases Written Off in Restructuring Charges	Net Estimated Future Lease Expense
Remainder of fiscal 2007	$1,508	$22	$1,486
2008	5,198	54	5,144
2009	4,345	—	4,345
2010	3,482	—	3,482
2011	3,174	—	3,174
Thereafter	15,382	—	15,382

	$33,089	$76	$33,013

The following summarizes our minimum contractual cash obligations and other commitments at August 4, 2007, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
Contractual Obligations:
Facilities and equipment operating leases (1)	$33,013	$1,486	$5,144	$4,345	$3,482	$3,174	$15,382
Convertible subordinated notes (2)	195,000	—	72,500	—	122,500	—	—
Interest on convertible subordinated notes	12,823	1,344	4,875	4,287	2,317	—	—
Open and non-cancelable purchase order commitments	52,830	23,959	27,995	699	163	14	—

Total contractual cash obligations	293,666	26,789	110,514	9,331	128,462	3,188	15,382

(1)	Approximately $0.1 million of this total has been accrued for as restructuring charges in the condensed consolidated balance sheets as accrued expenses and other liabilities.
(2)	This amount is recorded in the condensed consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to us holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At August 4, 2007, we had open and committed non-cancelable purchase orders totaling approximately $52.8 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at August 4, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

As of August 4, 2007, our principal sources of liquidity consisted of approximately $118.1 million of cash and cash equivalents and short-term investments of $72.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation on our financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective as of the beginning of the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our financial position, results of operations and cash flows.

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

	Balance October 31, 2006	Balance August 4, 2007	2007	2008	2009
Cash and cash equivalents
Amounts	$95,635	$118,056	$118,056	—	—
Average rate	3.62%	4.24%	4.24%	—	—
Short term investments
Amounts	$7,177	$72,816	$25,006	$45,810	$2,000
Average rate	5.04%	5.35%	5.00%	4.88%	5.38%

Total investment	$102,812	$190,872	$143,063	$45,810	$2,000
Average rate	3.72%	4.66%	4.37%	4.88%	5.38%
Equity instruments	$391	—	—	—	—

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

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in United States dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. For the three months ended August 4, 2007 and July 31, 2006, foreign currency losses were approximately $0.1 million and $0.1 million, respectively. Foreign currency losses were approximately $1.0 million loss and $0.6 million for the nine months ended August 4, 2007 and July 31, 2006, respectively. They are included in other income (expense), net on the condensed consolidated statements of operations.

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

Item 1A. Risk Factors.

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the semiconductor industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. There are no material changes to risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 filed with the SEC.

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

Over time, we have expanded our base of customers; however, a large portion of our net sales are generated from a small number of key customers. In particular, two customers, Advanced Micro Devices, Inc. and Intel Corporation accounted for 32% and 15% of our net sales for nine months ended August 4, 2007. Our top ten customers accounted for 75%, 65% and 66% of our net sales for nine months ended August 4, 2007, fiscal years 2006 and 2005, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall. In addition, as a result of the concentration of our business with a small number of key customers, delays in spending by one or more of those customers also may harm our business and operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, or Firm, is required to attest to whether our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of October 31, 2006 and 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

We have experienced turnover in various areas of the business, including our finance and operations groups. As a result, during the prior periods quarter-end financial statement close process, we identified certain sub-processes that due to certain deficiencies required us to record the adjustments necessary for the fair presentation of our financial statements as well as develop and document more robust processes to reduce the possibility of error. Those sub-processes included the review of income tax provision calculations, distributor commission computation and the thoroughness of accrual documentation for certain liabilities. Although we have implemented a review of these sub-processes and are implementing changes to remediate the identified deficiencies, and although we have implemented various processes to review, assess and maintain the effectiveness of our internal controls, there can be no assurance that similar or additional deficiencies will not be identified in the future. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Our executive officers and certain key personnel are critical to our business.

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our chief executive officer, Lavi A. Lev, and chief financial officer, Joy Leo, recently joined us and have limited experience in our business. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

We have substantial indebtedness and if we need additional financing, it could be difficult to obtain.

As of August 4, 2007, we had $72.5 million principal amount of 1.5% Convertible Subordinated Notes, or 1.5% Notes, due in May 2008 and $122.5 million principal amount of 3.50% Convertible Senior Subordinated Notes, due 2010 (the New Notes). The New Notes contain net share settlement provisions which require that, upon conversion of the New Notes, we will pay holders in cash up to the principal amount of the converted New Notes. Any amounts in excess of this converted amount will be settled in shares of our common stock or, at our option, cash. The initial conversion price is $8.25.

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

We expect that our existing cash and short-term investments will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the next 12 months. In the event we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future business opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

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

We operate in a volatile industry—indicators of other long-lived assets impairment under Statement of Financial Accounting Standard No. 142 and 144 may be present from time-to-time.

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

Based on a combination of factors that came into existence and were identified during the third quarter of fiscal year 2006, particularly (1) our changed current and projected operating results reflecting lower demand from major customers and (2) our current market capitalization which was significantly less than our book value for the preceding 10 weeks prior to the end of the third quarter, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined, based on our estimates of forecasted discounted cash flows and our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill impaired and charges of $423.9 million were recorded in the third quarter of fiscal year 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

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

For example, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Credence. The FASB issued changes to U. S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on November 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $1.2 million and $4.1 million for the three months and nine months ended August 4, 2007, respectively. For fiscal year 2006, $3.3 million of expenses associated with stock options negatively impacted our reported earnings.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 14%, 13% and 14% of our net sales in the nine months ended August 4, 2007 and fiscal years ended October 31, 2006 and 2005, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

International sales accounted for approximately 72%, 69% and 69% of our total net sales in the nine months ended August 4, 2007 and fiscal years ended October 31, 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 52%, 51% and 47% of our total net sales for the nine months ended August 4, 2007 and fiscal years ended October 31, 2006 and 2005, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. Countries in the Asia-Pacific region, including Korea and Japan, have experienced weaknesses in their currency, banking and equity markets in the recent past. These weaknesses could continue to adversely affect demand for our products, the availability and supply of our product components and our consolidated results of operations.

No single end-user customer headquartered in Asia accounted for more than 10% of our net sales during the nine months ended August 4, 2007 and fiscal years ended October 31, 2006 and 2005. No single end-user customer headquartered in Europe accounted for more than 10% of our net sales during the nine months ended August 4, 2007 and fiscal years ended October 31, 2006 and 2005. Two customers headquartered in the United States, Advanced Micro Devices, Inc. and Intel Corporation accounted for 32% and 15% of our net sales in the nine months ended August 4, 2007, respectively. Advanced Micro Devices, Inc. and Intel Corporation accounted for 23% and 15% of our net sales fiscal years ended October 31, 2006, respectively. Advanced Micro Devices, Inc. and Intel Corporation accounted for 14% and 25% of our net sales fiscal year ended October 31, 2005, respectively.

In addition, one of our major distributors, Spirox Corporation, which accounted for 14%, 13% and 14% of our net sales in the nine months ended August 4, 2007 and fiscal years ended October 31, 2006 and 2005, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

CREDENCE SYSTEMS CORPORATION
(Registrant)

September 18, 2007 Date	/s/ JOY E. LEO
Joy E. Leo
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

10.1(3)	Lease dated February 27, 2007 between NRFC Milpitas Holdings, LLC and the Company.

10.2(4)	Executive Employment Agreement, dated and effective as of March 13, 2007, by and between the Company and Lavi A. Lev.

10.3(5)	Executive Employment Agreement, dated and effective as of April 13, 2007, by and between the Company and Joy E. Leo.

10.4(6)	Notice of Stock Option Award and Stock Option Agreement dated April 16, 2007 between the Company and Joy E. Leo.

10.5(6)	Notice of Stock Option Award and Stock Option Agreement dated April 16, 2007 between the Company and Pat Brady.

10.6(6)	Amended and Restated Executive Employment Agreement, amended and restated June 5, 2007, between the Company and John C. Batty.

10.7	Executive Employment Agreement, dated and effective as of August 10, 2007, by and between the Company and Amir Aghdaei.

10.8	2005 Non-Employee Director Option Program Revised and Restated as of August 28, 2007.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(3)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 3, 2007.
(4)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 3, 2007.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on April 17, 2007.
(6)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007.