Form 10-K
period 2007-11-03
CREDENCE SYSTEMS CORP
filed 2008-01-17
CIK 893162

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2007
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 4, 2007 was approximately $182,982,514 (based upon the closing price for shares of the Registrant's common stock as reported by the NASDAQ Global Market as of that date of $3.60). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          On December 31, 2007, approximately 101,753,383 shares of the Registrant's common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on March 18, 2008 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be a part of this report.

FORM 10-K

TABLE OF CONTENTS

PART I

        This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "believes," "may," "will," "expects," "plans," "anticipates," "goals," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Forward-looking statements include statements regarding our objective to be the leading supplier of semiconductor test and diagnostic solutions; the increasing importance of assembly and test service companies in the ATE market; our intention to prioritize our research and development activities in the Diamond and ASL platforms to accelerate their deployment; our intention to focus Sapphire platform development on the high-end consumer semiconductor markets; our intention to double our sales and support headcount in Asia and our expectation that this will better serve the unique needs of this base; our intention to divest or reduce our commitment to businesses and products that are unrelated to our consumer semiconductor market focus; our intention to scale down our service infrastructure and align with a self-service model; our intention to increase our services resources in Asia; our intention to continue outsourced manufacturing activities; our estimate of headcount reductions resulting from the restructuring activities; our dependence upon the success of our major customers; our dependence on obtaining orders from new and current customers and the general global economy; international business continuing to account for a significant portion of our net sales; our belief that order cancellations and customer-requested shipment delays will occur in the future; our development of long-term relationships with major customers; our focus on increased cycle time, accuracy and pin counts of our tester products and co-development of technology between our product groups; our continued efforts to provide solutions that allow a more rapid, cost-effective development of ATE test programs; our dedication to continue to invest significant resources in the development of new products and enhancements; the possibility that litigation may be necessary to enforce our patents and other intellectual property rights; our manufacturing objective to produce engineering validation test systems and ATE that conform to our customers' requirements at the lowest commercially practical manufacturing cost; management of our inventory through agreements with both suppliers and subcontractors; our belief that we compete favorably with respect to throughput, tools for reducing customer product time-to-market, product performance and total cost of ownership; our future results being dependent on attracting and retaining highly skilled workers; our dependence on continued significant expenditures related to new products, capital equipment purchases and worldwide training and customer service and support; our belief that our net sales and operating results will continue to fluctuate; our intention to introduce new products and product enhancements; our belief that our gross margins on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers will harm our business and operating results; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our existing cash and short-term investments being sufficient to meet our cash requirements for the foreseeable future; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; significant portions of our new orders being dependent upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; our dependence upon obtaining orders for systems to be shipped in the same quarter in which the order is received; the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital and mixed signal memory testers being of critical importance to our future financial results; investment of significant resources in the development and completion of new products and product enhancements and to maintain customer service and support centers worldwide;

investment of significant resources in property and equipment, purchased and leased facilities, inventory and other costs; the possibility that we may repatriate additional cash from our foreign subsidiaries; our ability to maintain or increase sales levels in Taiwan; our anticipation that international sales will continue to account for a significant portion of our total net sales; our expectation that we will continue to receive notice of third party claims for infringement and that litigation expenses with respect to those claims may continue to be an expensive and time consuming process for us; our dependence on the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; our existing properties, including both owned and leased sites, being in good condition and adequate to meet our current and foreseeable future requirements; our belief that our tax positions are consistent with the tax positions in the jurisdictions in which we conduct business; our belief that none of the claims brought in the ordinary course of business will have a materially adverse impact on our business, financial condition or results of operation; our anticipation that net sales will be $58.0 million to $62.0 million in the first quarter of fiscal year 2008; our anticipation that restructuring charges will be $15.5 to $17.0 million in the first quarter of fiscal 2008; our anticipation of reducing our net worldwide headcount by 400 people by the end of fiscal 2008; our belief that gross margin percent could be lower in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007; our anticipation that R&D expenses in absolute dollars for fiscal 2008 will be lower in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal 2007; our expectation that SG&A expenses in absolute dollars will be flat to lower in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal 2007; our anticipation that our annual amortization for purchased intangible assets will be $15.9 million and $13.5 million for the fiscal years ending in 2008 and 2009, respectively; our belief that investment in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest income or expense; our revenue recognition practices regarding new products; our expectation that we will not recognize any significant tax benefits in our results of operations; our belief that our current cash positions will be sufficient to meet our anticipated business requirements for the next fiscal year; estimated future restructuring charges; our uncertainty regarding generating sufficient taxable income in future years to realize net deferred tax assets; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; the impact of the adoption of certain accounting pronouncements on our financial positions or results of operations; our expectation of continuing volatility in order activity; our belief that it is probable that orders will be canceled and delayed in the future; our intent to maintain the rapid pace of product innovation on scalable platforms; our improving yield and increasing throughput; our intent to continue focusing on the high growth opportunities of the SoC ATE market; our intent to continue focusing on emerging opportunities for profitable growth; our intent to leverage our relationships with industry leaders to enhance market position; our intent to lower total cost of ownership; our intent to continue delivering an outstanding total customer experience throughout the product life cycle; our intent to optimize our operating model to generate sustainable profitability; our belief that a significant portion of investments will provide the marketing, administration and after-sales service and support required for these new products; our intent to maintain the Disclosure Controls as dynamic systems that change as conditions warrant; our intent to make public disclosure of changes to our Code of Ethics by posting information on our website in accordance with SEC rules; our plan to continue recognizing compensation expense for all share-based payment awards; our intent to outsource in the future and our expectation that we will achieve operational flexibility and costs savings as a result of outsourcing; our expectation that the Sarbanes-Oxley Act of 2002 will continue to make it more difficult and more expensive for us to obtain director and officer liability insurance; that we do not anticipate paying any dividends on our common stock in the foreseeable future; our expected revenue recognition practice; our recording of the impairment loss related to goodwill; that we will continue to assess the need for derivatives in the future; that there will be an expected loss during the first fiscal quarter of 2008 related to the Hillsboro facility; expectation that our business, financial condition and results of operations would be materially adversely affected by our long and variable sales cycle; that our business, financial condition or results of operations will continue to be materially adversely affected by continuing competitive pressure and continued intense price-based competition; that the increases in inventory on hand for new product development and customer support requirements will continue to increase the risk of significant inventory write-offs; that any success we may have in developing new and enhanced systems and new features to our existing systems will depend upon a variety of factors; and provisions in the New Notes known as net share settlement which required that, upon conversion of the New Notes, we will pay holders in cash for up to the principal amount of the converted New Notes and under which an amount in excess of this cash will be settled in shares of our common stock, or at our option, cash.

        These forward-looking statements involve important factors that could cause our actual results to differ materially from those in the forward-looking statements. Such important factors involve risks and uncertainties including, but not limited to difficulties in utilizing different technologies; delays in bringing products to market due to development problems; difficulties in developing new engineering validation test systems; the possibility that our existing systems will become obsolete; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; difficulties in integrating acquired technology with our product lines; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with vendors; difficulties in developing the Sapphire platform; less sales of the Sapphire, Diamond or ASL platform products than anticipated; product defects sustained during the manufacturing process; the risk that we may not be successful in obtaining new orders from major customers; unanticipated decreases in demand for our products in foreign countries; difficulties in providing extensive support to major customers; unanticipated difficulties in manufacturing and delivering new products, enhancement tools; unanticipated difficulties in integrating our products with customers' operations; unanticipated difficulties in integrating developed technology; substantial technological changes in the semiconductor industry; a lack of the required resources to invest in the development of new products; uncertainties as to the current products provided by our competitors; unanticipated difficulties in locating and evaluating potential product lines, technologies and business to acquire; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; difficulties in obtaining orders from manufacturers of semiconductors and companies that specialize in contract packaging and/or testing of semiconductors; the timing of orders; an unanticipated lack of resources to invest in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs; changing market conditions in Taiwan; inaccuracies in our assumptions regarding our tax positions; uncertainties as to the nature and extent of any potential cyclical downturn in the semiconductor industry; uncertainties as to the prospect of future orders and sales levels; changes in laws applicable to us regarding revenue recognition practices relating to our new products; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets; uncertainties as to the effects of the adoption by us of certain accounting policies; the risk that our future working capital will not be sufficient to invest significant portions of such working capital in inventories; uncertainties as to the effect of the adoption of certain accounting pronouncements; unanticipated difficulties in the remediation of internal control deficiencies; our ability to maintain the requisite level of assets under our deferred compensation plan; increased fragmentation in the ATE industry; cost overruns, delayed deliveries, shortages, quality issues or other problems resulting from outsourcing; and other factors set forth in "Risk Factors" and elsewhere herein. Reference is made to the discussion of risk factors detailed in our filings with the Securities and Exchange Commission, including our reports on Form 10-K and 10-Q. All projections in this annual report on Form 10-K are based on limited information currently available to us, which is subject to change. Although any such projections and the factors influencing them will likely change, we will not necessarily update the information, since we are only to provide guidance at certain points during the year. Actual events or results could differ materially and no reader of this annual report on Form 10-K should assume that the information provided today will still be valid in the future. Such information speaks only as of the date of this annual report on Form 10-K.

Item 1.    Business

        Today, most electronic products contain a combination of integrated circuits (ICs). Each of these ICs has electrical circuitry that requires validation or testing, before, during and after it is manufactured. The future of the IC, whether it will end up in a final product or on the scrap floor, is determined by Automated Test Equipment (ATE).

        We are a provider of ATE solutions for a wide range of semiconductor companies. We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and ATE used for testing ICs. We utilize our proprietary technologies to design products that enable the flexibility needed by our customers to meet their challenging time to market, cost and high yield needs. Our products help bridge the communication gap between design teams, the foundries used to manufacture their products, and the test and diagnostics groups involved in characterization and debug of their products. This improves their ability to bring products from concept to yield in today's challenging "nano-chip" environment. By applying leading-edge technology to create flexibility and lower the overall cost-of-test, we are committed to delivering innovative technology at a competitive cost and performance advantage to integrated device manufacturers (IDMs), wafer foundries, outsource assembly and test suppliers or OSATs and fabless chip companies worldwide.

        We were incorporated in California in March 1982 and were reincorporated in Delaware in October 1993. "Credence" or the "Company," "we," "us" and "our" refers to Credence Systems Corporation and our subsidiaries. Our principal executive offices are located at 1421 California Circle, Milpitas, California and our telephone number is (408) 635-4300. Our worldwide website address is www.credence.com. On our Investor Relations page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Mr. Kevin C. Eichler, our Senior Vice President, Chief Financial Officer and Secretary, at our headquarters at 1421 California Circle, Milpitas, California 95035. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. "Credence Systems Corporation," "Credence," "IMS," "Fluence," "SC," "ValStar," "Quartet," "Octet," "Sapphire," "ITS9000," "ASAP," "SPP," "Electra," "Vanguard," "Kalos," "DUO," "TMT," "MVNA," "Virtual Test," "Optonics," "Emiscope" and "SZ" are certain of our trademarks. This Annual Report on Form 10-K also includes trademarks of other companies.

Industry Overview

        The design and manufacture of semiconductor devices is a complex and capital-intensive multi-step process, involving many different types of equipment to manufacture, assemble and test semiconductor devices. The continuing evolution of semiconductor devices to smaller line width geometries, higher in unit production and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Semiconductor designers and manufacturers are under increasing pressure to bring high quality, smaller and increasingly complex ICs to market faster and at lower cost. Semiconductor test equipment plays an important role in enabling semiconductor designers and manufacturers to lower their overall costs and get products to market quickly in addition to improving the quality and reliability of the end product. As a direct result of the increasing pressure placed on semiconductor designers and manufacturers, semiconductor test equipment and services suppliers are facing new challenges in meeting the demand for equally sophisticated test equipment.

        The rapid growth in consumer electronics targeted end-user products requires the development of next generation device technologies. For example, access to information is migrating from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the Internet, which is accessible from anywhere by a variety of new portable electronic communication products. To enable the rapid introduction of new system capability, designers utilize system in package (SIP) technologies that support the changing configurations needed at a lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single package. These discrete technologies were historically available only on several separate semiconductor devices, each performing a specific function. By integrating these functions in a single package, SIP enables lower cost, smaller size, higher performance, and lower power consumption while supporting rapid innovation. Our flexible platform allows for high flexibility in device configuration while our high performance IC engineering validation test systems enable customers to bring next generation device technologies quickly, cost-efficiently and successfully to market.

        Semiconductor manufacturers continue to strive for manufacturing and process improvements in order to satisfy the demand for smaller, better performing and lower cost semiconductors. Semiconductor manufacturers are aggressively pursuing strategies to reduce their overall cost-of-test by increasing the throughput of their test systems. Cost-of-test includes the initial ATE and ancillary equipment purchase price, as well as set-up and operating costs, and is often the most significant manufacturing cost, particularly for high-volume, low-cost devices. For these types of devices, ATE throughput, or the number of devices that can be tested in a given unit of time on a single test system, is a key determinant of cost-of-test per device and of a manufacturer's ability to compete profitably.

The Credence Solution and Strategy

        Our objective is to be a leading supplier of semiconductor test and diagnostics solutions for consumer ICs, providing the highest return on our customers' investment in test equipment. This includes high performance IC engineering validation test systems and high flexibility cost-effective ATE for production testing of ICs used in high volume applications. Semiconductors tested by our systems are incorporated into a wide range of products in high-growth markets, including consumer markets such as digital cameras, MP3 players, cellular telephones, video/ multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers.

        Key aspects of our solution and strategy are:

  •
  maintaining the rapid pace of product innovation on flexible scalable platforms;

  •
  improving yield and increase throughput;

  •
  focusing on the high growth opportunities of the system-on-chip (SoC) ATE market such as the high volume consumer market and computing, networking and wireless products;

  •
  continuing to focus on emerging opportunities for profitable growth;

  •
  leveraging relationships with industry leaders to enhance market position;

  •
  lowering total cost of ownership;

  •
  continuing to deliver an outstanding total customer experience throughout the product life cycle; and

  •
  optimizing our operating model to generate sustainable profitability.

        In January 2008, we outlined significant corporate changes intended to build on core technology strengths while simplifying our operations to meet increasing opportunities in Asia-driven consumer semiconductor markets. We intend to prioritize our research and development activities in the Diamond and industry-standard ASL platforms to accelerate our deployment in mainstream consumer semiconductor markets. We intend to focus Sapphire platform development on configurations that support leading-edge applications for the high end of the consumer semiconductor markets. With the highest concentration of consumer semiconductor manufacturers located in Asia, we will seek to double our sales and support headcount in the region by the end of 2008.

        We intend to divest or otherwise reduce our commitment to businesses and products that are unrelated to our consumer semiconductor market focus, including our Diagnostics and Characterization business and Sapphire DPI solution. We also intend to scale down our service infrastructure and align with the self-service model commonly used by our major North American IDM customers. Additionally, the increase in service resources in Asia will enable the company to better serve the unique needs of this base.

        We anticipate that these restructuring initiatives will result in a net worldwide headcount reduction of 400 people, or approximately 30% of the workforce by end of fiscal 2008. We expect to incur restructuring charges of $15.5 million to $17.0 million in the first fiscal quarter of 2008.

Products

        We offer an array of test products including mixed-signal analog to digital applications and wireless and SoC devices. Our production and diagnostics test portfolio delivers increased reliability and superior functionality. Furthermore, our suite of world-class debug, characterization and production test systems helps ensure quality and cost management through every stage of design, first-silicon validation and high-volume manufacturing.

  Analog Mixed Signal Products

        Diamond.    Introduced in fiscal year 2005, the Diamond platform is the industry's most cost effective test solution addressing the more cost driven markets such as personal consumer devices, micro-controllers, digital-baseband and display driver technologies. Utilizing a cPCI based architecture, the Diamond platform is highly configurable and supports high extendibility and scalability. Its Ethernet ring based communication architecture supports massive multi-site testing with very low overhead, which results in a superior cost of test model for our customers. The Diamond platform leverages electronics integration and air-cooling to produce a compact form factor and utilizes high density technology in a variety of instruments for digital, mixed signal and RF tests. It is used for engineering as well as wafer sort and final production testing. The Diamond platform includes the Diamond 10 mixed signal ATE.

        ASL 3000.    Introduced in fiscal year 2002, the ASL 3000 is an extension of the ASL product line featuring an increased number of mixed signal instruments, expansion to 64 pins of digital capability and DSP based mixed signal test. The ASL 3000 is capable of testing more complex devices and more devices in parallel and targets a wide range of ICs used in personal communications. Our RF wireless test products provide tools to IC manufacturers for use in characterization and production test of high performance, cost sensitive RF devices. Incorporating our proprietary Modulated Vector Network Analysis (MVNA) technology to test RF devices, the ASL 3000RF is targeted at cost effective testing of RF front-end devices that are typically manufactured using Gallium Arsenide (GaAs), Bi-polar (Bi-CMOS) technology. The devices, power amplifiers (PAs) low noise amplifiers (LNAs) synthesizers, mixers and switches and integrated combinations of these, or base band chips, are used in both digital and analog cell phones. Providing capability to test devices compliant with Bluetooth and 802.11 standards, the ASL 3000RF delivers high performance, high throughput and leading cost of test economics.

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

        Falcon.    The Falcon is a high-performance analog and mixed-signal test system that offers unique analog, Digital Signal Processing (DSP) and other digital capabilities for automotive, smart power and consumer devices. Falcon delivers high throughput with a 200 MHz digital sequencer per channel architecture and reduces test costs through its high-speed computer/tester interface, and parallel, multi-site and concurrent test capabilities. The Falcon offers an innovative tester-per-pin technology for analog and digital applications, as well as special automotive pins offering a voltage swing up to 30 volts. The Falcon also features Gigalink, a new high-speed serial bus system and AWT, a new analog wave tool.

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

  System on Chip Products

        Sapphire.    Sapphire is the first scalable platform to be brought to market for testing high performance microprocessors, chipsets and consumer devices. This high performance SoC configurable test platform first shipped in December 2003. It is designed to be a highly reconfigurable and scalable functional and structural tester for a wide range of high performance ICs. All of Sapphire's test electronics are integrated in the test head and interconnected by a proprietary high bandwidth bus, which results in a lower cost platform and a smaller footprint. Sapphire is used for silicon debug and validation, characterization, wafer sort and final test. The scalable platform allows a variety of digital and mixed signal instruments to be easily configured to test devices demanding compelling performance (e.g., PCI Express 2 on graphics chips or very high-speed serial front side buses on state of the art microprocessors).

  Diagnostics & Characterization Products

        EmiScope.    A configurable, expandable platform for non-invasive, transistor-level internal signal probing of silicon ICs. The EmiScope is an industry-leading solution for debug of flip-chip packaged and multi-metal layer devices. Using innovative time-resolved photon emission detection technology, the system enables semiconductor manufacturers to perform debug and characterization more quickly and effectively, thus bringing products to market faster, with fewer design re-spins. The system's high-bandwidth electronics, high-resolution imaging, and data management capabilities enable semiconductor manufacturers to perform timely design debug, failure analysis and characterization. The EmiScope offers multiple user options, including five lens sets for a variety of package types, high-power cooling, flexible fixture and software data analysis modules.

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

Customers, Markets and Applications

        We focus on digital logic, analog, mixed-signal, RF and device manufacturers that serve the fast growing consumer electronics IC market. Our customers design, manufacture and test semiconductors in high volume for use in applications such as automobiles, appliances, personal computers, mobile consumer electronics, digital televisions, wireless Local Area Network (LAN) and multimedia hardware.

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

        Advanced Micro Devices, Inc., headquartered in the United States, accounted for 27%, 23% and 14% of our net sales in fiscal years 2007, 2006 and 2005, respectively. Intel Corporation, headquartered in the United States, accounted for 16%, 15% and 25% of our net sales in fiscal years 2007, 2006 and 2005, respectively. In addition, one of our major distributors, Spirox Corporation, accounted for 16%, 13% and 13% of our net sales in fiscal years 2007, 2006 and 2005, respectively.

        We believe that our success depends in large part upon the success of our major customers. The loss of, or any reduction in, orders by a significant customer (including the potential for reductions in orders by assembly and test services companies which that customer may utilize), including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors has materially adversely affected and may continue to materially adversely affect our business, financial condition and results of operations. Our restructuring effort announced in January 2008 is intended to focus our research and development activities on products that are designed to address the needs of a broader base of customers. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers as well as upon the financial condition and success of our customers and the general global economy. There can be no assurance that our sales will not decrease in the future or that we will be able to retain existing customers or to attract new ones. See "Risk Factors—Some of our net sales are generated from a small number of key customers and the loss of a key customer or material reductions in capital spending by a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business and; we rely on Spirox Corporation and customers in Taiwan and China for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business."

        For information on our geographic data and major customers, see Note 13—"Industry Segments and Concentration of Risks," of the Notes to the Consolidated Financial Statements included elsewhere herein. Our international sales are primarily denominated in United States dollars. We anticipate that our international business will continue to account for a significant portion of net sales in the foreseeable future. See "Risk Factors—Our international business exposes us to additional risks."

Backlog

        We schedule production of our systems based upon order backlog and order forecast. Backlog includes customer orders for systems (including upgrades) for which we have accepted purchase orders and assigned shipment dates in approximately the following six months, spare parts, service and support. Substantially all of our orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of November 3, 2007, our order backlog was approximately $43.4 million plus an additional $27.7 million of deferred revenue as compared with $141.9 million and $21.9 million, respectively, as of October 31, 2006. We have historically experienced order cancellations and customer-requested shipment delays in connection with cyclical downturns in the semiconductor industry. We believe it is probable that order cancellations and customer-requested shipment delays will continue to occur in the future.

Sales, Service and Support

        We currently market and sell our products in the United States, Europe and Asia principally through our direct sales organization, with direct sales, service and support employees and representatives in over 22 locations. We utilize both direct sales employees and a broad network of distributors located in over 16 countries. Shipments through distributors represented approximately 19%, 18% and 20%, of net sales during fiscal years 2007, 2006 and 2005, respectively.

        We and our distributors have sales and support centers located in the United States, Middle East, Europe and Asia from which both direct Credence personnel and independent sales and service representatives sell and support our products. We believe that field support is critical to our customers. Support encompasses many of the components of the total cost of ownership for test equipment. We seek to develop long-term relationships with major customers through extensive support consisting of teams of professional sales, applications, training and service personnel. These personnel are located in close physical proximity to key customer sites in order to provide the required support in a timely fashion. The sales process includes consultations with customers to help them purchase the most cost-effective equipment for their needs, to help develop custom test programs to optimize production throughput, to assist in long-term self-sufficiency through training of customer test engineering personnel and to provide the service capacity and preventive maintenance to reduce downtime for customers' systems. Customer support includes field personnel and in-house applications personnel who work closely with design engineering groups to modify existing equipment to meet the latest performance requirements. In January 2008, we announced our intention to scale down our service infrastructure and to align with the self service model commonly used by our major North American customers.

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

        Our ongoing research and development efforts include focusing on increased cycle speed, accuracy, jitter and pin counts of our testers, as well as the joint use of technology among our products group. We will continue to focus efforts on providing solutions that allow more rapid, cost-effective development of ATE test programs that reduce time-to-market of customer integrated circuit designs. We will continue to invest significant resources in the development of new products and enhancements for the foreseeable future.

        Research and development expenses were $77.2 million in fiscal year 2007, $91.4 million in fiscal year 2006 and $92.5 million in fiscal 2005.

Proprietary Rights

        We attempt to protect our intellectual property rights through patents, copyrights, trademarks and maintenance of trade secrets and other measures. Our current patent portfolio includes approximately 304 United States patents, and various foreign counterparts. Our patent portfolio reflects a combination of pursuing our ongoing patent filing and prosecution activities and the acquisition of patents as part of our merger activities. Our patents relate to a range of technologies that include features of our products. From time to time we grant licenses under our patents and technology and receive licenses under patents and technology from others.

        There can be no assurance that others will not independently develop equivalent intellectual property or that we can meaningfully protect our intellectual property. There can be no assurance that any patent we own will not be invalidated, circumvented or challenged, that the rights granted there under will provide competitive advantages to us or that any of our pending patent applications will be issued. Furthermore, there can be no assurance that others will not develop similar products, duplicate our products or design around the patents owned by us. In addition, litigation has been and may continue to be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. In addition, from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in any such intellectual property disputes. For additional information with respect to our intellectual property, review the information set forth under "Risk Factors—If the protection of proprietary rights is inadequate, our business could be harmed" and "—Our business may be harmed if we are found to infringe proprietary rights of others."

Manufacturing and Suppliers

        Our manufacturing objective is to produce engineering validation test systems and ATE that conform to our customers' requirements at the lowest commercially practical manufacturing cost. We rely on outside vendors to manufacture certain components and subassemblies including several custom ICs. We have commenced initiatives to outsource much of our manufacturing to third party contract manufacturers by the end of fiscal 2008. We seek to manage our inventory levels through agreements with both suppliers and subcontractors that provide just-in-time delivery of these components and subassemblies. We assemble these components and subassemblies to create finished testers in the configurations specified by our customers. In general, we use standard components and prefabricated parts available from numerous suppliers. However, some components and subassemblies necessary for the manufacture of our testers are obtained from a sole supplier or a limited group of suppliers. Our reliance on a sole or a limited group of suppliers and on outside subcontractors involves certain risks, including a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timely delivery of components. See "Risk Factors—There are limitations on our ability to find the supplies and services necessary to run our business."

Competition

        The ATE industry is intensely competitive. We face substantial competition throughout the world, primarily from ATE manufacturers located in the United States and Japan. These competitors include, among others, Advantest Corporation, Eagle Test Systems, Inc., LTX Corporation, Teradyne Inc. and Verigy Ltd. and, with respect to certain of our diagnostics and characterization products, FEI Company and Hamamatsu Corporation.

        The principal elements of competition in our markets and the basis upon which our customers select engineering validation testers and ATE include throughput, tools for reducing customer product time-to-market, local support, product performance and total cost of ownership. We believe that we compete favorably with respect to these factors. See "Risk Factors—The ATE industry is intensely competitive which can adversely affect our ability to maintain our current net sales and our revenue growth."

Employees

        As of November 3, 2007, we had a total of 1,324 direct employees and 208 temporary or contract employees. Of the 1,324 direct employees, 476 employees are in manufacturing and customer service, 446 employees are in research and development and 402 employees are in selling, general and administrative functions. We anticipate reducing our net worldwide headcount by 400 people by the end of fiscal year 2008. Our employees are highly skilled, and we believe our future results of operations will depend in large part on our ability to attract and retain such employees. None of our domestic employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

Item 1A.    Risk Factors

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

Operating Results

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

  •
  the costs and risk inherent in the restructuring of our business to focus on the consumer IC business;

  •
  market acceptance of our new products and enhanced versions of existing products;

  •
  changes in overhead absorption levels due to changes in the number of systems manufactured, the timing and shipment of orders, availability of components including custom ICs subassemblies and services, customization and reconfiguration of our systems and product reliability;

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

  •
  the success of efforts to outsource our manufacturing activities to third party contract manufacturers;

  •
  manufacturing volumes;

  •
  hardware product sales mix;

  •
  absorption levels and the rate of capacity utilization;

  •
  inventory write-downs;

  •
  product reliability;

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

        We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure in the past to meet these expectations has adversely affected the market price of our common stock and may continue to do so. In addition, our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operating results in the future. Other significant expenditures may make it difficult for us to reduce our significant fixed expenses in a particular period if we do not meet our net sales goals for that period. Many of our expenses are fixed and will be difficult to reduce in a particular period if our net sales goal for that period is not met. As a result, we cannot be certain that we will be profitable in the future.

We have a limited backlog and obtain most of our net sales from products that typically range in price from $80,000 to $3.0 million and generally ship products generating most of our net sales near the end of each quarter, which can result in fluctuations of quarterly results.

        We obtain most of our net sales from the sale of a relatively few number of systems that typically range in selling price from $80,000 to $3.0 million. This has resulted and could continue to result in our net sales and operating results for a particular period being significantly impacted by the timing of recognition of revenue from a single transaction. Our net sales and operating results for a particular period could also be materially adversely affected if an anticipated order from just one customer is not received in time to permit shipment during that period. Backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in backlog are subject to cancellation, delay, deferral or rescheduling by customers with limited or no penalties. Throughout the recent fiscal years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be canceled and delayed in the future. Consequently, our quarterly net sales and operating results have in the past, and will in the future, depend upon our obtaining orders for systems to be shipped in the same quarter in which the order is received.

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

If our restructuring activities are unsuccessful, our business could be harmed.

        After the end of the fourth quarter of fiscal 2007, we announced a series of restructuring activities, including our intention to prioritize our research and development activities on our Diamond and ASL platforms, to focus our Sapphire platform development on high end consumer markets, to double our sales and support headcount in Asia, to reduce our commitment to businesses and products unrelated to the consumer semiconductor markets, to modify our service business and to reduce our headcount world-wide on a net basis by approximately 400 employees. We cannot be certain that we will successfully anticipate the product needs of our customers or that the products and features we develop as a result of this change in focus will gain customer acceptance. In addition, there can be no assurance that we will not experience delays in product and enhancement development as a result of the changes in our staffing and headcount. Customers may curtail purchases as a result of these changes in focus, delays in product and enhancement development and changes in our service model. Any curtailment of purchases by customers could have a material adverse effect on our business and financial condition.

Some of our net sales are generated from a small number of key customers and the loss of a key customer or material reductions in capital spending by a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business.

        Over time, we have expanded our base of customers; however, a large portion of our net sales are generated from a small number of key customers. In particular, two customers, Advanced Micro Devices, Inc. and Intel Corporation accounted for 27% and 16% of our net sales for fiscal year 2007, respectively. For fiscal 2006, Advanced Micro Devices, Inc. and Intel Corporation accounted for 23% and 15% of our net sales, respectively. For fiscal year 2005, Intel Corporation and Advanced Micro

Devices, Inc. accounted for 25% and 14% of our net sales, respectively. Our top ten customers accounted for 72%, 64% and 65% of our net sales for fiscal years 2007, 2006 and 2005 respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

Increased reliance on outsourced manufacturing and logistics may affect our business.

        We are increasingly outsourcing manufacturing and logistics activities to third-party service providers, which decreases our control over the performance of these functions.

        We have already outsourced certain manufacturing and spare parts logistics functions to third-party service providers, and we intend to outsource more of those functions in the future. While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

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

        We may experience difficulties in implementing, making changes to or enhancing our enterprise resource planning or ERP system and other related systems that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing, making changes to or enhancing our ERP system or any future systems could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.

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

        For example, the Financial Accounting Standards Board (FASB) issued changes to U. S. GAAP that requires us to record a charge to earnings for our various share-based compensation programs beginning on November 1, 2005 which resulted in us recording additional share-based compensation expenses of $3.5 million and $3.3 million for the fiscal years 2007 and 2006, respectively.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48) which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations. Changes to existing rules, including the adoption of FIN 48, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

        We are currently devoting and intend to continue to devote significant resources to the development, enhancement, production and commercialization of new products and technologies. During fiscal years 2007 and 2006, we introduced several enhancements as well as new products that are evolutions or derivatives of existing products as well as products that were largely new. Under our revenue recognition policy adopted in accordance with SAB 104 we defer revenue for transactions that involve newly introduced products or when customers specify acceptance criteria that cannot be demonstrated prior to the shipment. This results in a delay in the recognition of revenue as compared to the historic norm of recognizing revenue upon shipment. Product introduction delays, if they occur in the future, will delay the recognition of revenue and gross profit and may result in delayed cash receipts by us that could materially adversely affect our business, financial condition and results of operations. We invested and continue to invest significant resources in property, plant and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products. A significant portion of these investments will provide the marketing, administration and after-sales service and support required for these new products. Accordingly, we cannot be certain that gross profit margin and inventory levels will not continue to be materially adversely affected by delays in new product introductions or start-up costs associated with the initial production and installation of these new product lines. We also cannot be certain that we can manufacture these systems per the time and quantity required by our customers. The start-up costs include additional manufacturing overhead, additional inventory and warranty reserve requirements and the enhancement of after-sales service and support organizations. In addition, the increases in inventory on hand for new product development and customer support requirements continue to increase the risk of significant inventory write-offs. We cannot be certain that our net sales will increase or remain at historical levels or that any new products will be successfully commercialized or contribute to revenue growth or that any of our additional costs will be covered.

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

        Moreover, our business, financial condition or results of operations will continue to be materially adversely affected by continuing competitive pressure and continued intense price-based competition. We have experienced and continue to experience significant price competition in the sale of our products. In addition, pricing pressures typically have become more intense during cyclical downturns when competitors seek to maintain or increase market share, at the end of a product's life cycle and as competitors introduce more technologically advanced products. We believe that, to be competitive, we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide. We cannot be certain that we will be able to compete successfully in the future.

We may not be able to deliver custom hardware options to satisfy specific customer needs in a timely manner.

        We must develop and deliver customized hardware to meet our customers' specific test requirements. The market requires us to manufacture these systems on a timely basis. Our test equipment may fail to meet our customers' technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to meet such hardware requirements could impact our ability to recognize revenue on the related equipment. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years, which could have a material adverse effect on our business, financial condition or results of operations.

We rely on Spirox Corporation and customers in Taiwan and China for a significant portion of our revenues and the termination of this distribution relationship would materially adversely affect our business.

        Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 16%, 13% and 13% of our net sales for the fiscal years 2007, 2006 and 2005, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox's T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This new corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

  •
  our ability with Spirox to obtain orders from existing and new customers;

  •
  our ability to manufacture systems on a timely and cost-effective basis;

  •
  our ability to timely complete the development of our new hardware products;

  •
  Spirox and its end-user customers' financial condition and success;

  •
  general economic conditions; and

  •
  our ability to meet increasingly stringent customer performance and other requirements and shipment delivery dates.

We have substantial indebtedness and if we need additional financing, it could be difficult to obtain.

        As of November 3, 2007, we had $72.5 million principal amount of 1.5% Convertible Subordinated Notes, or 1.5% Notes, due in May 2008 and $122.5 million principal amount of 3.5% Convertible Senior Subordinated Notes, due 2010 (the New Notes). The New Notes contain net share settlement provisions which require that, upon conversion of the New Notes, we will pay holders in cash up to the principal amount of the converted New Notes. Any amounts in excess of this converted amount will be settled in shares of our common stock or, at our option, cash. The initial conversion price is $8.25.

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

Changes in the accounting treatment of our 3.5% Convertible Senior Subordinated Notes could decrease our net income and earnings per share amounts.

        New or different accounting pronouncements or regulatory rulings may emerge which could impact the way we are required to account for our convertible debt instruments that would have an adverse impact on our results of operations and earnings per share amount. With respect to our 3.5% Convertible Senior Subordinated Notes, we are required under U.S. GAAP as presently in effect to include in outstanding shares for purposes of computing earnings per share only a number of shares underlying the convertible notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the convertible notes. This is because of the "net share settlement" feature of the convertible notes, under which we are required to pay the principal amount of the convertible notes in cash. The recently issued exposure draft from the FASB, FSP ARB 14-A "Accounting for convertible debt that may be settled in cash upon conversion (including partial cash settlement)" is proposing a new method of accounting for net share settled convertible debt instruments under which the debt and equity components of the instrument would be bifurcated and accounted for separately. If the proposed position is adopted by the FASB it could impact our net income and earnings per share amounts. While the recently issued exposure draft from FASB contemplated that this change would take effect for fiscal years beginning after December 15, 2007, this change has not yet been adopted and we are unable to estimate the likelihood that the proposed change will be adopted, whether it will apply to the 3.5% Convertible Senior Subordinated Notes or the date it would be effective if adopted.

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

We may repatriate cash from our foreign subsidiaries, which could result in additional income taxes that could negatively impact our results of operations and financial position. In addition, if foreign countries' currency policies limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

        One or more of our foreign subsidiaries hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the United States. For example, during the first quarter of fiscal year 2007, we repatriated $7.1 million from our Hong Kong operations. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

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

        International sales accounted for approximately 71%, 69% and 69% of our total net sales for the fiscal years 2007, 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

  •
  difficulties with distributors, outsourcing partners and supply chain, original equipment manufacturers, foreign subsidiaries and branch operations;

  •
  potentially adverse tax consequences;

  •
  possibility of difficulty in accounts receivable collection;

  •
  greater difficulty in complying with United States accounting standards; and

  •
  greater difficulty in protecting intellectual property rights.

        We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 52%, 50% and 46% of our total net sales for the fiscal years 2007, 2006 and 2005, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. No single end-user customer headquartered in Asia or Europe accounted for more than 10% of our net sales during the fiscal years 2007, 2006 and 2005.

        In addition, one of our major distributors, Spirox Corporation, which accounted for 16%, 13% and 13% of our net sales in the fiscal years 2007, 2006 and 2005, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

We operate in a volatile industry—indicators of goodwill and other long-lived assets impairment under SFAS 142 and SFAS 144 may be present from time-to-time.

        Effective November 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill and acquired workforce costs effective November 1, 2002.

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

        Based on a combination of factors that came into existence and were identified during the third quarter of fiscal year 2006, particularly: (1) our changed current and projected operating results reflecting lower demand from major customers; and (2) our current market capitalization which was significantly less than our book value for the preceding 10 weeks prior to the end of the third quarter, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined, based on our estimates of forecasted discounted cash flows and our market capitalization, that our goodwill was impaired at July 31, 2006. Further analysis indicated that goodwill was impaired and charges of $423.9 million were recorded in the third quarter of fiscal year 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

        If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record impairment charges related to our long-lived assets in accordance with SFAS 144, "Accounting for Impairment or Disposal for Long-Lived Assets" (SFAS 144) which could have a material adverse effect on our results of operations and financial condition.

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

  •
  Diversion of management's attention from normal daily operations of the business;

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

        Acquisitions may also cause us to:

  •
  Issue common stock that would dilute our current shareholders' percentage ownership;

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

        Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our Chief Executive Officer, Lavi A. Lev, recently joined us and has limited experience in our business. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. During fiscal year 2007, we experienced turnover in our chief executive officer, chief financial officer, sales and marketing executive and engineering executive positions. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

If the protection of our proprietary rights is inadequate, our business could be harmed.

        We attempt to protect our intellectual property rights through patents, copyrights, trademarks, maintenance of trade secrets and other measures, including entering into confidentiality agreements. However, we cannot be certain that others will not independently develop substantially equivalent intellectual property or that we can meaningfully protect our intellectual property. Nor can we be certain that our patents will not be invalidated, deemed unenforceable, circumvented or challenged, or that the rights granted there under will provide us with competitive advantages, or that any of our pending or future patent applications will be issued with claims of the scope we seek, if at all. Furthermore, we cannot be certain that others will not develop similar products, duplicate our products or design around our patents, or that foreign intellectual property laws, or agreements into which we have entered will protect our intellectual property rights. Inability or failure to protect our intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations. In addition, from time to time we encounter disputes over rights and obligations concerning intellectual property, including disputes with parties with whom we have licensed technologies. We cannot assume that we will prevail in any such intellectual property disputes. We have been involved in extensive, expensive and time-consuming reviews of, and litigation concerning, patent infringement claims.

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

Recently enacted and proposed changes in securities laws and regulations have increased our costs.

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The NASDAQ Global Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We also expect these developments to continue to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect our business.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (Firm) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained our Firm's attestation as to the effectiveness of our internal control over financial reporting as of November 3, 2007, October 31, 2006 and 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters are located on a leased site in Milpitas, California. This headquarters facility consists of 180,000 square feet on approximately 14 acres of land. We also own our manufacturing facility in Amerang, Germany. Our manufacturing facility in Hillsboro, Oregon is located in an 180,000 square foot facility, comprised of two buildings on approximately twenty-six acres of land. In January 2008, we completed the sale and leaseback of our manufacturing facility, in Hillsboro, Oregon. In addition, we lease offices and facilities in several U.S. and international locations, including the United Kingdom, France, Singapore and Japan.

        We believe our existing properties, including both owned and leased sites, are in good condition and are adequate to meet our current and foreseeable future requirements.

        For additional information regarding obligations under leases, see Note 5—"Commitments and Contingencies," of the Consolidated Financial Statements.

Item 3.    Legal Proceedings

        We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2007.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

        Our executive officers and key employees and their ages and positions as of January 7, 2008, are as follows:

Name	Age	Position
Executive Officers
Lavi A. Lev	51	President and Chief Executive Officer
Kevin C. "Casey" Eichler	48	Senior Vice President and Chief Financial Officer
Amir Aghdaei	49	Senior Vice President, World Wide Field Operations and Marketing
Rance Hale	47	Senior Vice President, Manufacturing Operations
Byron W. Milstead	51	Senior Vice President and General Counsel
Key Employees
Patrick J. Brady	61	Senior Vice President, Engineering
Kuhoo Edson	43	Vice President, Business Operations
Laura Owen	52	Vice President, Human Resources
Mukund Srinivasan	43	Vice President, Finance

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

        Kevin C. Eichler has served as Senior Vice President and Chief Financial Officer since January 2008. Prior to joining Credence, Mr. Eichler served as Executive Vice President of Operations and Chief Financial Officer of MarketTools, Inc. from March 2006 to December 2007. Prior to that, Mr. Eichler served as Vice President and Chief Financial Officer of MIPS Technologies from May 1998 to February 2006. Prior to joining MIPS Technologies, Mr. Eichler served in various senior and executive level finance, operations and administrative positions with several companies including Visigenic Software, Inc., NeXt, Inc. and Microsoft.

        Amir Aghdaei has served as Senior Vice President, World Wide Field Operations and Marketing since August 2007. Prior to joining Credence, Mr. Aghdaei served as Vice President and General Manager of the Measurement Systems Group, Electronic Measurement Division of Agilent Technologies from September 2000 until July 2007. Prior to that, Mr. Aghdaei held various executive level positions at Agilent Technologies and Hewlett-Packard.

        Rance Hale has served as Senior Vice President, Manufacturing Operations since April 2006. Prior to joining Credence, Mr. Hale served in several key management positions at KLA-Tencor, including, Vice President of Operations, Electron Beam Inspection Technology; Vice President of Operations, Films and Surface Technology; Senior Director of NPI Operations, Wafer Inspection Group; Director of Operations, SEMSpec, Electron Microscope and Senior Manufacturing/Customer Acceptance Manager, Wafer Inspection. Prior to joining KLA-Tencor, Mr. Hale held various increasing roles in operations at XICOR, Inc.

        Byron W. Milstead has served as Senior Vice President and General Counsel since December 2005. Prior to that, he was Vice President and General Counsel since November 2000. Prior to joining Credence, Mr. Milstead was a partner with the Portland, Oregon law firm of Ater Wynne LLP. Prior to joining Ater Wynne LLP in 1996, Mr. Milstead was an associate and partner in the Portland, Oregon office of Bogle & Gates PLLC. Mr. Milstead has practiced law since 1982.

        Patrick J. Brady has served as Senior Vice President, Engineering since April 2007. Prior to joining Credence, Dr. Brady served as Vice President and General Manager of Photon Dynamics from March 2005 to January 2007. Prior to that, Dr. Brady served as Vice President and General Manager at KLA-Tencor from October 1999 to March 2005. Prior to that, Dr. Brady served as President of Watkins-Johnson, SEG from June 1994 to June 1999. Prior to joining Watkins-Johnson, Dr. Brady served as a Program Manager with ETEC Systems from October 1983 to June 1994.

        Kuhoo Edson has served as Vice President, Business Operations since March 2007. Prior to joining Credence, Ms. Edson served as Group Director of Corporate Strategy and Group Director of Corporate Marketing at Cadence Design Systems from June 2005 to February 2007. Prior to that, Ms. Edson served as President at Technology in Images from January 2000 to June 2007. Prior to that, Ms. Edson served as Director of Product Marketing at Cadence Design Systems from October 1995 to December 1999. Prior to that, Ms. Edson held various positions at Intergraph Electronics, Synopsys, Inc, and Chrysler Military Electronics from June 1987 to October 1995.

        Laura Owen has served as Vice President, Human Resources since joining the Company in July 2007. Prior to joining Credence, Ms. Owen served as the Interim Senior Vice President, Human Resources at Vitria Technology from February 2007 to July 2007. Prior to that, Ms. Owen served as the Senior Vice President, Global Human Resources at Macrovision Corporation from October 2005 to February 2007. Prior to that, Ms. Owen was a director in the legal and human resources groups at Cisco Systems Corporation from August 2001 to October 2005. Before joining Cisco, Ms. Owen worked as the Vice President, Human Resources for Women.com from May 1999 to July 2001, when it was sold to iVillage. Prior to that, Ms. Owen was a labor and employment attorney with Cooley Godward LLP from September 1994 to May 1999. From May 1974 til September 1994, Ms. Owen held various positions with United Airlines in their Labor Relations, Customer Service and Inflight Services departments.

        Mukund Srinivasan has served as Vice President, Finance since December 2007. Prior to that, he served as Director of Finance since May 2007 and Controller from April 2006 to May 2007. Prior to joining Credence, Dr. Srinivasan served as a Group Controller at KLA-Tencor from November 2003 to April 2006. Prior to that, Dr. Srinivasan held various finance roles at Media Arts Group, Inc., Global Customer Solutions, JP Morgan Chase and Hart Consultant Group.

        Officers serve at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among our executive officers or directors.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Market under the symbol CMOS. High and low closing stock prices for the last two fiscal years were:

	2007		2006
Quarter Ended
	High	Low	High	Low
February 3 and January 31, respectively	$5.33	$3.04	$9.05	$6.72
May 5 and April 30, respectively	$5.18	$3.21	$8.95	$7.00
August 4 and July 31, respectively	$3.96	$3.01	$7.24	$2.74
November 3 and October 31, respectively	$3.42	$1.96	$3.29	$1.83

        There were approximately 210 stockholders of record at December 31, 2007. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

        The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Item 6.    Selected Financial Data

        The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended November 3, 2007, October 31, 2006 and 2005 and the selected consolidated balance sheet data as of November 3, 2007 and October 31, 2006, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The financial information for fiscal year 2004 included results of operations of NPTest beginning on May 29, 2004. The financial information for fiscal year 2003 included results of operations of Optonics beginning on January 23, 2003. The selected consolidated statement of operations data for the fiscal years ended prior to October 31, 2004, and the selected consolidated balance sheet data prior to October 31, 2005, are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Fiscal Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005	October 31, 2004	October 31, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$461,139	$493,374	$446,639	$439,803	$182,414
Operating income (loss)	17,147	(476,712)	(110,160)	(79,788)	(114,278)
Income (loss) before income tax provision	15,948	(475,701)	(108,543)	(60,415)	(112,059)
Net income (loss)	12,454	(481,585)	(119,932)	(64,478)	(113,112)
Net income (loss) per basic share	$0.12	$(4.82)	$(1.28)	$(0.88)	$(1.80)
Net income (loss) per diluted share	$0.12	$(4.82)	$(1.28)	$(0.88)	$(1.80)
Consolidated Balance Sheet Data:
Working capital	$206,806	$153,760	$207,086	$277,887	$349,260
Total assets	589,312	517,594	1,046,305	1,173,106	698,493
Long-term debt	119,728	145,000	180,000	180,000	181,058
Accumulated deficits	(838,382)	(850,836)	(369,251)	(249,319)	(184,841)
Stockholders' equity	$236,255	$212,726	$682,029	$788,288	$430,627

Supplementary Consolidated Financial Information (Unaudited)

Quarterly 2007

	2007 Quarter Ended
	February 3,	May 5,	August 4,	November 3,
	(in thousands, except per share amounts)
Net sales	$118,797	$121,141	$123,532	$97,669
Gross margin	51,502	55,216	63,304	48,075
Research and development	21,178	20,362	18,696	16,919
Selling, general and administrative	25,839	29,114	27,042	23,483
Amortization of purchased intangibles and deferred stock compensation	4,455	4,454	4,451	4,512
Restructuring charges	492	526	(9)	(564)
Operating income (loss)	(462)	760	13,124	3,725
Income (loss) before income tax provision	2,001	(1,584)	11,961	3,570
Net income (loss)	(11)	(3,454)	10,338	5,581
Net income (loss) per basic share	$(0.00)	$(0.03)	$0.10	$0.05
Net income (loss) per diluted share	$(0.00)	$(0.03)	$0.10	$0.05

Quarterly 2006

	2006 Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
Net sales	$121,805	$129,945	$114,476	$127,148
Gross margin	55,766	46,248	25,608	56,748
Research and development	24,148	24,123	22,576	20,505
Selling, general and administrative	29,311	29,758	30,782	27,745
Amortization of purchased intangibles and deferred stock compensation	4,254	4,117	4,338	4,528
Reduction of goodwill	—	—	423,875	—
Restructuring charges	314	1,060	1,792	7,836
Operating loss	(2,261)	(12,810)	(457,755)	(3,886)
Loss before income tax provision	(2,415)	(13,128)	(459,256)	(902)
Net loss	(4,046)	(14,231)	(461,366)	(1,942)
Net loss per basic share	$(0.04)	$(0.14)	$(4.62)	$(0.02)
Net loss per diluted share	$(0.04)	$(0.14)	$(4.62)	$(0.02)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We design, manufacture, sell and service engineering validation test equipment, diagnostics and failure analysis products and ATE used for testing semiconductor ICs. We serve a broad spectrum of the semiconductor industry's testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip and radio frequency semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today's engineering validation test, diagnostics and failure analysis and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage, and, second, as they are produced in high volume. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

        Major business developments during and subsequent to fiscal year 2007 include:

  •
  In December 2006, Lavi Lev was appointed President and Chief Executive Officer; in April 2007, Pat Brady was appointed Senior Vice President, Engineering; in July 2007, Laura Owen was appointed Vice President, Human Resources; in August 2007, Amir Aghdaei was appointed Senior Vice President, World Wide Field Operations and Marketing; and in January 2008, Casey Eichler was appointed Senior Vice President and Chief Financial Officer.

  •
  On December 20, 2006, we completed the exchange of an aggregate principal amount of $72.5 million of our 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes due in May 2010, as well as the issuance of new 3.5% Convertible Senior Subordinated Notes with an aggregate principal amount of $50.0 million.

  •
  On February 28, 2007, we completed the sale of our facilities located at 1355 and 1421 California Circle, Milpitas. The sales price for the property was $30.0 million. As part of the agreement, we entered into an agreement to lease back the property for a ten-year period, with renewal options.

  •
  On January 7, 2008, we completed the sale of our facilities located at 5975 NW Pinefarm Place, Hillsboro, Oregon. The sales price for the property was $20.0 million. As part of the agreement, we entered into an agreement to lease back the property for a two-year period, with renewal options.

  •
  In January 2008, we announced our plans to divest or otherwise reduce our commitment to business and products that are unrelated to our consumer semiconductor market focus, scale down our service infrastructure, and continue with outsourced manufacturing activities. We anticipate that these initiatives will result in a net worldwide headcount reduction of 400 people by the end of fiscal 2008. These actions will result in restructuring charges of approximately $15.5 to $17.0 million during the first fiscal quarter of 2008.

        Our net sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon a variety of factors. The factors that have caused and will continue to cause our results to fluctuate include cyclicality or downturns in the semiconductor market and the markets served by our customers, the timing of new product announcements and releases by us or our competitors, market acceptance of new products and enhanced versions of our products, manufacturing inefficiencies associated with the start up of new products, changes in pricing by us, our competitors, customers or suppliers, the ability to volume produce systems and meet customer requirements, excess and obsolete inventory, patterns of capital spending by customers, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, expenses associated with acquisitions and alliances, our ability to effectively integrate acquisitions, product discounts, product reliability, the proportion of direct sales and sales through third parties, including distributors and original equipment manufacturers, the mix of products sold, the length of manufacturing and sales cycles, natural disasters, political and economic instability, new accounting pronouncements (e.g., SFAS 123(R)), regulatory changes and outbreaks of hostilities. Due to these and additional factors, historical results and percentage relationships discussed in this Annual Report on Form 10-K will not necessarily be indicative of the results of operations for any future period. For a further discussion of our business, and risk factors affecting our results of operations, please refer to the section entitled "Risk Factors" included elsewhere herein.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring charges and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our disclosure relating to them in this annual report on Form 10-K.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition:

        Under Securities and Exchange Commission's SAB 104 we recognize revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectability is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among our semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature products. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collection may be an issue, we may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases," (SFAS 13), which requires that a lessor account for each lease by either the sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

        During fiscal years 2007, 2006 and 2005, we introduced several new enhancements, systems and products. Certain revenues from sales of these new enhancements, systems and products during fiscal years 2007, 2006 and 2005 were deferred until the revenue recognition requirements of our revenue recognition policy are satisfied. This practice will continue in the future. In the past, we experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to our existing testers. Delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us.

        With respect to arrangements with multiple deliverables, we follow the guidance in Emerging Issue Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21), to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

        Sales in the United States are principally through our direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with our distributor relationships. Because of these business practices, we do not use "price protection," "stock rotation" or similar programs with our distributors. In general, we sell product to the distributor on the basis of a purchase order received from an end customer. We evaluate any revenue recognition issues, in such cases, based on the characteristics of the end customer.

        Our semiconductor manufacturing equipment includes embedded software. We believe this embedded software is incidental to our products and therefore it is excluded from the scope of Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2). Also, the embedded software in our products is not sold separately, cannot be used on another vendor's products, and we cannot fundamentally enhance or expand the capability of the equipment with new or revised embedded software. In addition, the equipment's principal performance characteristics are governed by digital speed and pin count which are primarily a function of the hardware.

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

  Allowance for Doubtful Accounts:

        We, along with our sales and distribution partners, perform ongoing credit evaluations of our customers' financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. Allowances are estimated on outstanding receivable balances based on credit risk assigned to the respective customer. The credit risk categories are determined by a variety of factors including, but not limited to, current financial position and payment history of the customer. We will also estimate additional allowances based on percentages on certain aged receivable balances. In addition, when we become aware that a specific customer is unable to meet its financial obligations to us, we record a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers or changes in general economic conditions, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

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

        We monitor our inventory levels in light of product development changes and expectations of the cyclical period ahead. For the five year period ended November 3, 2007, we recorded a total of $146.1 million in write down of excess and obsolete inventories. We do not as a matter of course scrap all inventory that is identified as excess or obsolete. Our products are capital goods with potentially long economic lives and, historically, the opportunity to sell these products has both arisen and fallen unexpectedly. We have occasionally encountered unexpected demand for old products as well as the inability to transition customers to newer products. We closely monitor the inventories that have been written down but not scrapped, so that if any sales of these items occur and affect our reported gross margins, the effect, if material, is disclosed. We may be required to take additional charges for excess and obsolete inventory if a downturn causes further reductions to our current inventory valuations or if our current product development plans change.

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

        As required by Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (SFAS 142), we test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: our market value falling below our net book value for a significant period of time; a significant adverse change in the business climate or legal factors; unanticipated competition; loss of key personnel; a significant change in direction with respect to investment in a product or market segment; the likelihood that a significant portion of the business will be sold or disposed of; or the results of testing for recoverability of a significant asset group within a reporting unit determined in accordance with SFAS 142.

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

        We evaluate the carrying value of our long-lived assets, consisting primarily of purchased intangible assets, and property and equipment, in accordance with SFAS 144 whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, or at least annually. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. We make certain assessments with respect to the determination of all identifiable assets to be used in the business as well as research and development activities as of an acquisition date. Each of these activities was evaluated by both interviews and data analysis to determine our state of development and related fair value. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements, and they typically have estimated useful lives of one to ten years.

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

        Our net deferred tax asset balance as of November 3, 2007 was $0.4 million which relates to taxable income generated at our foreign subsidiaries. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets.

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

  Restructuring Charges:

        During previous years, we have recorded restructuring charges as we rationalized operations in light of customer demand declines and the economic downturn. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and changes to the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to lower cost regions. The restructuring charges include employee severance and benefit costs, write-offs of property and equipment and costs related to leased facilities vacated and subleased. Severance and benefit costs and other costs associated with restructuring activities were recorded in accordance with Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146). We also record severance and benefit costs in accordance with Statement of Financial Accounting Standard No. 112, "Employer's Accounting for Post Employment Benefits," (SFAS 112), as we conclude that (a) we have a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed restructuring plan.

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

  Share-Based Compensation:

        In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), "Share Based Payment," (SFAS 123(R)). This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. We adopted SFAS 123(R), utilizing the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. See Note 7 "Share-Based Compensation" of the Notes to the consolidated financial statements for further discussion.

        We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions discussed in Note 7, "Share-Based Compensation," of the consolidated financial statements. We estimate the expected term of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R). Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before November 1, 2005, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after November 1, 2005, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

        On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) in fiscal year 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

Results of Operations

        The following table sets forth certain operating data as a percentage of net sales for the fiscal years indicated:

	Fiscal Years Ended
	November 3, 2007	October 31, 2006	October 31, 2005
Net sales	100%	100%	100%
Cost of goods sold	53	63	65

Gross margin	47	37	35

Operating expenses:
Research and development	16	19	21
Selling, general and administrative	23	24	30
Amortization of purchased intangible assets	4	3	5
Reduction of goodwill	—	86	—
Restructuring charges	—	2	4

Total operating expenses	43	134	60

Operating income (loss)	4%	(97)%	(25)%

Net income (loss)	3%	(98)%	(27)%

  2007 vs. 2006

        Net sales.    Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts and lease income. Net sales decreased 7% to $461.1 million in fiscal year 2007 from $493.4 million in fiscal year 2006. The decrease in net sales was due primarily to decreased demand of our analog mixed signal products. Sustainability of our revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title "Risk Factors" herein. We anticipate net sales will be $58.0 million to $62.0 million for the first quarter of fiscal year 2008.

        Our net sales by product line in fiscal years 2007 and 2006 consisted of:

	2007	2006
SoC	41%	34%
Analog Mixed Signal	28	29
Memory	1	2
Design Characterization Group	8	8
Service	22	27

Total	100%	100%

        For the fiscal year 2007, net sales from our SoC and analog mixed signal products increased to $319.4 million representing an increase of 3% from $308.9 million from the same period of fiscal 2006. The increase in net sales was offset by a 23% decrease in net sales of our service from $134.6 million in fiscal year 2006 to $103.5 million during fiscal year 2007. Furthermore, our net sales for diagnostics and characterization products for the fiscal year 2007 decreased 14% to $35.1 million from $41.1 million during fiscal year 2006.

        International net sales accounted for approximately 71% of total net sales in fiscal years 2007 and 69% in fiscal year 2006. Our net sales to the Asia Pacific region accounted for approximately 52% of total net sales in fiscal year 2007 and 50% for fiscal year 2006.The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile, and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

        Gross Margin.    Our gross margin as a percentage of net sales increased to 47% in fiscal year 2007 from 37% for fiscal year 2006. Gross margin for the fiscal year 2007 increased due to improved manufacturing efficiencies resulting from the consolidation of our manufacturing facilities coupled with inventory write-down charges in fiscal year 2006 of $36.1 million attributable to decreased demand for our memory and other legacy products. Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sale through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. We believe gross margin percent could be lower in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007 due to various factors including product mix and anticipated restructuring charges. Our gross margin benefited by approximately $2.4 million or 0% and $2.2 million or 1% from the sale of fully reserved inventory during the fiscal years ended November 3, 2007 and October 31, 2006, respectively.

        Research and Development.    Research and development (R&D) expenses were $77.2 million in fiscal year 2007, compared to $91.4 million in fiscal year 2006, a decrease of 16%. The decrease in R&D expenses in fiscal year 2007 was primarily attributable to a decrease in compensation expense of approximately $8.7 million due to previous headcount reductions, $3.2 million in lower project costs from completed projects, a decrease in share-based compensation of $0.6 million and a decrease in travel expenses of $0.4 million. R&D expenses as a percentage of net sales were 17% and 19% in fiscal years 2007 and 2006, respectively. The decrease in R&D expenses as a percentage of net sales is primarily attributable to lower R&D expenses during fiscal year 2007 as compared to fiscal year 2006. We anticipate that R&D expenses in absolute dollars will be lower in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007 as we re-prioritize our project spend in conformance with our corporate objectives.

        Selling, General and Administrative.    Selling, general and administrative (SG&A) expenses were $105.5 million in fiscal year 2007, compared to $117.6 million in the prior fiscal year, a decrease of 10%. The decrease in SG&A expenses for fiscal year 2007 as compared to fiscal year 2006 was due to a decrease in consignment amortization of approximately $3.5 million, a decrease in compensation expense of approximately $2.5 million, and a decrease of $2.1 million in travel expenses, a decrease of $1.8 million in depreciation and a decrease in share-based compensation expense of $0.3 million related to employee stock options and employee stock purchases under SFAS 123(R) charged to SG&A. As a percentage of net sales, SG&A expenses were 23% and 24% in fiscal years 2007 and 2006, respectively. SG&A expenses decreased as a percentage of net sales primarily attributable to lower SG&A expenses coupled with lower net sales levels during fiscal year 2007 as compared to fiscal year 2006. We expect SG&A expenses in absolute dollars will be lower in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007.

        Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets expenses were $17.9 million in fiscal year 2007, compared to $17.2 million in the prior fiscal year, an increase of 4%. The increase in amortization of purchased intangible assets in fiscal year 2007 from fiscal year 2006 was primarily attributable to the amortization of intangible assets acquired in May 2006. During fiscal 2007, a full year of amortization expense was recorded compared with approximately five months of amortization expense during fiscal 2006. Remaining estimated annual amortization expense for purchased intangible assets is expected to be $15.9 million and $13.5 million in fiscal years 2008 and 2009, respectively.

        Restructuring Charges.    In fiscal year 2007, we recorded total restructuring charges of approximately $0.4 million compared to $11.0 million in 2006, a decrease of 96%. The restructuring charges were for severance expenses related to headcount reduction, facilities, fixed assets write-off related to the overall alignment of our corporate strategy. The affected employees were across all business functions throughout the world. We anticipate that restructuring charges will be $15.5 million to $17.0 million during the first fiscal quarter of 2008. See Note 4—"Restructuring Charges" and Note 15—"Subsequent Events," of the notes to the consolidated financial statements for further discussion.

        Interest Income.    We generated interest income of $7.0 million and $3.7 million in fiscal years 2007 and 2006, respectively. The increase in fiscal year 2007 was primarily due to higher interest rates and cash, cash equivalents and short-term investments balances in fiscal year 2007 compared to fiscal year 2006.

        Interest Expense.    Interest expense was $8.1 million and $2.8 million in fiscal years 2007 and 2006, respectively. Our interest expense is a function of our debt obligations which increased in fiscal year 2007 compared to fiscal year 2006 due to the note offering completed in the first quarter of 2007. Interest expense in fiscal years 2007 and 2006 primarily represents interest on our convertible debt.

        Other Income and Expenses, Net.    Other expense, net was $79,000 for fiscal year 2007 and other expense income, net was $27,000 in fiscal year 2006, an expense increase of $106,000. The change in other expense in fiscal year 2007 from other income in fiscal year 2006 was attributable to various factors. We recorded a gain of approximately $3.0 million upon exchange of the convertible subordinated notes, partially offset by fees of $0.5 million related to the issuance of the new notes. We recorded a loss of approximately $1.0 million on the sale of land and approximately $1.0 million loss on other fixed assets. In addition, we experienced unfavorable foreign currency translation valuation fluctuations of approximately $0.7 million in fiscal year 2007 compared with fiscal year 2006.

        Income Taxes.    We recorded an income tax provision of $3.5 million and $5.9 million in fiscal years 2007 and 2006, respectively. The income tax expense for the periods consists primarily of foreign tax expense on earnings generated from our foreign operations.

        At November 3, 2007, we had unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $456.8 million and $10.6 million, respectively, which expire in 2018 through 2027. At November 3, 2007, we had unused net operating loss and tax credit carryforwards for state income tax purposes of approximately $103.7 million and $16.3 million, respectively, with varying expiration dates beginning in 2008. At November 3, 2007, we also had unused foreign tax credits of $8.3 million primarily related to the prior year Singapore repatriation, which expires in 2016. Utilization of the net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

        Realization of the net deferred tax assets is dependent on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Our net deferred tax asset balance as of November 3, 2007 was $0.4 million which relates to taxable income generated at our foreign subsidiaries. Our domestic tax assets reflect a full valuation allowance due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. Until such time, we do not expect to recognize any significant tax benefits in our results of operations.

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for income taxes, see Note 9 "Income Taxes" of the Notes to the consolidated financial statements.

  2006 vs. 2005

        Net sales.    Net sales increased 10% to $493.4 million in fiscal year 2006 from $446.6 million in fiscal year 2005. The increase in net sales was due primarily to increased demand of our analog mixed signal products. Furthermore, net sales have increased as our products gained market acceptance. The increase in net sales was offset by a decrease of net sales of our memory products as a result of our decision to shift resources away from the development of our next generation memory product in the third quarter of fiscal year 2006.

        Our net sales by product line in fiscal years 2006 and 2005 consisted of:

	2006	2005
SoC	34%	35%
Analog Mixed Signal	29	21
Memory	2	3
Design Characterization Group	8	11
Service	27	30

Total	100%	100%

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

        International net sales accounted for approximately 69% of total net sales in both fiscal years 2006 and 2005. Our net sales to the Asia Pacific region accounted for approximately 50% and 46% of total net sales in fiscal years 2006 and 2005, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile, and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities.

        Gross Margin.    Our gross margin as a percentage of net sales increased to 37% in fiscal year 2006 from 35% for fiscal year 2005. Gross margin for the fiscal year 2006 increased due to improved manufacturing efficiencies resulting from the consolidation of our manufacturing facilities offset by inventory write-downs charges of $36.1 million attributable to decreased demand for our memory and other legacy products as compared to inventory write-downs charges of $29.1 million in fiscal year 2005. In addition, the share-based compensation expense of $0.7 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to costs of good sold in fiscal year 2006. Our gross margin benefited by approximately $2.2 million or 1% and $6.2 million or 4% from the sale of fully reserved inventory during the fiscal years ended October 31, 2006 and 2005, respectively.

        Research and Development.    R&D expenses were $91.4 million in fiscal year 2006, compared to $92.5 million in the prior fiscal year, a decrease of 1%. The decrease in R&D expenses in fiscal year 2006 was primarily attributable to a decrease in compensation expense of approximately $3.8 million due to previous headcount reductions, a decrease in travel expenses of $0.3 million and a decrease in share-based compensation of $0.6 million partially offset by accelerated new product development investment costs of approximately $1.4 million. In addition, share-based compensation expense of $1.9 million related to employee stock options and employee stock purchases under SFAS 123(R) was charged to R&D in fiscal year 2006. R&D expenses as a percentage of net sales were 19% and 21% in fiscal years 2006 and 2005, respectively. The decrease in R&D expenses as a percentage of net sales is primarily attributable to lower R&D expenses and higher net sales during fiscal year 2006 as compared to fiscal year 2005.

        Selling, General and Administrative.    SG&A expenses were $117.6 million in fiscal year 2006, compared to $133.2 million in the prior fiscal year, a decrease of 12%. The decrease in SG&A expenses for fiscal year 2006 as compared to fiscal year 2005 was primarily due to a decrease in audit and Sarbanes-Oxley compliance related costs of $2.7 million, integration expense in fiscal year 2005 of $10.3 million with no comparable charges in fiscal year 2006, a decrease in depreciation expenses of $1.6 million, a decrease in rent expense of $2.5 million, a decrease in consigned product amortization expense of $1.7 million, a decrease in bad debt expenses of $3.1 million, a decrease in consulting and outside services of $0.8 million and a decrease in commission expenses of $0.7 million. The decrease in SG&A expenses was offset by an increase in compensation expense of $2.1 million, an increase in maintenance contract expenses of $0.6 million, an increase in postage and other general expenses of $1.0 million and an increase in share-based compensation expense of $3.0 million related to employee stock options and employee stock purchases under SFAS 123(R) charged to SG&A in fiscal 2006. As a percentage of net sales, SG&A expenses were 23% and 30% in fiscal years 2006 and 2005, respectively. The decrease in SG&A expenses as a percentage of net sales is primarily attributable to lower SG&A expenses coupled with higher net sales levels during fiscal year 2006 as compared to fiscal year 2005.

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

        Goodwill Impairment.    Effective November 1, 2002, we adopted SFAS 142, which was issued by the FASB in July 2001. Under this standard, we ceased amortizing goodwill effective November 1, 2002.

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

        We performed the first step of the interim SFAS 142 analysis, consisting of a comparison of the fair value of the reporting unit with our carrying amount, including the goodwill. The fair value was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, we assumed a forecasted cash flow period of 5 years, long-term annual growth rates of 0% to 12%, a discount rate of 20% and terminal value growth rates of 5%. We also considered our total market capitalization as of July 31, 2006, and our average market capitalization for the quarter in order to assess volatility of our market capitalization on that day. Based on the first step of the analysis, we determined that the carrying amount was in excess of its fair value. As such, we were required to perform the second step analysis to determine the amount of the impairment loss. The second step of the analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of our tangible and intangible assets (other than goodwill). Based on the second step of the analysis, we concluded that all of our recorded goodwill ($423.9 million) was impaired and as such recorded a noncash charge to continuing operations during the third quarter of fiscal year 2006.

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

Stock Options and Incentive Plan

        We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters over four years and expire seven to ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of November 3, 2007, we had approximately 2.3 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

        In April, July and August 2007, our Board of Directors approved inducement stock option grants to certain officers which were made outside of any current company plan. We elected to make inducement option grants to induce and attract higher qualified candidates to accept employment with us and to fill open officer positions. As of November 3, 2007, there were 780,000 shares issued under these awards.

        At November 3, 2007, there was $13.6 million of unrecognized share-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 2.8 years. At November 3, 2007, there was $0.4 million of unrecognized share-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a four-month period.

        See Note 7 "Share-Based Compensation" of the notes to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

        Net cash provided by operating activities during fiscal year 2007 was $64.8 million. The increase in cash provided by operating activities for fiscal 2007 resulted from net income of $12.5 million, non-cash charges related to depreciation and amortization of $50.0 million, provision for inventory write-downs of $1.4 million, share-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $5.4 million, the write-off of a long-term intellectual property asset of $0.7 million, and the loss on the sale of the Oregon real property and loss on disposal and impairment of fixed assets of $2.1 million. The increase in operating activities was offset by a decrease in working capital of $3.8 million, a gain on convertible notes exchanged of $3.0 million and a non-cash recovery for allowance for doubtful accounts of $0.4 million.

        Investing activities used net cash of approximately $57.3 million in fiscal year 2007, primarily attributable to cash used of $86.4 million to purchase available-for-sale securities and $5.9 million to purchase property and equipment to support our business. Net cash used in investing activities was partially offset by sales and maturities of available-for-sale securities of $31.1 million, proceeds from the sale of land in Oregon of $3.8 million.

        Financing activities used net cash of $72.9 million in fiscal year 2007. Net cash provided by financing activities primarily reflected $2.0 million received for the issuance of common stock relating to our employee equity plans, $44.1 million of proceeds resulting from the issuance of convertible notes and $30.0 million of proceeds resulting from the sale-leaseback transaction, offset by $3.3 million in payments made on debt and the direct lease financing.

        On February 28, 2007, we completed a sale-leaseback transaction involving our corporate headquarters located in Milpitas, California. The properties were sold to NRFC Milpitas Holdings, LLC (purchaser) for a total price of $30.0 million. Simultaneously, we agreed to lease the properties back from the purchaser for a period of 10 years, along with four, five-year renewal options upon expiration of the initial lease term. The lease was to commence on February 28, 2007 and will expire on February 28, 2017. The annual rent for the first year of the lease is approximately $2.5 million and will increase 2% for each of the following nine years until the expiration of the lease term. As part of the lease agreement, we issued a letter of credit in the amount of $5,090,400, which is used as security on the lease. The letter of credit will expire no sooner than December 31, 2010 unless, including among other conditions, we retire the 1.5% convertible subordinated notes due May 2008 (the Notes) and we do not within six months thereafter issue any new debt or equity. Under the terms of the letter of credit, the purchaser will have the right to draw down the amount of the rental obligations in the event we default on making the monthly payments. The letter of credit is collateralized by restricted cash.

        In August 2006, we implemented a plan to repatriate cash. In the first quarter of fiscal 2007, we repatriated approximately $7.1 million in unremitted foreign earnings.

        On December 20, 2006, we completed the exchange in an aggregate principal amount of $72.5 million of our 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5%

Convertible Senior Subordinated Notes due in May 2010, as well as the issuance of new 3.5% Convertible Senior Subordinated Notes (the "New Notes") with an aggregate principal amount of $50.0 million. The New Notes contain provisions known as net share settlement which required that, upon conversion of the New Notes, we will pay holders in cash for up to the principal amount of the converted New Notes. Any amount in excess of this cash will be settled in shares of our common stock, or at our option, cash.

        As of November 3, 2007, we had working capital of approximately $206.8 million, including cash, cash equivalents and short-term investments of $242.1 million, and accounts receivable and inventories totaling $126.7 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will also continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry's demand for automatic test equipment, including equipment manufactured and marketed by us. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. Events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

        We believe our current cash and investment positions will be sufficient to meet our anticipated business requirements for the next 12 months.

        We lease many of our facilities and equipment under operating leases that expire through 2017. The approximate future minimum lease payments at November 3, 2007 are as follows (in thousands):

Net Estimated Future Lease Expense
2008	$5,267
2009	4,537
2010	3,691
2011	3,339
2012	3,312
Thereafter	12,234

$32,380

        The following summarizes our minimum contractual cash obligations and other commitments at November 3, 2007, and the effect of such obligations in future periods (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$32,380	$5,267	$4,537	$3,691	$3,339	$3,312	$12,234
Convertible subordinated notes(1)	195,000	72,500	—	122,500	—	—	—
Interest on convertible subordinated notes	11,479	4,875	4,287	2,317	—	—	—
Open and non-cancelable purchase order commitments	38,985	36,358	2,390	223	14	—	—

Total contractual cash and other obligations	$277,844	$119,000	$11,214	$128,731	$3,353	$3,312	$12,234

(1)
This amount is recorded on the consolidated balance sheets as convertible subordinated notes.

        Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These purchases can lead us to holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At November 3, 2007, we had open and committed non-cancelable purchase orders totaling approximately $39.0 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at November 3, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

        As of November 3, 2007, our principal sources of liquidity consisted of approximately $179.3 million of cash and cash equivalents and short-term investments of $62.9 million.

        Off-Balance Sheet Arrangements.    As of November 3, 2007, we did not have any; (i) material off-balance-sheet arrangements; (ii) material commitments for capital expenditures; and (iii) special purpose entities.

Recent Accounting Pronouncements

        In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections," (SFAS 154) effective with fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made. This statement replaces APB Opinion No. 20, "Accounting Changes," and Statement of Financial Accounting Standard No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement addresses restatement of previously issued financial statements to reflect the correction of an error. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The adoption of SFAS 154 did not have a material effect on our consolidated financial position or results of operations.

        In November 2005, the FASB issued FASB Staff Position FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP 115-1 and 124-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on our consolidated financial position or results of operations.

        In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation.

        In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.

        In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 had no impact on our financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159). Under SFAS 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective as of the beginning of the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, United States Treasury notes and obligations of United States Government agencies, bank certificates of deposit, auction rate preferred securities, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted—average interest rates by year of maturity for our investment portfolio (in thousands, except percent amounts).

			Future maturities of investments held at November 3, 2007
	Balance October 31, 2006	Balance November 3, 2007
			2008	2009	2010	2011	Thereafter
Cash equivalents
Amounts	$95,635	$179,264	$179,264	$—	$—	$—	$—
Average rate	3.62%	4.58%	4.58%	—	—	—	—
Investments
Amounts	$7,177	$62,869	$60,418	2,001	—	—	—
Average rate	5.04%	5.27%	5.30%	5.38%	—	—	—

Total investment	$102,812	$242,133	$239,682	$2,001	—	—	—
Average rate	3.72%	4.76%	4.76%	5.38%	—	—	—
Equity instruments	$—	$—	$—	—	—	—	—

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

  Foreign Exchange

        We generate a significant portion of our sales from customers located outside the United States, principally in Asia and to a lesser extent Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currency. Our SZ product line is developed and manufactured in Germany and, thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. For the fiscal years ended November 3, 2007, October 31, 2006 and 2005, we recorded foreign currency losses of $1.0 million and $0.6 million and foreign currency gains of $1.6 million, respectively.

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

  Interest Rate Risk

        Our 1.5% Convertible Subordinated Notes with a maturity date of May 2008 bear interest at a fixed rate of 1.5%, and therefore changes in interest rates do not impact our interest expense on this debt. In addition, our 3.5% Convertible Subordinated Notes with a maturity date of May 2010 bear interest at a fixed rate of 3.5%, and therefore changes in interest rates do not impact our interest expense on this debt. We, from time to time, have outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, we expect that a 10% change in interest rate will not have any material effect on our interest expense.

Item 8.    Financial Statements and Supplementary Data

        For the years ended November 3, 2007, October 31, 2006 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Credence Systems Corporation

        We have audited the accompanying consolidated balance sheets of Credence Systems Corporation and subsidiaries as of November 3, 2007 and October 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 3, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credence Systems Corporation and subsidiaries at November 3, 2007 and October 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Credence Systems Corporation's internal control over financial reporting as of November 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 15, 2008 expressed an unqualified opinion thereon.

        As discussed in Note 7 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2006 Credence Systems Corporation changed its method of accounting for stock based compensation.

                      /s/ ERNST & YOUNG LLP

San Jose, California
January 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Credence Systems Corporation

        We have audited Credence Systems Corporation 's internal control over financial reporting as of November 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Credence Systems Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Credence Systems Corporation maintained, in all material respects, effective internal control over financial reporting as of November 3, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credence Systems Corporation as of November 3, 2007 and October 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 3, 2007 of Credence Systems Corporation and our report dated January 15, 2007 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Jose, California
January 15, 2008

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	November 3, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$179,264	$95,635
Short-term investments	62,869	7,177
Accounts receivable, net of allowances of $883 and $1,591, respectively	64,174	114,796
Inventories	62,506	55,200
Income tax receivable	440	275
Deferred income taxes	9,902	9,875
Prepaid expenses and other current assets	16,260	14,511

Total current assets	395,415	297,469
Property and equipment, net	75,299	87,175
Goodwill	2,606	—
Other intangible assets, net of accumulated amortization of $106,042 and $88,170, respectively	65,966	83,878
Other assets (includes $6,911 and $1,255, respectively in restricted cash)	50,026	49,072

Total assets	$589,312	$517,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,365	$32,477
Accrued expenses and other liabilities	29,500	37,251
Convertible subordinated notes, current portion	70,700	—
Accrued payroll and related liabilities	16,715	17,496
Deferred revenue	27,679	21,935
Income tax payable	8,563	14,893
Accrued warranty	12,384	13,514
Deferred profit	2,703	6,143

Total current liabilities	188,609	143,709
Convertible subordinated notes, long term portion	119,728	145,000
Long-term deferred income taxes	9,473	9,473
Long-term restructuring liabilities	1,249	2,545
Other liabilities	33,998	4,141

Total liabilities	353,057	304,868
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 41,304 shares authorized, zero shares issued and outstanding as of November 3, 2007 and October 31, 2006	—	—
Common stock, $0.001 par value; 150,000 shares authorized, 101,660 and 100,610 shares issued and outstanding at November 3, 2007 and October 31, 2006, respectively	102	101
Additional paid-in capital	1,068,710	1,061,342
Accumulated other comprehensive income	5,825	2,119
Accumulated deficit	(838,382)	(850,836)

Total stockholders' equity	236,255	212,726

Total liabilities and stockholders' equity	$589,312	$517,594

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005
Net sales:
Systems and upgrades	$357,657	$358,769	$313,362
Service and spare parts	103,482	134,605	133,277

Total net sales	461,139	493,374	446,639
Cost of goods sold:
Systems and upgrades	165,946	226,990	208,463
Service and spare parts	77,096	82,014	81,557

Total cost of goods sold	243,042	309,004	290,020

Gross margin	218,097	184,370	156,619
Operating expenses:
Research and development	77,155	91,372	92,538
Selling, general and administrative	105,478	117,596	133,166
Amortization of purchased intangible assets & deferred compensation	17,872	17,237	23,470
Goodwill impairment	—	423,875	—
Restructuring charges	445	11,002	17,605

Total operating expenses	200,950	661,082	266,779

Operating income (loss)	17,147	(476,712)	(110,160)
Interest income	6,981	3,744	2,777
Interest expense	(8,101)	(2,760)	(3,226)
Other income and (expenses), net	(79)	27	2,066

Income (loss) before income tax provision	15,948	(475,701)	(108,543)
Income tax provision	3,494	5,884	11,389

Net income (loss)	$12,454	$(481,585)	$(119,932)

Net income (loss) per share
Basic	$0.12	$(4.82)	$(1.28)

Diluted	$0.12	$(4.82)	$(1.28)

Number of shares used in computing per share amounts
Basic	101,085	99,981	93,864

Diluted	101,129	99,981	93,864

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock		Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
					Additional Paid-in Capital			Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at October 31, 2004	12,328	12	85,413	86	1,045,665	(129)	(2,560)	(8,600)	2,924	(249,319)	788,208

Schlumberger Liability Settlement	—	—	615	1	4,999	—	—	—	—	—	5,000
Conversion of preferred stock to common stock	(12,328)	(12)	12,328	12	—	—	—	—	—	—	—
Issuance of common stock under employee equity plans	—	—	1,092	1	5,580	129	2,560	—	—	—	8,141
Amortization of deferred compensation	—	—	—	—	—	—	—	3,027	—	—	3,027
Write-off of deferred compensation	—	—	—	—	(1,390)	—	—	1,390	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(119,932)	(119,932)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(566)	—	(566)
Plus: reclassification adjustment for realized gains included in earnings	—	—	—	—	—	—	—	—	283	—	283
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(2,132)	—	(2,132)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(122,347)

Balance at October 31, 2005	—	—	99,448	100	1,054,854	—	—	(4,183)	509	(369,251)	682,029

Issuance of common stock under employee equity plans	—	—	1,162	1	4,880	—	—	—	—	—	4,881
Share-based compensation	—	—	—	—	5,791	—	—	—	—	—	5,791
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	—	—	(4,183)	—	—	4,183	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(481,585)	(481,585)
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(401)	—	(401)
Plus: reclassification adjustment for realized gains included in earnings	—	—	—	—	—	—	—	—	191	—	191
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	1,820	—	1,820
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(480,459)

Balance at October 31, 2006	—	—	100,610	101	1,061,342	—	—	—	2,119	(850,836)	212,726

Issuance of common stock under employee equity plans	—	—	1,050	1	2,033	—	—	—	—	—	2,034
Share-based compensation	—	—	—	—	5,335	—	—	—	—	—	5,335
Net income	—	—	—	—	—	—	—	—	—	12,454	12,454
Net unrealized loss on securities, net of tax	—	—	—	—	—	—	—	—	(5)	—	(5)
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	3,711	—	3,711
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	16,160

Balance at November 3, 2007	—	$—	101,660	$102	$1,068,710	—	$—	$—	$5,825	$(838,382)	$236,255

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005
Cash flows from operating activities:
Net loss	$12,454	$(481,585)	$(119,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,026	52,508	68,825
Inventory write downs and non-cash charges related to restructuring	1,438	37,944	35,481
Adjustment (impairment) of goodwill	—	423,875	—
(Recovery) provision for allowance for doubtful accounts	(438)	(83)	2,985
Share-based compensation(1)	5,353	5,671	3,027
Loss on disposal and impairment of long-term intellectual property asset	679	—	—
Loss on disposal of property and equipment	2,107	44	111
Loss on impaired investment	—	945	—
Gain repurchases of convertible subordinated notes	(2,955)	(2,777)	—
Realized net loss (gain) from investments	—	(302)	—
Changes in operating assets and liabilities:
Accounts receivable, net	52,472	92	4,579
Inventories	(9,412)	(13,757)	14,817
Income tax receivable and payable	(7,659)	(4,370)	6,466
Prepaid expenses and other assets	(18,138)	(8,596)	(13,097)
Accounts payable	(12,411)	(13,794)	(5,670)
Accrued expenses and other current liabilities	(4,708)	(4,801)	1,737
Deferred profit	(3,973)	1,031	(4,611)

Net cash provided by (used in) operating activities	64,835	(7,955)	(5,282)
Cash flows from investing activities:
Purchases of available-for-sale securities	(86,431)	(31,581)	(100,775)
Sales and maturities of available-for-sale securities	31,132	32,297	162,552
Acquisition of property and equipment	(5,858)	(5,756)	(14,812)
Proceeds from sale of property and equipment and leased equipment	3,825	2,515	809
Acquisition of business, net of cash and cash equivalents acquired	—	(4,643)	—

Net cash (used in) provided by investing activities	(57,332)	(7,168)	47,774
Cash flows from financing activities:
Issuance of common & treasury stock	2,034	4,881	8,141
Proceeds from issuance of convertible notes, net of issuance costs	44,129	—	—
Proceeds from sale-leaseback	30,000	—	—
Payments of bank loans and notes payable related to leased products	(3,313)	(5,000)	(1,058)
Repurchases of convertible subordinated notes	—	(31,850)	—

Net cash provided (used in) by financing activities	72,850	(31,969)	7,083
Effects of exchange rate on cash and cash equivalents	3,276	547	(1,447)

Net (decrease) increase in cash and cash equivalents	83,629	(46,545)	48,128
Cash and cash equivalents at beginning of the period	95,635	142,180	94,052

Cash and cash equivalents at end of the period	$179,264	$95,635	$142,180

Supplemental disclosures of cash flow information:
Interest paid	$4,736	$2,913	$3,007
Income taxes paid (received)	$11,347	$10,822	$3,992
Noncash investing activities:
Net transfers of inventory to property and equipment	$1,990	$2,905	$640
Schlumberger's liability settlement using Credence common stock	$—	$—	$5,000
Unrealized loss on securities	$(5)	$(210)	$(283)

(1)
During fiscal year 2007 and 2006, the Company recorded a total of approximately $5,335,000 and $5,791,000, respectively in share-based compensation charges of which $102,000 and $120,000 was capitalized as inventory at November 3, 2007 and October 31, 2006 from SFAS No. 123(R) adoption.

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

        The Company has subsidiaries in Singapore, Taiwan, China and Japan engaged in sales, marketing and service of the Company's products and subsidiaries in Korea, Malaysia, and the Philippines engaged in service of the Company's products. The Company also has European subsidiaries, which principally distribute, service, and support Credence products in Europe and the Middle East. The Company maintains research and development in the U.S., France, Germany, and the UK, and manufacturing in the U.S. and Germany.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year's presentation. Effective in the first quarter of fiscal 2007, the Company reclassified engineering consulting and customized services as net sales instead of as an offset to selling, general, and administrative expenses. The labor and material associated with the delivery of these services which had previously been reported as selling, general, and administrative expenses are classified as cost of goods sold. For the fiscal year ended November 3, 2007, the total amount of engineering consulting and customized services classified as net sales is $14.4 million and the related amount of cost of goods sold is $10.6 million. For comparative purposes, fiscal year ended October 31, 2006, $18.9 million has been reclassified as net sales and the related cost of goods sold of $11.9 million for the fiscal year ended October 31, 2006 has been reclassified to cost of goods sold from selling, general, and administrative expenses. For comparative purposes, for fiscal year ended October 31, 2005, $17.3 million has been reclassified as net sales and the related cost of goods sold of $11.0 million for the fiscal year ended October 31, 2005 has been reclassified to cost of goods sold from selling, general, and administrative expenses. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

        Fiscal Year—Starting with fiscal 2007, the Company changed its fiscal year end from October 31 to a 52 or 53 week year ending on the Saturday closest to October 31. Fiscal year 2007 is a 52 week fiscal year ending on November 3, 2007 in which each fiscal quarter is a 13-week quarter. This change had no impact on the Company's results of operations, financial position, or cash flows.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.

        Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Estimates are used for, but not limited to, the accounting for revenue

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

recognition, allowance for doubtful accounts, inventory valuation, depreciation and amortization, share-based compensation valuation, residual values of leased assets, product maturity and receivable collectability for purposes of revenue recognition, warranty costs, restructuring costs, asset retirement obligations, deferred taxes and contingencies.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company records its allowances, or bad debt expenses, as selling, general and administrative expenses. Allowances are estimated on outstanding receivable balances based on credit risk assigned to the respective customer. The credit risk categories are determined by a variety of factors including, but not limited to, current financial position and payment history of the customer. The Company will also estimate additional allowances based on percentages on certain aged receivable balances. In addition, when the Company becomes aware that a specific customer is unable to meet its financial obligations to the Company, the Company records a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance.

        Due to the cyclical nature of the semiconductor equipment industry, the Company monitors its inventory levels in light of changes in the marketplace. In fiscal years 2007 and 2006, the Company recorded inventory write-downs totaling approximately $1.4 million and $36.1 million, respectively.    The fiscal year 2007 write-down was related to the Company's Diagnostics and Characterization product line. The fiscal year 2006 inventory write-down related to decreased demand for the Company's memory and other legacy products.

        Residual values assigned to the Company's products that are leased to customers are based on their remaining useful economic life at the end of the lease terms. The amounts assigned to the residual values are evaluated periodically against technological change and the forecasted business cycle.

Revenue Recognition

        Under Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition," (SAB 104), the Company recognizes revenue on the sale of semiconductor manufacturing equipment when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectability is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue recognition policies are applied consistently among the Company's semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achieving the customer acceptance criteria can be demonstrated prior to shipment, which generally occurs with mature product. Revenue related to the fair value of the installation obligation is recognized upon completion of the installation. Service revenues are generally recognized upon performance of the activities requested by the customers. Products are classified as mature after several different customers have accepted similar systems. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For some customers in certain countries where collections may be uncertain, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized. Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases," (SFAS 13), which requires that a lessor account for each lease by either the sales-type or

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

        During fiscal years 2007, 2006 and 2005, the Company introduced several new enhancements, systems and products. Certain revenue from sales of these new systems and products during fiscal years 2007, 2006 and 2005 were deferred until the revenue recognition requirements of the Company's revenue recognition policy are satisfied. This practice will continue in the future. In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company's existing testers. Delays in introducing a product or delays in the Company's ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

        With respect to arrangements with multiple deliverables, the Company follows the guidance in Emerging Issue Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21), to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company then allocates the total fee on such arrangements to the individual units of accounting using the residual method. The Company then recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

        Sales in the United States are principally made through the Company's direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company's distributor relationships. Because of these business circumstances, the Company does not use "price protection," "stock rotation" or similar programs with its distributors. In general, the Company sells products to the distributor on the basis of a purchase order received from an end customer. The Company evaluates any revenue recognition issues, in such cases, based on the characteristics of the end customer.

        The Company has embedded software in its semiconductor manufacturing equipment. The Company believes this embedded software is incidental to its products and therefore it is excluded from the scope of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), since the embedded software in the Company's products is not sold separately, cannot be used on another vendor's products, and the Company cannot fundamentally enhance or expand the capability of the equipment with new or revised embedded software. In addition, the equipment's principal performance characteristics are governed by digital speed and pin count, which are primarily a function of the hardware.

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

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

extended warranty services with a fixed fee. The fixed fees are recognized as revenue on a straight-line basis over the applicable term of the contract. Costs related to extended warranty services are recorded as incurred.

        For certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company's receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these extended payment term accounts receivable.

Advertising

        Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses were approximately $34,000, $128,000 and $201,000 in fiscal years 2007, 2006 and 2005, respectively.

Derivative Instruments and Hedging Activities

        The Company follows Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), as amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company does not currently use derivatives, but will continue to assess the need for these instruments in the future.

Foreign Currency Translation

        The Company's international subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average rates for the period. The resulting cumulative translation adjustments are presented as a separate component of stockholders' equity. Realized and unrealized exchange gains or losses from transaction adjustments are reflected in operations and based on past experiences have not been material.

Guarantees

        The Company accounts for guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" (FIN 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN 45, (b) the guarantee is subject to FIN 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has evaluated its guarantees and has concluded that they are either not within the scope of FIN 45 or do not require recognition in the financial statements.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

        The Company's corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company's request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company's by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of November 3, 2007.

        As is customary in the Company's industry and as provided for under local law in the United States and other jurisdictions, many of the Company's standard contracts provide remedies to customers and others with whom the Company does business, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. From time to time, the Company indemnifies customers, as well as the Company's suppliers, contractors, lessors under operating lease agreements for environmental matters, lessees, companies that purchase the Company's businesses or assets and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company's products and services such as warranty, the use of their goods and services, the use of facilities and state of the Company's owned facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. Based on past experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Cash, Cash Equivalents, and Short-Term Investments

        For purposes of cash flow reporting, the Company considers all highly liquid investments with minimum yield risks and original maturity dates of three months or less to be cash equivalents. Short-term investments consist primarily of Corporate Debt and obligations of U.S. Government agencies, carried at amortized costs adjusted to fair market value.

        At November 3, 2007 and October 31, 2006, the Company classified all investments as available-for-sale and reported their fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in equity until disposition.

        Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The Company reviews all marketable equity securities for other than temporary declines in fair value. In doing so, the Company evaluates the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company, and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company considers circumstances where, as of the end of any quarter, the carrying value of a marketable equity security has been greater than its

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

market value for the last six consecutive months, to be de-facto evidence of other than temporary impairment. The Company performs its evaluation of other than temporary impairment on a quarterly basis. Based on the Company's evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in "Other income and expenses, net" in the consolidated statements of operations. There was no impairment charge recorded in fiscal years 2007, 2006 and 2005. In addition, the cost of securities sold is based on the specific identification method.

        Gross unrealized gains and losses were not significant in fiscal years 2007 and 2006. The realized profits (losses) and interest of $0 million, $0.3 million and $0 million are included in interest income in the consolidated statements of operations for fiscal years 2007, 2006 and 2005, respectively. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in the consolidated statements of stockholders' equity.

        The fair market value of cash equivalents, short-term and investments in long-term debt securities represents the quoted market prices at the balance sheet dates. Cash and cash equivalents are categorized as follows (in thousands):

	November 3, 2007	October 31, 2006
Money market	$135,017	$44,058
Cash	44,247	51,577

Cash and cash equivalents	$179,264	$95,635

        Short-term investments mature in one year or less while long-term investments mature in more than one year from the balance sheet date. At November 3, 2007 and October 31, 2006, these investments are classified as available-for-sale and consist of the following (in thousands):

	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Aggregate Fair Value
	(In thousands)
November 3, 2007
Government agency securities	$10,444	$4	$—	$10,448
Corporate debt	51,952	26	(7)	51,971
Other	450	$—	$—	450

Short-term investments	$62,846	$30	$(7)	$62,869

October 31, 2006
Auction rate preferred	$7,177	$—	$—	$7,177

Short-term investments	$7,177	$—	$—	$7,177

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

        The estimated fair value of cash, cash equivalents and short-term investments classified by the maturity date listed on the security is as follows (in thousands):

	For Year Ended
	November 3, 2007	October 31, 2006
Due within 1 year	$240,133	$100,816
Due in 2009 and 2008, respectively	2,000	1,996

Cash, cash equivalents and short-term investments	$242,133	$102,812

Inventories

        Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Shipping and handling expenses for purchased inventory items are expensed to cost of goods sold. Inventories consist of the following (in thousands):

	For Year Ended
	November 3, 2007	October 31, 2006
Raw materials	$43,501	$36,436
Work-in-process	15,837	14,097
Finished goods	3,168	4,667

	$62,506	$55,200

        The Company makes inventory commitments and purchase decisions based upon sales forecasts. Each year the Company forecasts an annual operating plan. The Company also has a 12-month rolling forecast that estimates business levels for the next four quarters. These forecasts require the Company to estimate its ability to sell current and future products in the next cyclical period of the industry and compare those estimates with its current inventory levels. It is difficult to predict the timing of the next recovery or recession as well as the strength of that recovery or recession. The Company sells capital equipment with relatively longer technological lives than many of the components that are included in the manufacture of its products. Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (approximately four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels with the associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. This resulted in the Company entering into a variety of purchase commitments in order to mitigate component supply constraints, capture purchasing efficiencies and obtain supplies of components that are nearing end of life.

        The Company reviews excess and obsolete inventory on an annual basis in light of its three year strategic planning process and then again on a quarterly basis for significant events that might have an impact on inventories. In evaluating the need for inventory write-offs, the Company considers a number of factors including anticipated product life cycles, new product introductions, and expected future use of all raw materials, work-in-process, and finished goods on hand as well as purchase order commitments to purchase inventory. If the forecasts or estimates change, or product roadmaps change, then the Company would need to adjust its assessment of the inventory valuations. The Company

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

reviews inventory on a cyclical basis rather than a seasonal or annual basis because of the nature of its industry, the relatively long lives of its products and the volatility of the business from quarter to quarter. Once the Company has identified excess or obsolete inventory materials, including purchase commitments, it considers alternative future uses for the items in question. In cases where no alternative future uses have been identified, and if the Company concludes that it is probable that the costs associated with the excess or obsolete materials will not be recovered, then an appropriate write-off is recorded. The Company then writes off 100% of the cost of inventory that it specifically identifies. The Company does not as a matter of course scrap all inventory that is identified as excess or obsolete. The Company's products are capital goods with potentially long economic lives and historically the opportunity to sell these products has risen or fallen unexpectedly. The Company has occasionally encountered unexpected demand for old products. The Company monitors the inventories that have been written off or written down but not scrapped, so that if any sales of these items occur and affect the Company's reported gross margins, the effect, if material is disclosed.

        The Company consigns a portion of its finished goods inventory to both external and internal customers on a short-term basis primarily for the purpose of customer demonstration. This inventory is categorized as other assets or other long term assets on the consolidated balance sheet. The Company depreciates all consigned inventories during the period that they are held on consignment over 18 to 36 months. The depreciation expense for consigned inventory is charged to selling, general and administrative expense.

Property and Equipment, Net and Other Intangible Assets

        Machinery and equipment, software and furniture and fixtures are stated at cost and are depreciated using the straight-line method over three years. Personal computer equipment that meets the Company's capitalization threshold is depreciated using the straight-line method over two years. Leasehold improvements are depreciated using the straight-line method over the shorter of seven years or the applicable lease term. Tenant improvements in owned facilities are generally depreciated over seven years. Buildings are depreciated using the straight-line method over the assets' estimated useful lives of thirty years.

        Property and equipment, net consists of the following (in thousands):

	Year Ended
	November 3, 2007	October 31, 2006
Land	$19,320	$24,381
Buildings	36,298	35,876
Machinery and equipment	108,839	106,824
Software	34,059	33,731
Leasehold improvements	41,663	40,734
Furniture and fixtures	10,061	10,696

	250,240	252,242
Less accumulated depreciation	(174,941)	(165,067)

Net property and equipment	$75,299	$87,175

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

        Depreciation expense was approximately $14.3 million, $16.0 million and $24.6 million for the years ended November 3, 2007, October 31, 2006 and 2005, respectively.

        In addition, the Company capitalizes a small number of finished systems into the manufacturing function for use in de-bug, quality control, and development as well as the sales function for use in demonstrations and application development. These items are depreciated using the straight-line method over three years.

        Other intangible assets, excluding goodwill, consist of the following (in thousands):

November 3, 2007	Cost	Accumulated Amortization	Net

Purchased technology	$128,441	$(74,185)	$54,256
Customer relations	21,202	(13,862)	7,340
Maintenance contracts	13,800	(9,430)	4,370
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,008	$(106,042)	$65,966

October 31, 2006	Cost	Accumulated Amortization	Net
Purchased technology	$128,481	$(60,977)	$67,504
Customer relations	21,202	(11,958)	9,244
Maintenance contracts	13,800	(6,670)	7,130
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,048	$(88,170)	$83,878

        The company amortizes other intangibles using the straight-line method. The weighted average amortization period for purchased technology, customer relations and maintenance contracts is nine, seven and five years, respectively. The weighted average amortization period for total other intangible assets is approximately 8.6 years. Amortization expenses for the other intangible assets were $17.9 million, $17.2 million and $20.4 million for fiscal 2007, 2006 and 2005, respectively.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

        The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Fiscal Year Ending	Amount
2008	$15,856
2009	13,503
2010	10,038
2011	8,143
2012	7,135
Thereafter	11,291

Total	$65,966

Accounting for Asset Retirement Obligations

        In fiscal year 2004, the Company adopted Statement of Financial Accounting Standards No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company has various lease properties which leasehold improvements were completed at various times. As of November 3, 2007, the Company has a balance of $1.4 million recorded in "Accrued expenses and other liabilities" in the consolidated balance sheets, to return the properties at these sites to their original condition upon lease termination.

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

Post-Employment Benefits

        Post-employment benefits accrued for workforce reductions related to restructuring activities initiated in and after October 2004 are accounted for under Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-employment Benefits," (SFAS 112). A liability for

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Other Balance Sheet Components

        Prepaid expenses and other current assets consist of the following (in thousands):

	November 3, 2007	October 31, 2006
Short-term lease receivables	$98	$92
Receivable from contract equipment manufacturers	2,098	2,565
Other prepaid expenses	14,064	11,854

Total	$16,260	$14,511

        Other assets consist of the following (in thousands):

	November 3, 2007	October 31, 2006
Long-term lease receivables	$193	$314
Equipment on lease	1	185
Product spares	32,077	33,633
Product consignment	6,179	9,811
Other assets	11,576	5,129

Total	$50,026	$49,072

        Product spare parts that are used in the Company's service business are classified as other assets and are depreciated using the straight-line method over five years. Amortization expense was approximately $11.1 million, $10.9 million, and $9.3 million for fiscal years 2007, 2006, and 2005 respectively.

        Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 18 to 36 months. Amortization expense was approximately $4.6 million, $7.9 million, and $13.5 million for fiscal years 2007, 2006, and 2005, respectively.

        Accrued expenses and other liabilities consist of the following (in thousands):

	November 3, 2007	October 31, 2006
Accrued distributor commissions	$2,024	$2,724
Accrued bonuses	2,517	5,914
Accrued restructuring expenses	2,213	8,305
Accrued value added taxes	3,436	2,602
Accrued interest expense	2,464	993
Other accrued liabilities	16,846	16,713

	$29,500	$37,251

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

Net Income (loss) Per Share

        Basic and diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share would be based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

        The following table sets forth the computation of basic and diluted income (loss) per share for the fiscal years ended November 3, 2007, October 31, 2006 and 2005 (in thousands, except per share amounts):

	2007	2006	2005
Numerator:
Numerator for basic net income (loss) per share—net income (loss)	$12,454	$(481,585)	$(119,932)
Effect of convertible subordinated notes interest expense and amortization of origination fees	—	—	—

Numerator for diluted net income (loss) per share—net income (loss)	$12,454	$(481,585)	$(119,932)

Denominator:
Basic average shares outstanding	101,085	99,981	93,864
Effect of convertible subordinated notes	—	—	—
Effect of dilutive options	44	—	—

Denominator for diluted earnings per share	101,129	99,981	93,864

Basic net income (loss) per share	$0.12	$(4.82)	$(1.28)
Diluted net income (loss) per share	$0.12	$(4.82)	$(1.28)

        During fiscal year 2007, the Company excluded options to purchase 15,266,005 shares of common stock from the diluted income per share calculation, as their effect was anti-dilutive. During fiscal year 2006, the Company excluded options to purchase 17,091,749 shares of common stock from the diluted loss per share calculation, as their effect was anti-dilutive. During fiscal year 2005, the Company excluded options to purchase 18,158,000 shares of common stock from the diluted loss per share calculation, as their effect was anti-dilutive.

        With respect to the convertible subordinated notes issued in June 2003, during fiscal 2007, the Company excluded 6,410,256 shares issuable under the terms of the notes from the diluted income per share calculation, as their effect on an as if converted method was anti-dilutive. During fiscal year 2006, the Company excluded 12,820,513 shares from the diluted loss per share calculation, as their effect was anti-dilutive. During fiscal year 2005, the Company excluded 15,915,119 shares from the diluted loss per share calculation, as their effect was anti-dilutive.

        With respect to the convertible subordinated notes issued in December 2006, in accordance with EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion" and Statement of Financial Accounting Standard No. 128 "Earnings per Share", there were no shares included in the diluted earnings per share calculation for the fiscal year 2007. The principal portion of

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

the notes were excluded from the per share calculation as this portion of the obligation can only be settled in cash. There were no incremental shares under the as if converted method as the initial conversion per share price of $8.25 exceeded the Company's share price for the fiscal year ended November 3, 2007.

Recent Accounting Pronouncements

        In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections," (SFAS 154) effective with fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made. This statement replaces APB Opinion No. 20, "Accounting Changes," and Statement of Financial Accounting Standard No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. Under this pronouncement changes are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application means the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement addresses restatement of previously issued financial statements to reflect the correction of an error. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The adoption of SFAS 154 did not have a material effect on its consolidated financial position or results of operations.

        In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP 115-1 and 124-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company's consolidated financial position or results of operations.

        In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations and cash flows.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—(Continued)

        In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning November 2, 2008.. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning November 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

        In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 had no impact on the Company's financial position, results of operations and cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159). Under SFAS 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

Note 2—Acquisitions

        Hypervision, Inc.:

        In May 2006, the Company acquired Hypervision, Inc. (Hypervision). Hypervision designed, developed and manufactured system solutions, which involved emission emiscope and laser signal injection technology. The Company believes that the acquisition of Hypervision enables the Company to provide customers with various emission microscopy products, supplementing the Company's current diagnostic and characterization products. Under the term of the agreement, the Company agreed to pay Hypervision $4.7 million in cash, of which $3.2 million was paid at closing. In addition, the Company assumed approximately $1.8 million of liabilities, offset by $1.0 million in assets assumed. The Company originally retained the remaining purchase price amount of $1.5 million for possible breach of general representations and warranties and payment of $1.0 million of the retained amount was made in May 2007, and the remaining $0.5 million is due approximately two years after the closing date in the event no such breach of general representations or warranties exists. Of the $4.7 million to be paid, approximately $0.5 million was accounted for as goodwill.

        The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations," (SFAS 141), and accordingly, the tangible assets acquired and liabilities assumed were recorded at their estimated fair value at the date

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Acquisitions—(Continued)

of the acquisition. The results of operations of Hypervision have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

        The Company allocated $0.5 million to goodwill, $3.7 million to purchased technology, $1.4 million to customer relations and $0.8 million to liabilities, net of liabilities assumed and assets acquired. During the third fiscal quarter of 2007, the Company recorded goodwill related to pre-acquisition tax contingencies associated with this transaction.

        The purchased technology will be amortized on a straight-line basis over a three-year period. The customer relations will be amortized on a straight-line basis over an eight-year period.

Note 3—Goodwill and Other Intangible Assets

  Goodwill Impairment

        Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (SFAS 142), which was issued by the FASB in July 2001. Under this standard, the Company ceased amortizing goodwill effective November 1, 2002.

        SFAS 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS 131). A reporting unit would be one level below the operating segment if a component of an operating segment is a business as described under United States Generally Accepted Accounting Principles and (1) is a separable unit that engages in business activities for which discrete financial information is available, (2) has economic characteristics different from other components of the operating segment, and (3) operating results of the component are reviewed regularly by the segment manager. The Company operates in one industry segment, advanced semiconductor test and diagnostic systems. The Company also has a single reporting unit for purposes of SFAS 142, automated test equipment (ATE), primarily because all of the Company's ATE operations are subject to similar economic characteristics. In addition, all the Company's products have common production processes, customers, and product life cycles.

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

        The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Goodwill and Other Intangible Assets—(Continued)

goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.

        The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, discount rates and terminal growth rates, reflect the Company's best estimates.

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

        Based on a combination of factors that came into existence and were identified during the third quarter of fiscal 2006, particularly: (1) the Company's changed current and projected operating results reflecting lower demand from major customers; and (2) the Company's current market capitalization which was significantly less than its book value for the preceding 10 weeks prior to the end of the third quarter, the Company concluded there were sufficient indicators to require it to assess whether any portion of its recorded goodwill balance was impaired. The Company determined, based on its estimates of forecasted discounted cash flows and its market capitalization, that its goodwill was impaired at July 31, 2006. Further analysis indicated that the entire balance of goodwill was impaired and an impairment charge of $423.9 million was recorded in the third quarter of fiscal 2006. Other long-lived assets were assessed for impairment prior to the performance of the SFAS 142 analysis and were determined not to be impaired.

        The Company performed the first step of the interim SFAS 142 analysis, consisting of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The fair value was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, the Company assumed a forecasted cash flow period of 5 years, long-term annual growth rates of 0% to 12%, a discount rate of 20% and terminal value growth rates of 5%. The Company also considered its total market capitalization as of July 31, 2006, and its average market capitalization for the quarter in order to assess volatility of its market capitalization on that day. Based on the first step analysis, the Company determined that the carrying amount was in excess of its fair value. As such, the Company was required to perform the second step analysis to determine the amount of the impairment loss. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of the Company to the Company's tangible and intangible assets (other than goodwill). Based on the second step analysis, the Company concluded that all of its recorded goodwill ($423.9 million) was impaired and as such recorded a noncash charge to continuing operations during the third quarter of fiscal year 2006.

        As mandated by SFAS 142, the Company completed its annual goodwill impairment test as of November 3, 2007 during the fourth quarter of the 2007 fiscal year. The company determined that,

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Goodwill and Other Intangible Assets—(Continued)

based on market capitalization and on the test which indicated that the sum of the expected discounted cash flows from the assets exceeded the carrying value of the assets, the goodwill was not impaired.

  Other Acquisition-Related Intangible Assets Impairment

        As of November 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144).

        Prior to assessing goodwill for impairment, the Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, purchased intangible assets, and property and equipment, in accordance with SFAS 144, "Accounting for the Impairment or Disposal for Long-Lived Assets," whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company's market value, or significant reductions in projected future cash flows. In assessing the recoverability of the Company's long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company's weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company's tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company's long-lived assets, thereby requiring the Company to write down the assets. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of one to ten years.

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

        The Company updated its analysis as of November 3, 2007 and as the forecasted undiscounted cash flows exceeded the carrying value the Company concluded that there was no impairment to its long-lived assets at November 3, 2007.

Note 4—Restructuring Charges

        During previous years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and economic downturns. The measures, which

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Restructuring Charges—(Continued)

included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company's capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space. The restructuring charges include employee severance and benefit costs, and costs related to leased facilities vacated, net of estimated sublease income. Severance and benefit costs and other costs associated with restructuring activities were recorded in compliance with Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146). During October 2004, the Company also adopted Statement of Financial Accounting Standard No. 112, "Employer's Accounting for Post Employment Benefits," (SFAS 112), for severance and benefit costs as the Company concluded that (a) the Company has a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated. This accounting for restructuring costs requires the Company to record provisions and charges when it has a formal and committed restructuring plan.

        The following tables illustrate the restructuring cost activity for the year ended November 3, 2007 and the estimated timing of future payouts for the major restructuring categories (in thousands):

	Balance at October 31, 2006	Charges	Utilized	Adjustments	Balance at November 3, 2007
Severance	$(5,029)	$—	$4,479	$(445)	$(995)
Operating leases	(5,554)	—	3,137	—	(2,417)

Total	$(10,583)	$—	$7,616	$(445)	$(3,412)

Estimated timing of future payouts:
Fiscal year 2008					$2,163
Fiscal year 2009					1,249

Total					$3,412

        During the fiscal year 2007, the Company recorded the following activity related to restructuring charges:

  •
  The severance and other related charges amounted to $0.4 million, which accounted for adjustments to previous headcount reductions. The affected employees were across all business functions and throughout the world.

        The following table illustrates the restructuring cost activity for the year ended October 31, 2006 for the major restructuring categories (in thousands):

	Balance at October 31, 2005	Charges	Utilized	Adjustments	Balance at October 31, 2006
Severance	$(2,892)	$(10,106)	$7,592	$377	$(5,029)
Operating leases	(10,415)	(628)	5,258	231	(5,554)
Other liabilities	(1,369)	(895)	2,245	19	—

Total	$(14,676)	$(11,629)	$15,095	$627	$(10,583)

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Restructuring Charges—(Continued)

        During the fiscal year 2006, the Company recorded the following activity related to restructuring charges:

  •
  The severance and other related charges amounted to $9.7 million, which accounted for headcount reduction of approximately 270 employees. The affected employees were across all business functions and throughout the world.

  •
  The property and equipment write off, amounting to $0.2 million, resulted from the Company's decision to discontinue its memory product.

  •
  The operating lease charges of $0.4 million resulted from vacating facilities related to the memory product.

  •
  Other liabilities of $0.7 million which represents cancellation fees of early termination of certain outsourcing contracts related to the memory product.

        In July 2006, the Company entered into a lease buyout agreement with a landlord for a vacant San Jose building. The agreement terminated the initial lease arrangement and the Company agreed to pay $8.0 million over a three year period. A majority of the operating lease activity in the tables above is associated with this agreement.

Note 5—Commitments and Contingencies

        The Company leases many of its facilities and equipment under operating leases that expire periodically through 2017..

        The future minimum lease payments at November 3, 2007 are as follows (in thousands):

Net Estimated Future Lease Expense
2008	$5,267
2009	4,537
2010	3,691
2011	3,339
2012	3,312
Thereafter	12,234

$32,380

        Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At November 3, 2007, the Company has open and committed non-cancelable purchase orders totaling approximately $39.0 million.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Commitments and Contingencies—(Continued)

        The following summarizes the Company's minimum contractual cash obligations and other commitments at November 3, 2007, and the effect of such obligations in future periods (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$32,380	$5,267	$4,537	$3,691	$3,339	$3,312	$12,234
Convertible subordinated notes(1)	195,000	72,500	—	122,500	—	—	—
Interest on convertible subordinated notes	11,479	4,875	4,287	2,317	—	—	—
Open and non-cancelable purchase order commitments	38,985	36,358	2,390	223	14	—	—

Total contractual cash and other obligations	$277,844	$119,000	$11,214	$128,731	$3,353	$3,312	$12,234

(1)
This amount excludes the amount of unamortized discount recorded on the consolidated balance sheets as convertible subordinated notes.

        Rent expense was approximately $3.0 million, $3.3 million and $6.2 million for the years ended November 3, 2007, October 31, 2006 and 2005, respectively.

        The contractual cash obligations and commitments table presented above contains the Company's minimum obligations at November 3, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for potential cancellation charges.

        There were no material commitments for capital expenditures at November 3, 2007.

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

        The following table represents the activity in the warranty accrual for the fiscal years ended November 3, 2007 and October 31, 2006 (in thousands):

	For the year ended
	November 3, 2007	October 31, 2006
Beginning balance	$13,514	$13,419
Add: Accruals for warranties issued during the period	21,586	19,548
Less: Adjustments of accrual estimates	2,943	(1,280)
Warranty spending	(25,659)	(18,173)

Ending balance	$12,384	$13,514

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Convertible Subordinated Notes

  Convertible Subordinated Notes due 2008

        In June 2003, the Company issued $180 million of 1.5% convertible subordinated notes (the Notes) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses associated with the offering were capitalized upon issuance and are included in prepaid expense and other current assets and in other assets in the consolidated balance sheets. Such expenses are being amortized to interest expense over the term of the Notes. The Company continues to use the net proceeds of the offering for general corporate purposes.

        In September 2006, the Company purchased $35 million of the Notes for approximately $32 million in cash. This purchase generated a net gain of approximately $2.8 million which was recorded as other income (expenses), net on the consolidated statement of operations.

        On December 20, 2006, the Company completed the exchange of an aggregate principal amount of $72.5 million of its Notes for a new series of 3.5% Convertible Senior Subordinated Notes due in May 2010. See below under Convertible Subordinated Notes due 2010, for further discussion of the exchange.

        Interest expense associated with the Notes was $1.2 million and $2.6 million for the fiscal years ended November 3, 2007 and October 31, 2006.

        Unamortized debt issuance costs associated with the Notes were $0.3 million and $1.5 million at November 3, 2007 and October 31, 2006, respectively. Amortization of debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs were $0.5 million and $0.5 million for the fiscal years ended November 3, 2007 and October 31, 2006, respectively.

  Convertible Subordinated Notes due 2010

        On December 20, 2006, the Company completed the exchange of an aggregate principal amount of $72.5 million of 1.5% Convertible Subordinated Notes due in May 2008 for a new series of 3.5% Convertible Senior Subordinated Notes (the New Notes) due in May 2010, as well as the issuance of additional New Notes with an aggregate principal amount of $50.0 million in a private placement. The New Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15. The New Notes were issued at an implied initial conversion price of $8.25 per share (subject to adjustment) upon occurrence of certain events specified in the indenture. The New Notes contain a provision known as net share settlement which requires that, upon conversion of the New Notes, the Company will pay holders in cash for the principal amount of the New Notes which are converted. Any amount in excess of converted principal will be settled in shares of the Company's common stock, or at its option, in cash. The New Notes do not have financial covenants.

        The New Notes can be converted under certain circumstances, including among others, (a) during any calendar quarter when the volume weighted average price per share of the Company's common stock has been more than 150% of the conversion price for a specified period ending on the last

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Convertible Subordinated Notes—(Continued)

trading day of the preceding calendar quarter, (b) during the five business days when the trading price per $1,000 principal amount of the New Notes for each day within a specified period was less than 98% of the product of the volume weighted average price of the common stock for each day in that period and the applicable conversion rate per $1,000 principal amount of the New Note, (c) if the Company distributes to its stockholders, rights or warrants entitling them to purchase common stock within a specified period at a price less than the closing price of the common stock on the date of issuance, (d) if the Company distributes to its stockholders, assets or securities of the Company, which distribution has a per share value exceeding 7.5% of the volume weighted average price of the common stock on the business day preceding the declaration date for such distribution, (e) in the event a change in control or cessation of trading of the Company's stock occurs or is anticipated to occur or (f) at any time during the 60 day period prior to the maturity date. In addition, the Company has the ability to terminate the conversion feature of the New Notes in the event that the volume weighted average price per share of the Company's common stock has been more than 150% of the conversion price for a specified period. If the Company exercises its right to terminate conversion, the holders of the New Notes may convert their notes within a specified period. The foregoing description of these conversion events is not necessarily complete and reference is made to the Indenture filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2006.

        The Company recorded a discount of $6.1 million related to the New Notes since they were issued at a discount. This amount is being amortized to interest expense over the life of the New Notes, or sooner upon conversion. During the fiscal year ended November 3, 2007, the Company recorded related amortization expense of $1.6 million.

        Interest expense associated with the New Notes was $3.7 million for the fiscal year ended November 3, 2007.

        Expenses of $3.4 million associated with the New Notes offering were capitalized upon issuance and are included in prepaid expenses and other current assets and in other assets in the consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the New Notes. Unamortized debt issuance costs associated with the New Notes were $2.5 million at November 3, 2007. Amortization of debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of debt issuance costs was $0.9 million for the fiscal year ended November 3, 2007.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Convertible Subordinated Notes—(Continued)

        Subordinated Convertible Notes consists of the following (in thousands):

	For the year ended
	November 3, 2007	October 31, 2006
Current convertible subordinated notes
1.5% convertible subordinated notes due May 2008	$72,500	$—
Discount on 3.5% convertible senior subordinated notes due May 2010, current portion	(1,800)	—

Net current convertible subordinated notes	70,700	—

Long term convertible subordinated notes
1.5% convertible subordinated notes due May 2008	$—	$145,000
3.5% convertible senior subordinated notes due May 2010	122,500	—
Discount on 3.5% convertible senior subordinated notes due May 2010, long term portion	(2,772)	—

Net long term convertible subordinated notes	119,728	—

Net convertible subordinated notes	$190,428	$145,000

Note 7—Share-Based Compensation

Stock Option Plans

        The Company has a share-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters over four years and expire seven to ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Company's ESPP are generally from the Company's new shares. As of November 3, 2007, the Company had approximately 2.3 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

        On August 9, 2000, the Board of Directors authorized the Company's Supplemental Stock Option Plan (the "2000 Plan") and authorized 500,000 shares for issuance. This additional reserve of shares supplements the Company's 1993 Stock Option Plan and is for issuance to individuals employed by the Company who are neither officers of the Company nor members of the Board. On November 27, 2000 the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan. In addition, on November 27, 2001, the Board of Directors authorized an additional 500,000 shares for issuance under the Supplemental Stock Option Plan.

        In fiscal year 2005, the Company's Board of Directors and stockholders approved the 2005 Stock Incentive Plan (the "2005 Plan") which provides for the grant of options to purchase shares of the

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Share-Based Compensation—(Continued)

Company's common stock, stock appreciation rights and restricted stock to employees, members of the Board of Directors and consultants. The maximum number of shares available for grant under the 2005 Plan is 5.9 million shares.

        During fiscal year 2005, the 1993 Stock Option Plan (the "1993 Plan"), under which the Company previously granted options to employees and members of the Board of Directors, expired. However, outstanding options granted under the 1993 Plan remains exercisable in accordance with the terms of the original grant agreements.

        In August 2005, the Company's Board of Directors approved the accelerated vesting of certain unvested and "out-of-the-money" non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors are excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the Company's executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer's termination of employment. The $9.15 price was selected because it was higher than the closing price of the Company's common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represent approximately 15 percent or approximately 2.8 million shares of the total of all outstanding Credence options on August 29, 2005. The acceleration was intended to reduce the stock option expense the Company would be required to record after the adoption of Statement of Financial Accounting Standard No. 123(R)—"Share-Based Payment" (SFAS 123(R)). This acceleration reduced approximately $10.0 million of stock option expenses under SFAS 123(R) which would have been recognized as an expense through December 2008.

        On November 1, 2005, the Company adopted Statement of SFAS 123(R) for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize share-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards that ultimately vest on a straight-line basis over the vesting period of the award.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

        The Company previously accounted for its employee stock option and ESPP under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Share-Based Compensation," (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Share-Based Compensation—Transition and Disclosures," (SFAS 148). As the ESPP was not compensatory under APB 25, no compensation expense was recorded in earnings for the awards

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Share-Based Compensation—(Continued)

granted under the ESPP. Compensation expense was recorded in earnings for the Company's stock options if they were awarded with an exercise price less than the market price of the Company's stock on the date of grant. The pro forma effects on net loss and net loss per share for stock options and ESPP awards were instead disclosed in a footnote to the consolidated financial statements.

        The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in fiscal year 2006, the compensation cost recognized included the cost for all share-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the grant date fair value estimated in accordance with the provisions of SFAS 123(R) for awards granted or modified on or after November 1, 2005 whose requisite service period was rendered during fiscal year 2006. The Company determines the fair value of stock options using the single option approach under SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company determined the fair value of stock options using the multiple option approach. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option approach for awards granted or modified on or after November 1, 2005. Compensation expense for all share-based payment awards granted prior to November 1, 2005 will continue to be recognized using the accelerated multiple-option approach.

        In calculating the compensation cost, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility and expected term.

        In April, July and August 2007, the Company's Board of Directors approved inducement stock option grants to certain officers of the Company which were made outside of any current Company plan. The Company elected to make inducement option grants to induce and attract higher qualified candidates to accept employment with the Company and to fill open officer positions. These inducement option grants were valued under SFAS 123(R) using the same assumptions and methodology that the Company used for its employee option grants from the Company plan. As of November 3, 2007, there were 780,000 shares issued under these awards.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Share-Based Compensation—(Continued)

        The following table illustrates the share-based compensation expense resulting from stock options and ESPP included in the consolidated statement of operations for the fiscal years ended November 3, 2007 and October 31, 2006 (in thousands):

	For the year ended
	November 3, 2007	October 31, 2006
Cost of goods sold	$758	$703
Research and development	1,304	1,932
Selling, general and administrative	3,291	3,036

Share-based compensation expense before income taxes benefit	$5,353	$5,671
Income tax benefit	—	—

Share-based compensation expense after income taxes benefit	$5,353	$5,671

        At November 3, 2007 and October 31, 2006, the Company capitalized $0.1million and $0.1 million, respectively of share-based compensation expense as inventory; therefore, excluded in the cost of goods sold amount above.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Share-Based Compensation—(Continued)

        The following is a summary of activity under stock option plans at November 3, 2007 (in thousands, except per share and years):

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at October 31, 2004	1,370	18,745	$13.56
Increase in authorized shares	8,885	—	—
Options granted	(2,603)	2,603	8.91
Options canceled	2,153	(2,153)	15.38
Options forfeited/expired	(3,714)	(491)	—
Options exercised	—	(546)	7.27

Balance at October 31, 2005	6,091	18,158	$12.87
Options granted	(2,352)	2,301	6.48
Options canceled	32	(32)	11.35
Options forfeited/expired	654	(3,028)	—
Options exercised	—	(307)	6.63

Balance at October 31, 2006	4,425	17,092	$12.48
Options granted	(3,673)	4,250	2.26
Options canceled	1,287	(1,302)	6.95
Options forfeited/expired	—	(4,718)	—
Options exercised	—	(56)	2.02

Balance at November 3, 2007	2,039	15,266	$11.00	$22,747	4.72

Vested or expected to vest at November 3, 2007		10,526	$13.44	$6,319	4.20

Exercisable at November 3, 2007		10,476	$13.44	$6,253	4.20

        Restricted stock units are granted from the pool of shares available for grant. The Company's plan requires that every share of restricted stock unit issued will be counted against the plan limit as 1.4 shares in the above table.

        The weighted-average grant date fair value per options granted during the fiscal year 2007, 2006 and 2005 was $2.26, $3.25 and $5.63, respectively. The total intrinsic value of options exercised during the fiscal year 2007, 2006 and 2005 was $0.02 million, $0.5 million and $1.1 million, respectively. Cash proceeds from the exercise of stock options were $0.04 million, $2.1 million and $4.0 million for the fiscal year 2007, 2006 and 2005, respectively. No income tax benefit was realized from the stock option exercises during the fiscal years 2007, 2006 and 2005. Share-based compensation expense related to stock options recognized under SFAS 123(R) for the fiscal year 2007 and 2006 was $4.0 million and $4.1 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At November 3, 2007, there was $13.4 million of unrecognized share-based compensation expense related to non-vested options and is expected to be recognized over a weighted-average period of 2.8 years. At November 3, 2007, there were 15.3 million options outstanding with exercise prices ranging between $0.00 and $67.99.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Share-Based Compensation—(Continued)

        The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the fiscal year 2007, 2006 and 2005, respectively:

	2007	2006	2005
Expected volatility	64%	54%	73%
Dividend yield	—	—	—
Risk-free interest rate	3.93%	4.78%	3.55%
Expected term (in years)	4.75	4.0	5.2

        Expected Volatility:    The Company's computation of expected volatility for the fiscal year 2007 is based on a combination of implied volatilities from traded options on the Company's stock and historical volatility. Prior to fiscal year 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company's stock and the Company's assessment that this combination is more representative of future stock price trends than historical volatility alone.

        Dividend Yield:    The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        Risk-Free Interest Rate:    The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option.

        Expected Term:    The Company's expected term represents the period that the Company's share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

        Forfeitures Rate:    Compensation expense recognized in the consolidated statement of operations for the fiscal year 2007 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

        In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company's common stock. Employees may contribute up to 10% of their base salary to the plan. The Company has a one-year rolling plan with two six-month purchases within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period will terminate and a new one-year offering period will commence. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Share-Based Compensation—(Continued)

stock each year. At November 3, 2007, there were 309,132 shares reserved for issuance under the 1994 Plan.

        The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), "Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option" and using the Black-Scholes-Merton options pricing model. During the fiscal years 2007, 2006 and 2005, the Company issued 994,193 shares, 855,396 shares and 676,923 shares, respectively, under the 1994 Plan. Total cash received for the issuance of shares under the employee stock purchase plan was approximately $2.0 million, $2.8 million and $4.1 million during the fiscal years 2007, 2006 and 2005, respectively. Share-based compensation expense related to the 1994 Plan recognized under SFAS 123(R) in fiscal year 2007 and 2006 was $1.2 million and $1.6 million, respectively. At November 3, 2007, there was $0.4 million of unrecognized share-based compensation expense related to outstanding ESPP shares and is expected to be recognized over a four month period.

        The fair value of awards granted under the 1994 Plan share-based compensation was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the fiscal years 2007, 2006 and 2005, respectively:

	2007	2006	2005
Expected volatility	62%	57%	57%
Dividend yield	—	—	—
Risk-free interest rate	3.88%	4.95%	2.71%
Expected term (in years)	0.5	0.5	0.5

        Prior to fiscal year 2006, the Company accounted for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Share-Based Compensation," (SFAS 123), as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Share-Based Compensation—Transition and Disclosures," (SFAS 148). As the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense was recognized in the Company's financial statements.

        In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility. As the Company's share-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its share-based awards to its employees. Share-based employee compensation expense already included in the reported net loss is a result of amortization of deferred compensation related to acquisitions.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Share-Based Compensation—(Continued)

        Had the Company determined share-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its Employee Stock Purchase Plan, the Company's net loss and net loss per share for the fiscal year ended October 31, 2005 would have been as follows (in thousands, except per share data):

2005
Net loss as reported	$(119,932)
Add: Share-based employee compensation expense included in reported net loss	3,027
Less: Share-based employee compensation expense determined under fair value based methods for all awards	(34,685)

Pro forma net loss	$(151,590)

Basic net loss per share as reported	$(1.28)
Basic net loss per share pro forma	$(1.61)
Diluted net loss per share as reported	$(1.28)
Diluted net loss per share pro forma	$(1.61)

Deferred Compensation

        Deferred compensation generally results when the Company, during an acquisition, assumes the obligation of stock option grants made by the acquired company. Deferred compensation is amortized as compensation cost over the weighted average remaining future vesting period of unvested options related to the options assumed. The balance for the deferred compensation is reflected as a contra-equity in the consolidated statements of shareholders' equity.

        During the fiscal year ended October 31, 2005, the Company recognized expense related to the deferred compensation of $3.0 million.

        Upon adopting SFAS 123(R), deferred compensation balance of $4.2 million was charged to additional paid-in capital and amortization ceased.

Note 8—Employee Benefit Plans

        The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company contributed to this plan during the fiscal years ended November 3, 2007, October 31, 2006 and 2005, $1.5 million, $1.8 million and $1.8 million, respectively.

        Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. At November 3, 2007 and October 31, 2006, the pension liability was $1.2 million and $1.0 million, respectively. The expenses associated with these plans were not material during fiscal years 2007, 2006 and 2005, respectively.

        The Company has a deferred compensation for certain employees (a "Rabbi Trust" or "trust"). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company's

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Employee Benefit Plans—(Continued)

general creditors in the event of its bankruptcy. The trust's assets, included in other assets, and the corresponding deferred compensation liability, included in other liabilities were approximately $1.7 million and $1.9 million at November 3, 2007 and October 31, 2006, respectively.

Note 9—Income Taxes

        The tax provision (benefit) consisted of the following (in thousands):

	Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005
Federal:
Current	$786	$—	$(180)
Deferred	—	—	—

	786	—	(180)
State:
Current	(2,198)	391	315
Deferred	—	—	—

	(2,198)	391	315
Foreign:
Current	4,933	5,895	11,254
Deferred	(27)	(402)	—

Income tax provision	$3,494	$5,884	$11,389

        Pre-tax income from foreign operations was approximately $8.7 million, $37.5 million and $44.0 million in fiscal years 2007, 2006 and 2005, respectively.

        In the first quarter of fiscal year 2007, the Company repatriated $7.1 million in foreign earnings that did not result in any additional taxes.

        Cumulative unremitted foreign earnings that are considered to be permanently invested outside the U. S. and on which no U.S. taxes have been provided, are approximately $39.1 million as of November 3, 2007. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be nominal.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes—(Continued)

        Reconciliation between the Company's effective tax rate of 21.91% in fiscal year 2007, (1.24%) in fiscal year 2006, and 10.5% in fiscal year 2005 and the U.S. statutory rate of 35% is as follows (in thousands):

	Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005
Tax computed at statutory rate	$5,582	$(166,496)	$(37,990)
State income tax	(2,198)	391	315
U.S. losses not benefited	(2,604)	15,747	53,380
Foreign rate differential	1,573	(7,630)	(4,136)
Goodwill impairment	—	148,356	—
Repatriation	—	14,904	—
Accrued interest	786
Other individually immaterial items	355	612	(180)

Income tax provision	$3,494	$5,884	$11,389

        The income tax provision in fiscal years 2007, 2006 and 2005 consists primarily of foreign tax on earnings and foreign withholding taxes generated from the Company's operations and interest on tax contingencies offset by a benefit from the release of a contingency resulting from the closing of a statute of limitation.

        Significant components of the Company's deferred tax assets are as follows (in thousands):

	For the year ended
	November 3, 2007	October 31, 2006
Deferred tax assets:
Inventory reserves not currently deductible	$41,139	$46,102
Allowance for doubtful accounts	233	524
Accruals not currently deductible	24,227	25,620
Net operating loss and credit carryforwards	204,199	187,614
Book over tax depreciation	—	3,251
Deferred revenue/profit/commissions	4,783	3,369
Foreign deferred	429	402

Total deferred tax assets	275,010	266,882
Valuation allowance for deferred tax assets	(224,320)	(238,698)

	50,690	28,184
Deferred tax liability:
Tax over book depreciation	(22,927)	—
Intangibles	(27,087)	(27,432)
Prepaid expense	(247)	(350)

Total deferred tax liabilities	(50,261)	(27,782)
Net deferred tax assets	$429	$402

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes—(Continued)

        At November 3, 2007, the Company had unused net operating loss and research tax credit carryforwards for federal income tax purposes of approximately $456.8 million and $10.6 million, respectively, which if not utilized will expire in 2018 through 2027. At November 3, 2007, the Company had unused net operating loss and tax credit carryforwards for state income tax purposes of approximately $103.7 million and $16.3 million, respectively, with varying expiration dates beginning in 2008. At November 3, 2007, the Company also had unused foreign tax credit of $8.3 million primarily related to the prior year Singapore repatriation, which expires in 2016. Utilization of the Company's net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in expiration of net operating loss and tax credit carryforwards before full utilization.

        Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain reversals of temporary differences, net operating loss and tax credit carryforwards. Due to uncertainties in the timing and amount of such realization of its deferred tax assets, the Company has provided a valuation allowance equal to its domestic net deferred tax assets at November 3, 2007 and October 31, 2006. The Company had a net decrease in the valuation allowance of $14.4 million in fiscal year 2007 due primarily to the current year change in inventories, net operating loss carryforwards, and fixed assets; increase of $28.6 million in fiscal year 2006 due primarily to the increase in net operating loss and tax credit carryforwards; and an increase of $57.1 million in fiscal year 2005 due to current year change of non-deductible accruals, reserves and increase of net operating loss. Approximately $10.0 million in the valuation allowance for deferred tax assets is related to the acquisition of NPTest during fiscal year 2004, the benefit of which will be credited to goodwill when realized.

Note 10—Sale-Leaseback

        On February 28, 2007, the Company completed a sale-leaseback transaction involving the Company's corporate headquarters located in Milpitas, California. The properties were sold to NRFC Milpitas Holdings, LLC (purchaser), an unrelated third party, for a total price of $30.0 million. Simultaneously, the Company agreed to lease the properties back from the purchaser for a period of 10 years, along with four, five-year renewal options upon expiration of the initial lease term. The initial lease commenced on February 28, 2007, and will expire on February 28, 2017. The annual rent for the first year of the lease is approximately $2.5 million and will increase 2% for each of the following nine years until the expiration of the initial lease term. As part of the lease agreement, the Company issued a letter of credit in the amount of $5.1 million, which is used as security on the lease. The letter of credit will expire no sooner than December 31, 2010 unless, including among other conditions, the Company retires the 1.5% convertible subordinated notes (the Notes) due May 2008 and does not within six months thereafter issue any new debt or equity. Under the terms of the letter of credit, the purchaser will have the right to draw down the amount of the rental obligations in the event the Company defaults on the terms of the lease including making the monthly payments. The letter of credit is collateralized by restricted cash which is reflected in the other assets section of the consolidated balance sheets.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Sale-Leaseback—(Continued)

        Due to the letter of credit being collateralized by restricted cash, the Company is accounting for this transaction as a direct financing under SFAS 98. Accordingly, the Company recorded the proceeds on its books as long-term liabilities, and the Company is expensing periodic lease payments as interest expense. The sale will not be recorded until the letter of credit expires or is otherwise terminated and all of the criteria are met.

Note 11—Legal Matters

        The Company is involved in various claims arising in the ordinary course of business. While management currently believes that the chances these claims against the Company, individually or in aggregate, will have a material adverse impact on its financial position, results of operations or statement of cash flows is remote, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or statement of cash flows.

Note 12—Accumulated Other Comprehensive Income

        The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At November 3, 2007 and October 31, 2006, the Company had a balance of net unrealized losses of $23,000 and $18,000, respectively, on available-for-sale investments. Additionally, at November 3, 2007 and October 31, 2006, the Company had a balance of $5.8 million and $2.1 million, respectively, of net foreign currency translation gains.

        Accumulated other comprehensive income and changes thereto consist of (in thousands):

	Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005
Beginning balance, net of tax	$2,119	$509	$2,924
Unrealized loss on available-for-sale securities, net of tax	(5)	(210)	(283)
Currency translation adjustment, net of tax	3,711	1,820	(2,132)

Ending balance, net of tax	$5,825	$2,119	$509

Note 13—Industry Segments and Concentration of Risks

Credit Risk, Product Line and Segment/Geographic Data

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term investments and trade receivables. Credit risk evaluations, including Dun & Bradstreet ratings, are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers' financial statements and payment performance. The Company is exposed to credit risks in the event of default by the financial institutions or customers to the extent of the amounts recorded on the consolidated balance sheets. In

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Industry Segments and Concentration of Risks—(Continued)

general, the Company does not require collateral on sales except in certain circumstances where a letter of credit is required to be established prior to shipping product.

        Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief decision makers. The Company's chief decision makers are the Chief Executive Officer and Chief Financial Officer. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture, sale and service of advanced semiconductor test and diagnostic systems used in the production of semiconductors. All of the Company's advanced semiconductor test and diagnostic systems operations are subject to similar economic characteristics, have similar production processes, have common customers, and are distributed using the same channels.

        The Company's net sales by product line consisted of:

	Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005
SoC	41%	34%	36%
Analog Mixed Signal	28	29	21
Memory	1	2	3
Design Characterization Group	8	8	10
Service	22	27	30

Total net sales	100%	100%	100%

        Most of the Company's products are manufactured in the U.S. Export sales from the U.S. are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or in the Euro. The Automotive product line is manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and the Euro. All of the Company's products are shipped to the Company's customers throughout North America, Asia Pacific, Europe, and the Middle East. The Company reports revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on the Company's revenue producing transactions with its customers. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended
	November 3, 2007	October 31, 2006	October 31, 2005
North America	29%	31%	31%
Taiwan	16	11	11
China	5	6	5
Southeast Asia	26	28	19
Rest of Asia Pacific	5	5	11
Europe & Middle East	19	19	23

Total net sales	100%	100%	100%

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Industry Segments and Concentration of Risks—(Continued)

        A distributor in Taiwan, Spirox Corporation, accounted for approximately 16%, 13% and 13% of the Company's net sales in fiscal years 2007, 2006 and 2005, respectively. Spirox Corporation accounted for 29% and 12% of gross accounts receivable at November 3, 2007 and October 31, 2006, respectively.

        In fiscal year 2007, two end-user customers headquartered in the U.S. accounted for 27% and 16% of the Company's net sales, respectively, and 7% and 17% of the Company's gross receivables, respectively.

        In fiscal year 2006, two end-user customers headquartered in the U.S. accounted for 23% and 15% of the Company's net sales, respectively, and 36% and 10% of the Company's gross receivables, respectively.

        In fiscal year 2005, two end-user customers headquartered in the U.S. accounted for 25% and 14% of the Company's net sales, respectively.

        This concentration subjects a significant portion of the Company's receivables and future revenues to the risks associated with doing business in foreign countries, including political and economic instability, currency exchange rate fluctuations and regulatory changes.

        As of November 3, 2007 and October 31, 2006, the majority of the Company's long-lived assets were attributable to its U.S. operations.

Note 14—Related Party Transactions

        Richard Beyer, a director of the Company since September 2003, is President, Chief Executive Officer and a Director of Intersil. For the fiscal years ended November 3, 2007, October 31, 2006 and 2005, the Company sold approximately $8,300, $6,900 and $4,100 of products and services to Intersil, respectively. There were no receivable balances from Intersil at November 3, 2007 and October 31, 2006.

        Dr. William G. Howard Jr., a director of the Company until March 2007, is a director of Xilinx, Inc. (Xilinx). For the fiscal years ended November 3, 2007, October 31, 2006 and 2005, the Company sold approximately $4,000, $0.7 million and $0.6 million, respectively, of products and services to Xilinx. For the years ended November 3, 2007, October 31, 2006 and 2005, the Company purchased goods and services of approximately $0, $3,000 and $0, respectively, from Xilinx. The Company had no amounts owed from or to Xilinx at November 3, 2007 and October 31, 2006.

        Dipanjan Deb, a director of the Company until March 2006, is a Director of AMI Semiconductor (AMIS Holdings, Inc.). For the fiscal years ended October 31, 2006 and 2005, the Company sold approximately $1.4 million and $3.5 million of product and services to AMI Semiconductor, respectively. The amounts of receivables from AMI Semiconductor were approximately $212,000 at October 31, 2006.

Note 15—Subsequent Event

        In January 2008, the Company announced its plans to divest or otherwise reduce its commitment to business and products that are unrelated to its consumer semiconductor market focus, scale down its service infrastructure, and continue with outsourced manufacturing activities. The Company anticipates that these initiatives will result in a net worldwide headcount reduction of 400 people by the end of fiscal 2008. These actions will result in restructuring charges during the first fiscal quarter of 2008.

CREDENCE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Subsequent Event—(Continued)

        In January 2008, the Company completed the sale of their facilities in Hillsboro, Oregon. The sales price for the property was $20.0 million. As part of the agreement, the Company entered into an agreement to lease back the property for a two-year period, with renewal options. This sale will result in a charge during the first fiscal quarter of 2008.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Attached as exhibits to this Form 10-K are certifications of Credence's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of Credence's internal control over financial reporting and of management's assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

        The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors or control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by us. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

        Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Credence and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

        Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management assessed our internal control over financial reporting as of November 3, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company's internal control over financial reporting. Ernst & Young LLP has issued an attestation report which is included in Part II, Item 8 of this Form 10-K.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Inherent Limitations on Effectiveness of Controls.    The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Key Employees" in Part I of this Form 10-K Annual Report. The information required by this item relating to the committees of the Board of Directors of the Company is included under the caption "Board Committees and Meetings" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

        The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and controller and a Code of Business Conduct and Ethics within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under that applies to all Company employees. A copy of the Code of Ethics or the Code of Business Conduct and Ethics is available at the Company's website: www.credence.com, and without charge upon written request to: Mr. Kevin C. Eichler, the Company's Senior Vice President, Chief Financial Officer and Secretary at the Company's headquarters at 1421 California Circle, Milpitas, California 95035. To the extent required by law, amendments to, and waivers from, any provision of our code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company's website in accordance with SEC rules.

Item 11.    Executive Compensation

        The information required by this item will be included under the caption "Executive Compensation and Related Information" and the caption "Board Committees and Meetings" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of November 3, 2007 with respect to the shares of the Company's Common Stock that may be issued under the Company's existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options and outstanding options granted under the 1993 Plan. Footnote (5) to the table sets forth the total number of shares of the Company's Common Stock issuable upon the exercise of those assumed options as of November 3, 2007, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(4)
Equity Compensation Plans Approved by Stockholders(1)(3)	4,014,934	$6.54	1,278,254
Equity Compensation Plans Not Approved by Stockholders(2)	423,053	$12.61	982,647

Total	4,437,987	$8.62	2,260,091

(1)
Consists of the 2005 Stock Option Plan (the "2005 Plan").

(2)
Consists solely of the Supplemental Stock Option Plan. Options under this Plan are not held by any directors or executive officers of the Company.

(3)
Excludes employee stock purchase rights accruing under the 1994 Employee Stock Purchase Plan. Under the 1994 Plan, each eligible employee may purchase up to 1,500 shares of Common Stock at semi-annual intervals on February 28th and August 31st each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee's entry date into the offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(4)
Consists of shares available for future issuance under the Plans. As of November 3, 2007, an aggregate of 309,132 shares of Common Stock were available for issuance under the 1994 Plan and 1,278,254 shares of Common Stock were available for issuance under the 2005 Plan. However, pursuant to the automatic share increase provisions of the 1994 Plan, the number of shares reserved for each such plan will automatically increase on the first trading day of each fiscal year over the term of the relevant plan by a number of shares equal to one half of one percent (0.5%) of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year. In no event, however, may any such annual increase to the share reserve of the 1994 Plan exceed 500,000 shares, as adjusted from time to time to reflect any subsequent stock dividends or stock splits.

(5)
The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of November 3, 2007, a total of 1,044,173 shares of the Company's Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $7.76 per share. No additional options may be granted under those assumed plans.

        A Supplemental Stock Option Plan (the "Supplemental Plan") was implemented by the Board on August 9, 2000. The Supplemental Plan is a non-shareholder approved plan under which options may be granted to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant. 1,500,000 shares of Common Stock have been authorized by the Board for issuance under the Supplemental Plan. All option grants will have an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each option will vest in installments over the optionee's period of service with the Company. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. Each option will have a maximum term (not to exceed 10 years) set by the plan administrator (either the Board or a Board committee) at the time of grant, subject to earlier termination following the optionee's cessation of employment. All options are non-statutory options under the Federal tax law.

        Share issuances under the 2005 Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the Supplemental Plan, and share issuances under Supplemental Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the 2005 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be included under the caption "Principal Independent Registered Public Accounting Firm Fees and Services" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   The following documents are filed as part of the Annual Report on Form 10-K:

          1.    Financial Statements.    The following Consolidated Financial Statements of Credence Systems Corporation are included in Item 8 of this Annual Report on Form 10-K:

          2.    Financial Statement Schedule.    The following financial statement schedule of Credence Systems Corporation, for the years ended November 3, 2007 and October 31, 2006 and 2005, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Credence Systems Corporation:

Page
Schedule II—Valuation and Qualifying Accounts	107

  Schedules other than the one listed above have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

          3.    Exhibits.    See Exhibit Index on page 106.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 17, 2008.

CREDENCE SYSTEMS CORPORATION (Registrant)
By:	/s/ LAVI A. LEV Lavi A. Lev President and Chief Executive Officer
By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Chief Financial Officer

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

Signature	Title	Date

/s/ LAVI A. LEV Lavi A. Lev	President, Chief Executive Officer (Principal Executive Officer)	January 17, 2008
/s/ KEVIN C. EICHLER Kevin C. Eichler	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 17, 2008
/s/ DAVID L. HOUSE David L. House	Director	January 17, 2008

/s/ RICHARD M. BEYER Richard M. Beyer	Director	January 17, 2008
/s/ HENK J. EVENHUIS Henk J. Evenhuis	Director	January 17, 2008
/s/ LORI HOLLAND Lori Holland	Director	January 17, 2008
/s/ IRWIN H. PFISTER Irwin H. Pfister	Director	January 17, 2008
/s/ JON D. TOMPKINS Jon D. Tompkins	Director	January 17, 2008
/s/ BRUCE R. WRIGHT Bruce R. Wright	Director	January 17, 2008
/s/ PING YANG Ping Yang	Director	January 17, 2008

Item 15(a)(2).

Schedule II

CREDENCE SYSTEMS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Write-offs	Balance at End of Year
Year ended November 3, 2007
Allowance for doubtful accounts	$1,591	$(438)	$270	$883
Year ended October 31, 2006
Allowance for doubtful accounts	$4,325	$(83)	$2,651	$1,591
Year ended October 31, 2005
Allowance for doubtful accounts	$1,607	$2,985	$267	$4,325

EXHIBIT INDEX

Exhibit Number
3.1(3)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.
3.2(5)	Amended and Restated Bylaws of the Company, as currently in effect.
4.1(9)	Certificate of Designation for the Non-Voting Convertible Stock of the Registrant.
4.2(2)	Indenture, dated as of June 2, 2003 between the Company and The Bank of New York, as Trustee.
4.3(2)	Form of Global Note (included in Exhibit 4.3).
4.4(17)	Indenture, dated as of December 20, 2006, between the Company and The Bank of New York, as Trustee.
4.5(17)	Form of Global Note (included in Exhibit 4.4).
10.1(14)	Form of Indemnification Agreement between the Company and each of its officers and directors.
10.2(6)	1993 Stock Option Plan, as Amended and Restated through March 19, 2003.
10.3(1)	Form of Notice of Grant to be generally used in connection with the 1993 Stock Option Plan.
10.4(1)	Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option Plan.
10.5(1)	Addendum to the Stock Option Agreement (Special Tax Elections).
10.6(1)	Addendum to the Stock Option Agreement (Limited Stock Appreciation Rights).
10.7(1)	Addendum to the Stock Option Agreement (Change in Control).
10.8(1)	Addendum to the Stock Option Agreement (Financial Assistance).
10.9(1)	Form of Notice of Grant of Stock Option (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.
10.10(1)	Form of Stock Option Agreement (Non-Employee Director) to be generally used in connection with the automatic option grant program of the 1993 Stock Option Plan.
10.11(18)	Employee Stock Purchase Plan, as Amended and Restated through May 17, 2000.
10.12(1)	Form of Stock Purchase Agreement.
10.13(1)	Form of Enrollment/Change Form.
10.14(4)	Supplemental Stock Option Plan, as amended and restated through November 27, 2000.
10.15(7)	Registration Rights Agreement, dated as of June 2, 2003, by and between Credence Systems Corporation and Citigroup Global Markets, Inc.
10.16(11)	Executive Employment Agreement, dated as of September 9, 2004, and effective May 28, 2004, by and between the Company and Byron Milstead.
10.17(12)	Executive Succession Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and Graham J. Siddall.

10.18(12)	Amended Executive Employment Agreement, dated as of November 5, 2004, and effective January 1, 2005, by and between the Company and David A. Ranhoff.
10.21(13)	Amended and Restated Executive Employment Agreement, dated as of March 11, 2006, by and between the Company and John Batty.
10.22(13)	Amended and Restated Executive Employment Agreement, dated as of March 11, 2006, by and between the Company and Brett Hooper.
10.23(10)
Settlement Agreement dated May 26, 2005, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation, NPTest Acquisition Corporation and the Company.
10.24(10)	2005 Stock Incentive Plan, as amended.
10.25(15)	Resale Restriction Agreement with respect to certain stock option award agreements issued under the Company's 1993 Stock Option Plan.
10.26(16)	Executive Employment Agreement, dated as of December 9, 2005, by and between the Company and David House.
10.27(8)	Fiscal Year 2006 Incentive Plan.
10.28(8)	Lease and Sublease Termination Agreement between the Registrant and CARR NP Properties LLC.
10.29(17)	Form of Exchange and Purchase Agreement dated as of December 14, 2006 between the Company and Certain Holders of 3.5% Convertible Senior Subordinated Notes due 2010.
10.30(17)	Registration Rights Agreement dated as of December 14, 2006 between the Company and Certain Holders of 3.5% Convertible Senior Subordinated Notes due 2010.
10.31	Purchase and Sale Agreement and Receipt for Earnest Money, dated November 8, 2007, by and between the Company and Carlyle Investment Co.
10.32	First Amendment to Purchase and Sale Agreement, dated December 10, 2007, by and between the Company and Carlyle Investment Co.
10.33	Absolutely Net Office Lease, dated January 7, 2008, by and between the Company and Five Oaks Flex, LLC.
10.34	Absolutely Net Office Lease, dated January 7, 2008, by and between the Company and Five Oaks Office, LLC.
10.35(19)	Executive Employment Agreement, dated January 1, 2008, by and between the Company and Kevin C. Eichler.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Exhibits 10.3 through 10.10 and Exhibits 10.12 and 10.13 are incorporated herein by reference to Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7, 99.8, 99.9, 99.11 and 99.12, respectively, to the Company's Registration Statement on Form S-8 (File No. 333-27499) declared effective with the Securities and Exchange Commission on May 20, 1997.

(2)
Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.

(3)
Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Filed No. 000-22366) for the quarterly period ended April 30, 2000.

(4)
Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-58100), as filed with the Commission on April 2, 2001.

(5)
Incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K (File No. 000-22366) filed on August 29, 2005.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Filed No. 000-22366) for the quarterly period ended April 30, 2003.

(7)
Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 333-108069) declared effective with the Securities and Exchange Commission on November 26, 2003.

(8)
Incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-K (File No. 000-22366) filed on January 17, 2006.

(9)
Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113990) filed on March 29, 2004.

(10)
Exhibits 10.23 and 10.24 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company's Quarterly Report on Form 10-Q (File No. 000-22366) for the quarterly period ended April 30, 2005.

(11)
Exhibits 10.12 is incorporated herein by reference to Exhibit 10.4, to the Company's Report on Form 8-K (File No. 000-22366) filed on September 14, 2004.

(12)
Exhibits 10.17 and 10.18 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company's Report on Form 8-K (File No. 000-22366) filed on November 8, 2004.

(13)
Exhibit 10.21 and 10.22 are incorporated by reference to Exhibit 10.4 and 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 000-22366) filed on March 10, 2006.

(14)
Exhibit 10.1 is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

(15)
Exhibit 10.25 is incorporated herein by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K (File No. 000-22366) filed on September 1, 2005.

(16)
Exhibit 10.25 is incorporated herein by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K (File No. 000-22366) filed on December 13, 2005.

(17)
Exhibits 4.5, 4.5, 10.30 and 10.31 are incorporated herein by reference to Exhibit 4.1, 4.2, 10.1 and 10.2 to the Company's Current Report on Form 8-K (File No. 000-22366) filed on December 21, 2006.

(18)
Incorporated by reference to Exhibit 10.11 to the Company's Report on 10-K for the period ended October 31, 2005.

(19)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-22366) filed on January 8, 2008.