Form 10-Q
period 2008-02-02
CREDENCE SYSTEMS CORP
filed 2008-03-13
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” or ““smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 28, 2008, there were 102,188,655 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 2, 2008	November 3, 2007(a)
ASSETS
Current assets:
Cash and cash equivalents	$215,502	$179,264
Short-term investments	25,275	62,869
Accounts receivable, net of allowance of $851 and $883, respectively	58,319	64,174
Inventories	51,339	62,506
Income tax receivable	444	440
Deferred income taxes	9,885	9,902
Prepaid expenses and other current assets	11,778	16,260
Total current assets	372,542	395,415
Property and equipment, net	46,730	75,299
Goodwill	—	2,606
Other intangible assets, net	54,311	65,966
Other assets	43,807	50,026
Total assets	$517,390	$589,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,078	$20,365
Accrued expenses and other liabilities	32,329	29,500
Accrued payroll and related liabilities	13,079	16,715
Convertible subordinated notes, current portion	70,700	70,700
Deferred revenue	22,830	27,679
Income taxes payable	(1,114)	8,563
Accrued warranty	8,827	12,384
Deferred profit	1,536	2,703
Total current liabilities	162,265	188,609
Convertible subordinated notes, long-term portion	120,178	119,728
Long-term restructuring liabilities	1,270	1,249
Long-term deferred income taxes	9,473	9,473
Long-term income taxes payable	6,629	—
Other liabilities	33,807	33,998
Total liabilities	333,622	353,057
Stockholders’ equity	183,768	236,255
Total liabilities and stockholders’ equity	$517,390	$589,312

(a)                   Derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended November 3, 2007.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 2, 2008	February 3, 2007
Net sales:
Systems and upgrades	$41,087	$90,324
Service and spare parts	22,115	28,473
Total net sales	63,202	118,797
Cost of goods sold
Systems and upgrades	19,095	46,308
Service and spare parts	15,284	20,987
Restructuring charges	2,781	—
Total cost of goods sold	37,160	67,295
Gross margin	26,042	51,502
Operating expenses:
Research and development	17,235	21,178
Selling, general and administrative	21,522	25,839
Amortization of purchased intangibles	4,451	4,455
Impairment charges	22,955	—
Restructuring charges	10,669	492
Loss on disposal of facilities	3,600	—
Total operating expenses	80,432	51,964
Operating loss	(54,390)	(462)
Interest income	2,620	1,160
Interest expense	(2,530)	(1,188)
Other income (expenses), net	(1,108)	2,491
Income (loss) before income tax provision	(55,408)	2,001
Provision for income taxes	719	2,012
Net loss	$(56,127)	$(11)
Net loss per share
Basic	$(0.55)	$(0.00)
Diluted	$(0.55)	$(0.00)
Number of shares used in computing per share amount
Basic	101,691	100,612
Diluted	101,691	100,612

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 2, 2008	February 3, 2007
Cash flows from operating activities:
Net loss	$(56,127)	$(11)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,568	12,565
Share-based compensation charges	1,153	1,821
Provision for inventory write downs	465	281
Provision (recovery) for allowance for doubtful accounts	33	(357)
Impairment of goodwill and long-lived assets	22,955	—
Loss on disposal of property and equipment	3,600	859
Gain on exchanged convertible notes	—	(2,955)

Changes in operating assets and liabilities:
Accounts receivable, net	3,523	2,672
Inventories	(527)	(2,852)
Income tax receivable and payable	1,188	(779)
Prepaid expenses and other current assets	4,260	(401)
Other assets	(1,765)	(4,585)
Accounts payable	(6,329)	763
Accrued expenses and other current liabilities	(5,389)	(7,275)
Deferred profit	973	1,478
Net cash provided by (used in) operating activities	(20,419)	1,224
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,194)	—
Maturities of available-for-sale securities	37,566	—
Sales of available-for-sale securities	3,472	—
Acquisition of property and equipment	(745)	(253)
Proceeds from sale of property and equipment	18,959	2,691
Net cash provided by investing activities	56,058	2,438
Cash flows from financing activities:
Issuance of common stock	1	2
Proceeds from issuance of convertible notes, net of issue costs	—	44,129
Net cash provided by financing activities	1	44,131
Effects of exchange rate on cash and cash equivalents	598	(498)
Net increase in cash and cash equivalents	36,238	47,295
Cash and cash equivalents at beginning of period	179,264	95,635
Cash and cash equivalents at end of period	$215,502	$142,930
Supplemental disclosures of cash flow information:
Interest paid	$635	$1,193
Income taxes paid (refunded)	$(445)	$2,380
Non-cash investing and financing activities:
Net transfers of inventory to property and equipment	$294	$541
Unrealized loss on available-for-sale securities	$226	$—

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Quarterly Financial Statements

The unaudited condensed consolidated financial statements and related notes for the three month periods ended February 2, 2008 and February 3, 2007 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three-month period ended February 2, 2008 and February 3, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended November 3, 2007 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on the Company’s outsourced manufacturing and logistics, reliance on distributors, the Company’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international operations and sales, proprietary rights, legal proceedings, compliance with environmental regulations, volatility of the Company’s stock price, retention of executive offices and key personnel, requirement of significant cash and future financing, terrorist attacks and other geopolitical instability, effects of the changes in Securities law and regulations, Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business — Credence was incorporated in California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of integrated test solutions throughout the design, validation and production processes for semiconductors.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Critical Accounting Policies and Use of Estimates — The preparation of the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets and intangible valuation, warranty accrual, deferred taxes, restructuring charges and other accrued liabilities, share-based compensation and legal contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Since the Company’s fiscal year ended November 3, 2007, there have been no significant changes in the Company’s critical accounting policies and estimates other than the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 (FIN 48),  — see Note 10 — “Income Taxes.”  Please refer to Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1 — “Organization and Summary of Significant Accounting Policies” included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 3, 2007, as filed with the SEC on January 17, 2008, for a discussion of the Company’s critical accounting policies and use of estimates.

Revenue Recognition

The Company recognizes revenue on the sale of semiconductor manufacturing equipment under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collection is reasonably assured and customer acceptance criteria have been successfully demonstrated. With respect to arrangements with multiple deliverables, the Company follows the guidance in Emerging Issue Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company then allocates the total fee on such arrangements to the individual units of accounting using the residual method. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.  The Company then recognizes revenue for each unit of accounting when the deliverables have been met for following the guidance provided in SAB 104.

Revenue recognition policies are applied consistently among the Company’s semiconductor manufacturing equipment product lines. Product revenue is recognized upon shipment only when achievement of customer acceptance criteria can be demonstrated prior to shipment, which generally is the case with mature products, and when all other deliverables are delivered or the Company has established fair value for the undelivered items.  Products are classified as mature after system acceptance has been consistently demonstrated. When the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance is obtained.  The Company warrants its products to its customers generally for one year from the date of shipment. In addition to standard warranties, the Company may offer customers extended warranty services for a fixed fee.  Extended warranty services consist of service contracts which can be purchased at the time of product sale or at the completion of the original warranty period.  The company has established fair value for service contracts based upon the price when sold separately.  Revenue for service contracts is recognized on a straight-line basis over the applicable term of the contract.  Revenue related to the fair value of the installation obligation is recognized upon completion of the installation.

Deferred revenue primarily consists of the unrecognized portions of extended warranty service contracts and other undelivered services, including installations.  Deferred profit consists of the unrecognized gross margin on equipment that was shipped to certain customers, but for which the revenue and cost of goods sold are not recognized because the customer-specified acceptance criteria has not been met as of the fiscal period end or because the customer is deemed to be a high credit risk and payment has not been received as of the fiscal period end.

As the Company introduces new products and enhancements certain revenue from sales of these new systems are deferred until the revenue recognition requirements of the Company’s revenue recognition policy are satisfied.  In the past, the Company experienced significant delays in the introduction and acceptance of new testers as well as certain enhancements to the Company’s existing testers. Delays in introducing a product or delays in the Company’s ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by the Company.

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

Lease revenue is recorded in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” (SFAS 13), which requires that a lessor account for each lease by either the sales-type or operating method. Revenue from sales-type leases is recognized at the net present value of future lease payments. Revenue from operating leases is recognized over the lease period.

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

For some customers in certain countries where collections may be uncertain, the Company may require a letter of credit to be established or cash receipt in advance before revenue can be recognized.  In addition, certain customers, typically those with whom the Company has long-term relationships, the Company may grant extended payment terms. Certain of the Company’s receivables have due dates in excess of 90 days and the Company has a history of successfully collecting these accounts receivable.

2.                                      Guarantees

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

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of February 2, 2008.

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

3.                                      Share-Based compensation

Stock Option Plans

The Company has a share-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters over four years and expire seven to ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Company’s ESPP are generally from the Company’s new shares. As of February 2, 2008, the Company had approximately 2.7 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

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

In August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors are excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the Company’s executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of the Company’s common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represent approximately 15 percent or approximately 2.8 million shares of the total of all outstanding Credence options on August 29, 2005. The acceleration was intended to reduce the stock option expense the Company would be required to record after the adoption of Statement of Financial Accounting Standard No. 123(R)—“Share-Based Payment” (SFAS 123(R)). This acceleration reduced approximately $10.0 million of stock option expenses under SFAS 123(R) which would have been recognized as an expense through December 2008.

In calculating the compensation cost under SFAS 123 (R), the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes-Merton options pricing  formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility and expected term.

In April, July and August 2007 and January 2008, the Company’s Board of Directors approved inducement stock option grants to certain officers of the Company which were made outside of any current Company plan. The inducement stock options are granted out of the Company’s authorized common stock. The Company elected to make inducement option grants to induce and attract higher qualified candidates to accept employment with the Company and to fill open officer positions. These inducement option grants were valued under SFAS 123(R) using the same assumptions and methodology that the Company used for its employee option grants from the Company plan. The fair value is marked to market until the underlying shares are registered. As of February 2, 2008 there were 976,875 shares issued and outstanding under these awards.

The following table illustrates the share-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three-month periods ended February 2, 2008 and February 3, 2007 (in thousands):

	Three Months Ended February 2, 2008	Three Months Ended February 3, 2007
Cost of goods sold	$162	$98
Research and development	257	408
Selling, general and administrative	734	1,197
Share-based compensation expense before income taxes benefit	$1,153	$1,703
Income tax benefit	—	—
Share-based compensation expense after income taxes benefit	$1,153	$1,703

As of February 2, 2008 and February 3, 2007, the Company capitalized $0.1 million and $0.1 million of share-based compensation expense as inventory, respectively; therefore, such amounts are excluded in the cost of goods sold amounts above.

The following is a summary of activity under the Company’s stock option plan for the three months ended February 2, 2008:

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at November 3, 2007	2,039	15,266	$11.00
Options granted	(169)	550	$2.17
Options canceled	475	(607)	$5.11
Options forfeited/expired	—	(444)	$14.85
Options exercised	—	(51)	$1.07
Balance at February 2, 2008	2,345	14,714	$10.79	$23,801	4.53
Vested or expected to vest at February 2, 2008		10,564	$13.01	$7,699	4.02
Exercisable at February 2, 2008		10,514	$13.01	$7,633	4.02

Restricted stock units are granted from the pool of options available for grant. The Company’s plan requires that for every share of restricted stock unit issued, the Company will be counted against the plan limit as 1.4 shares in the above table.

The weighted-average grant date fair value per options granted during the three months ended February 2, 2008 and February 3, 2007 was $1.20 and $2.63, respectively. The total intrinsic value of options exercised during the three months ended February 2, 2008 and February 3, 2007 was $1,000 and $7,000, respectively. Cash proceeds from the exercise of stock options were $1,000 and $2,000 for the three months ended February 2, 2008 and February 3, 2007, respectively. No income tax benefit was realized from the stock option exercises during the three-month periods ended February 2, 2008 and February 3, 2007. Share-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended February 2, 2008 and February 3, 2007 was $0.9 million and $1.4 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At February 2, 2008, there was $10.3 million of unrecognized share-based compensation expense related to non-vested options and that is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended February 2, 2008 and February 3, 2007, respectively:

	Three Months Ended
	February 2, 2008	February 3, 2007
Expected volatility	64%	59%
Expected Dividend yield	—	—
Risk-free interest rate	3.17%	4.6%
Expected term (in years)	4.75	4.0

Expected Volatility: The Company’s computation of expected volatility for the three-month periods ended February 2, 2008 and February 3, 2007 is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined for the three-month periods ended February 2, 2008 and February 3, 2007 based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee exercise behavior.

Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for the three-month periods ended February 2, 2008 and February 3, 2007 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base salary to the plan. The Company has a six-month purchase plan within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At February 2, 2008, there were 309,000 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option” and using the Black-Scholes-Merton options pricing model. There were no awards granted and no stock purchases under our ESPP during the three months ended February 2, 2008 and February 3, 2007. Share-based compensation expense related to employee stock purchases recognized under SFAS 123(R) for the three months ended February 2, 2008 and February 3, 2007 was $0.2 million and $0.3 million, respectively. At February 2, 2008, there was $76,000 of unrecognized share-based compensation expense related to outstanding ESPP shares and that is expected to be recognized over one month period.

4.                                      Balance Sheet Components

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	February 2, 2008	November 3, 2007
Raw materials	$34,301	$43,501
Work-in-process	13,735	15,837
Finished goods	3,303	3,168
Total	$51,339	$62,506

Property and equipment, net consist of the following (in thousands):

	February 2, 2008	November 3, 2007
Land	$15,664	$19,320
Buildings	14,864	36,298
Machinery and equipment	103,779	108,839
Software	33,207	34,059
Leasehold improvements	29,468	41,663
Furniture and fixtures	10,051	10,061
	207,033	250,240
Less accumulated depreciation	(160,303)	(174,941)
Total	$46,730	$75,299

Prepaid expenses and other current assets consist of the following (in thousands):

	February 2, 2008	November 3, 2007
Receivable from contract equipment manufacturers	$100	$2,098
Other prepaid expenses	11,678	14,162
Total	$11,778	$16,260

Other assets consist of the following (in thousands):

	February 2, 2008	November 3, 2007
Product spares	$27,549	$32,077
Product consignment	4,886	6,179
Other assets	11,372	11,770
Total	$43,807	$50,026

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. Amortization expense was approximately $2.3 million and $2.7 million for three months ended February 2, 2008 and February 3, 2007, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 36 months. Amortization expense was approximately $0.5 million and $1.3 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	February 2, 2008	November 3, 2007
Accrued distributor commissions	$1,029	$2,024
Accrued bonuses	399	2,517
Accrued restructuring expenses	13,958	2,213
Accrued value added taxes	1,450	3,436
Accrued interest expense	1,120	2,464
Other accrued liabilities	14,373	16,846
Total	$32,329	$29,500

5.                                      Convertible Subordinated Notes

Convertible Subordinated Notes due 2008

In June 2003, the Company issued $180.0 million of 1.5% convertible subordinated notes (the Notes) due May 2008 in a private placement. The Notes are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15, commencing

November 15, 2003. The Notes are convertible into common stock of the Company at an initial conversion price of $11.31 per share, subject to adjustment in certain dilution events. The Notes do not include a beneficial conversion feature or financial covenants. Expenses of $5.8 million associated with the offering were capitalized upon issuance and are included in other current assets and in other long-term assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized to interest expenses over the term of the Notes. The Company continues to use the net proceeds of the offering for general corporate purposes, including working capital and potential acquisitions.

In September 2006, the Company purchased $35.0 million of the Notes for approximately $32.0 million in cash. This purchase generated a net gain of approximately $2.8 million which was recorded as other income (expenses), net on the unaudited condensed consolidated statement of operations.

On December 20, 2006, the Company completed the exchange of an aggregate principal amount of $72.5 million of its Notes for a new series of 3.5% Convertible Senior Subordinated Notes due in May 2010. See below under Convertible Subordinated Notes due 2010, for further discussion of the exchange.

Interest expense associated with the Notes was $0.3 million and $0.4 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

Unamortized debt issuance costs associated with the Notes were $0.2 million and $0.3 million at February 2, 2008 and November 3, 2007, respectively. Amortization of debt issuance costs are classified as other income (expense), net on the unaudited condensed consolidated statements of operations. Amortization of debt issuance costs were $0.1 million and $0.2 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

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

The Company recorded a discount of $6.1 million related to the New Notes since they were issued at a discount. This amount is being amortized to interest expense over the life of the New Notes, or sooner upon conversion. During the three months ended February 2, 2008 and February 3, 2007, the Company recorded related amortization of $0.4 million and $0.2 million, respectively.

Interest expense associated with the New Notes was $1.0 million and $0.5 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

Expenses of $3.4 million associated with the New Notes offering were capitalized upon issuance and are included in prepaid expenses and other current assets and in other assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized over the term of the New Notes. Unamortized debt issuance costs associated with the New Notes were $2.3 million and $2.5 million at February 2, 2008 and November 3, 2007, respectively. Amortization of debt issuance costs are classified as other income (expense), net on the condensed consolidated statements of operations. Amortization of debt issuance costs was $0.2 million and $0.1 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

Subordinated Convertible Notes consists of the following (in thousands):

	For the year ended
	February 2, 2008	November 3, 2007
Current convertible subordinated notes
1.5% convertible subordinated notes due May 2008	$72,500	$72,500
Discount on 3.5% convertible senior subordinated notes due May 2010, current portion	(1,800)	(1,800)
Net current convertible subordinated notes	70,700	70,700
Long term convertible subordinated notes
3.5% convertible senior subordinated notes due May 2010	$122,500	$122,500
Discount on 3.5% convertible senior subordinated notes due May 2010, long term portion	(2,322)	(2,772)
Net long term convertible subordinated notes	120,178	119,728
Net convertible subordinated notes	$190,878	$190,428

6.                                      Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of its facilities, purchased intangible assets, and property and equipment, in accordance with SFAS 144, “Accounting for the Impairment or Disposal for Long-Lived Assets,” whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. In assessing the recoverability of the Company’s long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. Assets are grouped based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, impairment is measured based on the excess of the carrying amount over the fair value of the assets. Quoted market prices in an active market are the best evidence of fair value and, if available, should be used as the basis for the fair value measurement; else fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including useful lives of the primary asset, profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. The purchased intangibles consist of purchased technology, customer relations, trademarks, patents and non-compete agreements and they typically have estimated useful lives of one to ten years.

Based on the considerations outlined in the previous discussion, in November 2007, the Company concluded that sufficient indicators existed to require it to perform an analysis to assess whether a portion of its other intangible assets was impaired. This analysis differs from the goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset being tested for impairment. Since the forecasted cash flows exceeded the carrying value, the Company concluded that there was no impairment to its long-lived assets at November 3, 2007.

During the first fiscal quarter of 2008, management committed to sell certain assets and certain liabilities (disposal group) related to the diagnostics and characterization product line with a carrying value of approximately $22.5 million prior to the impairment.  The contract associated with this sale was executed in February 2008 (see Note 16 — “Subsequent Events” for further discussion).  On January 31, 2008, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met.  Accordingly, the carrying value of the disposal group was adjusted to its fair value less costs to sell, which was determined based on the sale agreement under negotiation.  The resulting $22.5 million impairment loss has been classified as an impairment charge under operating expense on the condensed consolidated statements of operations.  Because the disposal group did not constitute a component of the Company, this transaction did not qualify as a discontinued operation under SFAS 144.

In connection with the impairment loss noted above and the realization of certain tax attributes, the Company determined that the remaining goodwill associated with the related disposal group had a carrying amount of zero and was reduced accordingly.

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Other intangible assets subject to amortization were as follows (in thousands):

February 2, 2008	Cost	Accumulated Amortization	Net

Purchased technology	$104,651	$(59,782)	$44,869
Customer relations	18,152	(12,390)	5,762
Maintenance contracts	13,800	(10,120)	3,680
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Total	$144,418	$(90,107)	$54,311

November 3, 2007	Cost	Accumulated Amortization	Net

Purchased technology	$128,441	$(74,185)	$54,256
Customer relations	21,202	(13,862)	7,340
Maintenance contracts	13,800	(9,430)	4,370
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—
Total	$172,008	$(106,042)	$65,966

Amortization expenses for the other intangible assets were $4.5 million and $4.5 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of fiscal 2008	$9,816
2009	11,938
2010	9,153
2011	7,258
2012	6,250
Thereafter	9,896
Total	$54,311

7.                                      Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended
	February 2, 2008	February 3, 2007
Numerator:
Net loss	$(56,127)	$(11)
Denominator:
Weighted-average shares outstanding	101,691	100,612
Basic net loss per share	$(0.55)	$(0.00)
Diluted net loss per share	$(0.55)	$(0.00)

During the three months ended February 2, 2008, the Company excluded options to purchase 14,714,078 shares of common stock from the diluted income per share calculation, as their effect on an as if converted method was anti-dilutive. During three months ended February 3, 2007, the Company excluded options to purchase 16,748,548 shares of common stock from the diluted loss per share calculation, as their effect on an as if converted method was anti-dilutive.

With respect to the convertible subordinated notes issued in June 2003, during the three months ended February 2, 2008 and February 3, 2007, the Company excluded 6,410,256 shares issuable under the terms of the notes from the diluted income per share calculation, as their effect on an as if converted method was anti-dilutive.

With respect to the convertible subordinated notes issued in December 2006, in accordance with EITF 90-19 “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion” and Statement of Financial Accounting Standard No. 128 “Earnings per Share”, there were no shares included in the diluted earnings per share calculation for the three months ended February 2, 2008 and February 3, 2007.  The principal portion of the notes were excluded from the per share calculation as this portion of the obligation can only be settled in cash. There were no incremental shares under the as if converted method as the initial conversion per share price of $8.25 exceeded the Company’s share price for the three months ended February 2, 2008 and February 3, 2007.

8.                                      Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted  the provisions of FIN 48 on November 4, 2007. See Note 10 — “Income Taxes,” for further discussion.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its financial position, results of operations and cash flows.

9.                                      Sale-Leasebacks

Milpitas, California

On February 28, 2007, the Company completed a sale-leaseback transaction involving the Company’s corporate headquarters located in Milpitas, California. The properties were sold to NRFC Milpitas Holdings, LLC (purchaser), an unrelated third party, for a total price of $30.0 million. Simultaneously, the Company agreed to lease the properties back from the purchaser for a period of 10 years, along with four, five-year renewal options upon expiration of the initial lease term. The initial lease commenced on February 28, 2007, and will expire on February 28, 2017. The annual rent for the first year of the lease is approximately $2.5 million and will increase 2% for each of the following nine years until the expiration of the initial lease term. As part of the lease agreement, the Company issued a letter of credit in the amount of $5.1 million, which is used as security on the lease. The letter of credit will expire no sooner than December 31, 2010 unless, including among other conditions, the Company retires the 1.5% convertible subordinated notes (the Notes) due May 2008 and does not within six months thereafter issue any new debt or equity. Under the terms of the letter of credit, the purchaser will have the right to draw down the amount of the rental obligations in the event the Company defaults on the terms of the lease including making the monthly payments. The letter of credit is collateralized by restricted cash which is reflected in the other assets section of the consolidated balance sheets.

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

Hillsboro, Oregon

On January 7, 2008, the Company completed a sale-leaseback transaction involving the Company’s facilities located in Hillsboro, Oregon. The properties were sold to Carlyle Investment Company (purchaser), an unrelated third party, for a total price of $20.0 million. Simultaneously, the Company agreed to lease the properties back from the purchaser for a period of two years, along with a one-year renewal option upon expiration of the initial lease term. The initial lease commenced on January 7, 2008, and will expire on January 6, 2010. The annual rent for the first and second year of the lease is approximately $2.1 million. The transaction meets the requirements under SFAS 98, “Accounting for Leases,” and SFAS 66 “Accounting for Sales of Real Estate” and was recorded as a sale lease-back transaction. The transaction resulted in a loss of $3.6 million.

10.                               Income Taxes

The Company adopted the provisions of FIN 48 on November 4, 2007.  As a result of the adoption, the Company recognized a decrease in income tax liabilities of approximately $2.0 million and a corresponding increase in retained earnings as of November 4, 2007.  As of the adoption date, the Company had gross unrecognized tax benefits of $14.9 million and accrued interest and penalties of $0.8 million.  The total amount of tax as of November 4, 2007, that, if recognized, would affect the effective tax rate was $5.7 million.  Consistent with the provisions of FIN 48, the Company reclassified $6.5 million of current income tax liabilities resulting in a $6.5 million increase to long-term income taxes payable and $9.2 million decrease to long-term deferred tax assets that are subject to a full valuation allowance.  Consistent with prior year treatment, the Company has elected to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Germany.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 2000.  The Company is under examination in Malaysia, France and Germany for 2004, 2005 through 2006 and 2002 through 2004, respectively.  The Company expects the examinations will conclude in fiscal 2008.  At this time the Company cannot estimate the possible change in unrecognized tax benefits.

11.                               Commitments and Contingencies

The Company leases most of its facilities and equipment under operating leases that expire periodically through 2013.

The future minimum lease payments at February 2, 2008 are as follows (in thousands):

Net Estimated Future Lease Expense
Remainder of fiscal 2008	$6,967
2009	6,659
2010	4,193
2011	3,344
2012	3,310
Thereafter	11,539
$36,012

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At February 2, 2008, the Company had open and committed non-cancelable purchase orders totaling approximately $50.6 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at February 2, 2008 and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$36,012	$6,967	$6,659	$4,193	$3,344	$3,310	$11,539
Convertible subordinated notes (1)	195,000	72,500	—	122,500	—	—	—
Interest on convertible subordinated notes	11,307	2,731	4,288	4,288	—	—	—
Open and non-cancelable purchase order commitments	50,582	42,785	7,596	187	14	—	—
Total contractual cash obligations	$292,901	$124,983	$18,543	$131,168	$3,358	$3,310	$11,539

(1)                                  This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

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

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s FIN 48 liabilities and related interest and penalties at February 2, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $6.6 million of FIN 48 liabilities, interest and penalties have been excluded from the contractual obligations table above. See Note 10 – “Income Taxes” for further discussion.

The following table represents the activity in the warranty accrual for the three months ended February 2, 2008 and February 3, 2007 (in thousands):

		Three Months Ended
		February 2, 2008	February 3, 2007
Beginning balance		$12,384	$13,514
Add:	Accruals for warranties issued during the period	1,753	5,631
Less:	Adjustments of prior period accrual estimates	—	(330)
	Warranty spending	(5,310)	(4,650)
Ending balance		$8,827	$14,165

The Company also offers warranties in excess of one year. Revenues associated with warranties beyond one year are deferred and recognized over the relevant period. Costs that are directly related to services performed for warranties in excess of one year are charged to expense as incurred.

Legal Proceedings

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company assesses the probability of an unfavorable outcome of all our material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, we establish an accrual for the litigation, claim or assessment. The Company is involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against the Company, will have a material adverse effect on the Company’s business, financial condition or results of operations.

12.                               Comprehensive Loss

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At February 2, 2008 and February 3, 2007, the Company had a balance of net unrealized loss of approximately $249,000 and $18,000, respectively, on available-for-sale investments. Additionally, at February 2, 2008 and February 3, 2007, the Company had a balance of $6.5 million and $2.5 million, respectively, of net foreign currency translation gains.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended
	February 2, 2008	February 3, 2007
Net loss	$(56,127)	$(11)
Unrealized losses on available-for-sale securities	(226)	—
Currency translation adjustment	662	352
Other comprehensive income	436	352
Total comprehensive income (loss)	$(55,691)	$341

13.                               Restructuring Charges

During the first fiscal quarter of 2008 and in previous years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and economic downturns. The measures, which included reducing the workforce, focus on outsourced manufacturing, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space.

Severance and benefit costs and other costs associated with restructuring activities are recorded in compliance with Statement of Financial Accounting Standard No. 112, “Employer’s Accounting for Post Employment Benefits,” (SFAS 112) and Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146).   A substantial portion of the restructuring charges were recorded under the principles of SFAS 112  when the Company concluded that (a) the Company has a substantive post employment benefit obligation that is attributed to prior services rendered, (b) rights to those benefits have vested, and (c) payment is probable and the amount can be reasonably estimated.  The remaining restructuring charges were recorded under the principles of SFAS 146 as they represented one-time benefits. In circumstances when employees are required to render future service and that service period extends beyond a minimum retention period, the restructuring charges are being recognized ratably over the future service period.  The accounting for restructuring charges requires the Company to record provisions and charges when it has a formal and committed restructuring plan.

The following table illustrates the activity for the three-month period ended February 2, 2008 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at November 3, 2007	Charges	Utilized	Adjustments	Balance at February 2, 2008
Severance	$(995)	$(13,450)	$1,701	$—	$(12,744)
Operating leases	(2,417)	—	—	(41)	(2,458)
Total	$(3,412)	$(13,450)	$1,701	$(41)	$(15,202)

Estimated timing of future payouts:
Remainder of fiscal 2008	$14,057
Fiscal 2009	1,145
Total	$15,202

For the three months ended February 2, 2008 and February 3, 2007, the Company recorded restructuring charges of approximately $2.8 million and $0, respectively, as cost of goods sold related to headcount reductions. For the three months ended February 2, 2008 and February 3, 2007, the Company recorded restructuring charges of approximately $10.7 million and $0.5 million, respectively, as operating expenses related to headcount reductions.

14.                               Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan was approximately $0.4 million and $0.4 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At February 2, 2008, and November 3, 2007 the pension liability was $1.2 million and $1.2 million, respectively. The expenses associated with these plans were not material for the three months ended February 2, 2008 and February 3, 2007.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $1.5 million and $1.7 million at February 2, 2008 and November 3, 2007, respectively, are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

15.                               Industry Segment

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

The Company’s net sales by product line consisted of:

	Three Months Ended
	February 2, 2008	February 3, 2007
SoC	28%	45%
Analog Mixed Signal	34	31
Memory	—	1
Diagnostics and Characterization	3	4
Service and Other	35	19
Total	100%	100%

Most of the Company’s products are manufactured in the U.S. Export sales from the U.S. are primarily denominated in U.S. dollars but occasionally denominated in Japanese Yen or in the Euro. The Automotive product line is manufactured in Germany and these sales are denominated in U.S. dollars, Japanese Yen and the Euro. All of the Company’s products are shipped to the Company’s customers throughout North America, Asia Pacific, Europe, and the Middle East. The Company reports revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on the Company’s revenue producing transactions with its customers. Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Three Months Ended
	February 2, 2008	February 3, 2007
North America	32%	19%
Singapore	10	32
Taiwan	9	10
China	16	5
Japan & rest of Asia Pacific	14	14
Germany	9	13
Europe & Middle East	10	7
Total net sales	100%	100%

A distributor in Taiwan, Spirox Corporation, accounted for approximately 15% and 10% of the Company’s net sales for the three months ended February 2, 2008 and February 3, 2007, respectively.  Spirox Corporation accounted for 18% and 29% of gross accounts receivable at February 2, 2008 and November 3, 2007, respectively.

For the three months ended February 2, 2008, three customers accounted for approximately 23%, 11% and 11%, respectively, of the Company’s net sales.  For the three months ended February 3, 2007, one customer accounted for 43% of the Company’s net sales.

At February 2, 2008, three customers accounted for approximately 24%, 14% and 12% of the Company’s gross receivables, respectively.  At November 3, 2007, one customer accounted for approximately 17% of the Company’s gross receivables.

As of February 2, 2008 and November 3, 2007, the majority of the Company’s long-lived assets were attributable to its United States operations.

16.                               Subsequent Event

On February 20, 2008, the Company completed the sale of the assets and business of the Company’s diagnostics and characterization product line.  The Company may receive up to $10.0 million for the assets, with $2.5 million, subject to certain adjustments, payable on each of the first and second anniversaries of the close of the transaction, and the balance payable on the third anniversary of the close of the transaction contingent on the purchaser’s achievement of revenue targets.  The Company transferred approximately $22.5 million of book value of assets (prior to the impairment charges recorded during the first fiscal quarter of 2008), including component inventory, fixed assets, and intangibles to the purchaser and the purchaser assumed various liabilities including certain contractual warranty and service contracts, employee paid time off, and commission obligations.  The Company will also provide reimbursable transition services for a limited period of time.  In addition, the Company will fund the fulfillment of approximately $4.0 million of existing warranty and service contract obligations through the purchaser.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding our intention to prioritize our research and development activities on our Diamond and ASL platforms; our intention to focus Sapphire platform development on the high-end consumer markets; our intention to double our sales and support headcount in Asia; our intention to divest or reduce our commitment to businesses and products that are unrelated to our consumer semiconductor markets; our intention to scale down our service infrastructure and align with a self-service model; our intention to reduce our headcount word-wide on a net basis by approximately 400 employees; our intention to continue outsourced manufacturing activities; that we use our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test and ATE markets; our future results being dependent on attracting and retaining highly skilled employees; our belief that our net sales, gross margins and operating results will continue to fluctuate; factors relating to the fluctuations in our net sales, gross margins and operating results; our intention to introduce new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our belief that our gross margins on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers will harm our business and operating results; our intent to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our existing cash and short-term investments being sufficient to meet our cash requirements for the next twelve months; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; significant portions of our new orders being dependent upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; our dependence upon obtaining orders for systems to be shipped in the same quarter in which the order is received; the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital and mixed signal memory testers being of critical importance to our future financial results; the possibility that we may repatriate additional cash from our foreign subsidiaries; our ability to maintain or increase sales levels in Taiwan; our anticipation that international sales will continue to account for a significant portion of our total net sales; our expectation that we will continue to receive notice of third party claims for infringement; that our future operating results depend substantially upon the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; our belief that none of the claims brought in the ordinary course of business will have a material adverse effect on our business, financial condition or results of operation; our anticipation that net sales will be $64.0 million to $68.0 million in the second quarter of fiscal year 2008; our anticipation that restructuring charges will be $1.0 to $2.0 million in the second quarter of fiscal 2008; our anticipation of reducing our net worldwide headcount by 400 people by the end of fiscal 2008; our belief that gross margin percent could be flat to slightly higher in the second quarter of fiscal year 2008 compared to the first quarter of fiscal year 2008; our anticipation that R&D expenses will be lower in the second quarter of fiscal 2008 compared to the first quarter of fiscal year 2008; our expectation that SG&A expenses will be flat to lower in the second fiscal quarter of 2008 compared to the first quarter of fiscal year 2008; our anticipation that the amortization of intangible assets will be $3.3 million in the second quarter of fiscal 2008; our belief that investments in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest income or expense; that we expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets; our expectation that we will not recognize any significant tax benefits in our results of operations; that it is more than not that some or all of the deferred tax assets will not be realized; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; our belief that it is probable that orders will be canceled and delayed in the future; our intent to maintain the rapid pace of product innovation on scalable platforms; our belief that a significant portion of investments will provide the marketing, administration and after-sales service and support required for these new products; our plan to continue recognizing compensation expense for all share-based payment awards; our intent to outsource in the future and our expectation that we will achieve operational flexibility and costs savings as a result of outsourcing; that we do not anticipate paying any dividends on our common stock in the foreseeable future; our expected revenue recognition practice; our recording of the impairment loss related to goodwill; that we will continue to assess the need for derivatives in the future; expectation that our business, financial condition and results of operations would be materially adversely affected by our long and variable sales cycle; that our business, financial condition or results of operations will continue to be materially adversely affected by continuing competitive pressure and continued intense price-based competition; that the increases in inventory on hand for new product development and customer support requirements will continue to increase the risk of significant inventory write-offs; that any success we may have in developing new and enhanced systems and new features to our existing systems will depend upon a variety of factors; provisions in the New Notes known as net share settlement which required that, upon conversion of the New Notes, we will pay holders in cash for up to the principal amount of the converted New Notes and under which an amount in excess of this cash will be settled in shares of our common stock, or at our option, cash; that we believe that the impact of the adoption of SFAS 159 will not have a material impact on our financial position, results of operations and cash flows; that the sale of our Milpitas facility will not be recorded until the letter of credit expires or is otherwise terminated and all of the criteria are met; that the initial lease for our Hillsboro facility will expire on January 6, 2010; that we will provide reimbursable transition services for a limited period of time; that we will fund the fulfillment of approximately $4.0 million of existing warranty and service contact obligations through the purchaser; that we will continue to evaluate our estimates, including those relate to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring charges and share-based compensation; that certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements; our belief that our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months; that we do not believe that the adoption of SFAS 157 will be material; that the timing and success of new products and product enhancements will affect our business, financial condition and results of operations; that we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws; that we are continuing to invest significant resources in the expansion of our product lines; that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor; that our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies; our belief that to remain competitive we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide; that we believe that many of the risks detailed here and in our other SEC filings are part of doing business in the semiconductor industry and will likely be present in all periods reported; that delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us; and our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operating results in the future.

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

OVERVIEW

We design, manufacture, sell and service engineering validation test equipment and ATE used for testing semiconductor ICs. We serve a broad spectrum of the semiconductor industry’s testing needs through a wide range of products that test digital logic, mixed-signal, system-on-a-chip and radio frequency semiconductors. We utilize our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test and ATE markets. Our hardware products are designed to test semiconductors at two stages of their lifecycle; first, at the prototype stage, and, second, as they are produced in high volume. Collectively, our customers include major semiconductor manufacturers, fabless design houses, foundries and assembly and test services companies.

Major business developments during and subsequent to the three months ended February 2, 2008 included:

•                      Kevin C. Eichler, with more than twenty years of experience in the high tech industry at companies including MarketTools, MIPS Technologies and Microsoft, was appointed senior vice president and chief financial officer, effective January 7, 2008.

•                      On January 7, 2008, we completed the sale of our facilities located at 5975 NW Pinefarm Place, Hillsboro, Oregon. The sales price for the property was $20.0 million. As part of the agreement, we entered into an agreement to lease back the property for a two-year period, with renewal options.

•                      In January 2008, we announced our plans to divest or otherwise reduce our commitment to business and products that are unrelated to our consumer semiconductor market focus, scale down our service infrastructure, and continue with outsourced manufacturing activities. We anticipate that these initiatives will result in a net worldwide headcount reduction of approximately 400 people by the end of fiscal 2008. These actions resulted in restructuring charges of $13.5 million in the first fiscal quarter of 2008 and will result in additional restructuring charges of approximately $1.0 to $2.0 million during the second fiscal quarter of 2008.

•                      In February 2008, we completed the sale of certain assets and business related to the diagnostics and characterization product line to DCG Systems, Inc. The carrying value of the disposal group was adjusted to its fair value less costs to sell, which resulted in an impairment charge of $22.5 million during the first fiscal quarter of 2008.

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

Since our fiscal year ended November 3, 2007, there have been no significant changes in our critical accounting policies and estimates other than the adoption of FIN 48 (see Note 10 — “Income Taxes,” of the notes to the consolidated financial statements for further discussion). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 3, 2007, as filed with the SEC on January 17, 2008, for a discussion of our critical accounting policies and use of estimates.

RESULTS OF OPERATIONS

The following table sets forth items from the unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended
	February 2, 2008	February 3, 2007
Net sales	100.0%	100.0%
Cost of goods sold	58.8	56.6

Gross margin	41.2	43.4
Operating expenses
Research and development	27.3	17.8
Selling, general and administrative	34.1	21.8
Amortization of purchased intangibles	7.0	3.8
Impairment charges	36.3	—
Restructuring charges	16.9	0.4
Loss on disposal of facilities	5.7	—

Total operating expenses	127.3	43.8

Operating loss	(86.1)	(0.4)

Net loss	(88.8)%	(0.0)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, engineering consulting, customized services and lease income. Net sales were $63.2 million for the three months ended February 2, 2008 representing a decrease of 46.8% from sales of $118.8 million during the three months ended February 3, 2007. The decrease in net sales was due to a decrease in SoC sales to one customer of $36.4 million combined with an 82.4% reduction in the number of wireless units sold and a decrease of $6.5 million in service revenues for legacy products in the first fiscal quarter of 2008 compared to the first fiscal quarter of 2007.  Sustainability of our revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will be approximately $64.0 million to $68.0 million for the second quarter of fiscal year 2008.

The Company’s net sales by product line consisted of:

	Three Months Ended
	February 2, 2008	February 3, 2007
SoC	28%	45%
Analog Mixed Signal	34	31
Memory	—	1
Diagnostics and Characterization	3	4
Service	35	19

Total	100%	100%

International net sales accounted for approximately 68% and 81% of total net sales in the three months ended February 2, 2008 and February 3, 2007, respectively. Our net sales to the Asia Pacific region accounted for approximately 49% and 60% of total net sales in the three months ended February 2, 2008 and February 3, 2007, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile, and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Gross Margin

Our gross margin as a percentage of net sales decreased to 41.2% during the three months ended February 2, 2008 from 43.4% during the months ended February 3, 2007. The decrease in gross margins was primarily due to $2.8 million of the restructuring charges being allocated to manufacturing costs.  Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. We believe gross margin percent could be flat to slightly higher in the second quarter of fiscal year 2008 compared to the first quarter of fiscal year 2008.

Research and Development

Research and development, or R&D, expenses were $17.2 million in the three months ended February 2, 2008, representing a decrease of 18.6% from $21.2 million in the three months ended February 3, 2007. The decrease in expenses in the three months ended February 2, 2008 resulted primarily from a $2.4 million decrease in project related spending, a $0.8 million decrease in compensation and other employee related expenses and a $0.3 million decrease in depreciation and maintenance costs. R&D expenses as a percentage of net sales were 27.3% and 17.8% in the three months ended February 2, 2008 and February 3, 2007, respectively. The increase in R&D expenses as a percentage of net sales was primarily attributable to lower net sales. We anticipate that R&D expenses will be lower in the second quarter of fiscal year 2008 compared to first quarter of fiscal 2008.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $21.5 million in the three months ended February 2, 2008, representing a decrease of 16.7% from $25.8 million in the three months ended February 3, 2007. The decrease was primarily due to the reduction of compensation and other employee related expenses of $3.7 million,  a decrease in travel expenses of approximately $0.5 million and a decrease in share-based compensation expense of $0.5 million. As a percentage of net sales, SG&A expenses were 34.1% and 21.8% in the three months ended February 2, 2008 and February 3, 2007, respectively. The increase in SG&A expenses as a percentage of net sales is primarily attributable to lower net sales. We anticipate that SG&A expenses will be lower the second quarter of fiscal year 2008 compared to first quarter of fiscal 2008.

Amortization of Purchased Intangibles

Amortization of purchased intangible assets expenses were $4.5 million and $4.5 million in the three months ended February 2, 2008 and February 3, 2007, respectively. We anticipate that amortization of intangibles will be $3.3 million in the second quarter of the fiscal year 2008.

Impairment Charges

During the three months ended February 2, 2008, we recorded impairment charges of approximately $23.0 million.  During the first fiscal quarter of 2008, we committed to sell certain assets related to the diagnostics and characterization product line with a carrying amount of approximately $22.5 million and determined that the plan of sale criteria in SFAS

144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met.  Accordingly, the carrying value of the disposal group was adjusted to its fair value less costs to sell, resulting in $22.5 million impairment charges.  In addition, we determined that our goodwill was impaired at January 31, 2008, and an impairment charge of $0.4 million was recorded in the first quarter of fiscal 2008.   See Note 6 — “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for further discussion.

Restructuring Charges

During the three months ended February 2, 2008 and February 3, 2007, we recorded a restructuring charge of approximately $10.7 million and $0.5 million for severance charges in operating expenses related to headcount reductions and facility consolidation related expenses. During the three months ended February 2, 2008, we recorded a restructuring charge of approximately $2.8 million in cost of goods sold related to headcount reduction related expenses. The restructuring charges recorded in the three months ended February 2, 2008 were for severance and other benefit charges which accounted for a headcount reduction of approximately 320 employees resulting from plans to divest or otherwise reduce our commitment to business and products that are unrelated to our consumer semiconductor market focus, scale down our service infrastructure, and continue with outsourced manufacturing activities. We anticipate that restructuring charges will be $1.0 to $2.0 million related to these actions during the second fiscal quarter of 2008.  See Note 13 — “Restructuring Charges,” of the notes to the consolidated financial statements for further discussion.

Loss on Disposal of Facilities

During the three months ended February 2, 2008, we recorded a loss on disposal of facilities of $3.6 million related to the sale-leaseback transaction involving the Company’s facilities located in Hillsboro, Oregon.  See Note 9 – “Sale-Leasebacks,” of the notes to the consolidated financial statements for further discussion.

Interest Income

We generated interest income of $2.6 million and $1.2 million in the three months ended February 2, 2008 and February 3, 2007, respectively. The increase in the three months ended February 2, 2008 was primarily due to higher average cash balances compared to the three months ended February 3, 2007.

Interest Expense

Interest expenses were $2.5 million and $1.2 million for the three months ended February 2, 2008 and February 3, 2007, respectively. The increase in interest expense was primarily attributable to an increase of $0.7 million interest expense related to the sale leaseback in California combined with an increase of $0.7 million interest expense attributable to the interest and amortization of the discount on the subordinated convertible notes.

Other Income (Expenses), Net

Other income (expenses), net was $1.1 million of expense and $2.5 million of income for the three months ended February 2, 2008 and February 3, 2007, respectively. The net change  was primarily due to an unfavorable change in foreign currency valuation of $1.2 million during the three months ended February 2, 2008 compared with the three months ended February 3, 2007.  Also contributing the change, we recorded a gain of $3.0 million related to the exchange of convertible notes during the three months ended February 3, 2007.

Income Taxes

We recorded an income tax provision of $0.7 million and $2.0 million for the three months ended February 2, 2008 and February 3, 2007, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated in foreign jurisdictions.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters over four years and expire seven to ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of February 2, 2008, we had approximately 2.7 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

At February 2 2008, there was $10.3 million of unrecognized share-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 2.7 years. At February 2, 2008, there was $0.2 million of unrecognized share-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a month period.

See our share-based compensation discussion in Note 4 “Share-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended February 2, 2008, net cash used in operating activities was $20.4 million. The net cash flows used in operating activities for the three months ended February 2, 2008 were due to a net loss of $56.1 million and an increase in working capital of $4.1 million, offset by impairment charges related to goodwill and long-lived assets of $23.0 million, depreciation and amortization of $11.6 million, loss on the sale of the Oregon real property of $3.6 million, share-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $1.2 million and the non-cash charges related to provision for inventory write-downs of $0.5 million.

Net cash provided by investing activities was $56.1 million during the three months ended February 2, 2008, attributable to proceeds from sales and maturities of available-for-sale securities of $41.0 million, proceeds from the Oregon real property of $19.0 million offset by purchased of available-for-sale securities of $3.2 million and $0.7 million used to purchase property and equipment to support our business.

Net cash provided by financing activities was approximately $1,000 during the three months ended February 2, 2008. The cash provided by financing activities was attributable to the issuance of common stock.

As of February 2, 2008, we had working capital of $210.3 million, including cash and short-term investments of $240.8 million, and accounts receivable and inventories totaling $109.7 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment we manufacture and market. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next 12 months.

We lease some of our facilities and equipment under operating leases that expire periodically through 2017. The approximate future minimum lease payments at February 2, 2008 are as follows (in thousands):

Net Estimated Future Lease Expense
Remainder of fiscal 2008	$6,967
2009	6,659
2010	4,193
2011	3,344
2012	3,310
Thereafter	11,539
$36,012

The following summarizes our minimum contractual cash obligations and other commitments at February 2, 2008, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$36,012	$6,967	$6,659	$4,193	$3,344	$3,310	$11,539
Convertible subordinated notes (1)	195,000	72,500	—	122,500	—	—	—
Interest on convertible subordinated notes	11,307	2,731	4,288	4,288	—	—	—
Open and non-cancelable purchase order commitments	50,582	42,785	7,596	187	14	—	—

Total contractual cash obligations	$292,901	$124,983	$18,543	$131,168	$3,358	$3,310	$11,539

(1)                                  This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (four and five month) lead times. These business circumstances can lead us to hold relatively high inventory levels giving rise to associated risks. In addition, purchase commitments for unique components often are relatively inflexible in their deferral or cancellation terms. At February 2, 2008, we had open and committed non-cancelable purchase orders totaling approximately $50.6 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at February 2, 2008 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and the length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for charges in the event of cancellation.

Due to the uncertainty with respect to the timing of future cash flows associated with our FIN 48 liabilities and related interest and penalties at February 2, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $6.6 million of FIN 48 liabilities, interest and penalties have been excluded from the contractual obligations table above. See Note 10 – “Income Taxes,” of the notes to the consolidated financial statements for further discussion.

As of February 2, 2008, our principal sources of liquidity consisted of approximately $215.5 million of cash and cash equivalents and short-term investments of $25.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on November 4, 2007.   See Note 10 — “Income Taxes,” of the notes to the consolidated financial statements for further discussion.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of FAS 141(R) on our financial position, results of operations and cash flows.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, asset backed securities, U.S. Treasury notes and obligations of U.S. Government agencies, bank certificates of deposit, corporate bonds and municipal bonds. The table below presents notional amounts and related weighted—average interest rates by year of maturity for our investment portfolio (in thousands, except percent amounts).

			Future maturities of investments held at February 2, 2008
	Balance November 3, 2007	Balance February 2, 2008	2008	2009	2010	2011	Thereafter
Cash equivalents
Amounts	$179,264	$215,502	$215,502	—	—	—	—
Average rate	4.58%	4.07%	4.07%	—	—	—	—
Short-term investments
Amounts	$62,869	$25,275	$25,275	—	—	—	—
Average rate	5.27%	4.67%	4.67%	—	—	—	—
Total investment	$242,133	$240,777	$240,777	$—	$—	$—	$—
Average rate	4.76%	4.12%	4.12%	—	—	—	—

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

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currencies. Our automotive product line is developed and manufactured in Germany and thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency losses were approximately $0.9 million and foreign currency gains were approximately $0.3 million for the three months ended February 2, 2008 and February 3, 2007, respectively.

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

ITEM 4. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.                                    Legal Proceedings.

We are involved in various claims arising in the ordinary course of business, none of which, in the opinion of management, if determined adversely against us, will have a material adverse effect on our business, financial condition or results of operations.

Item 1A.                         Risk Factors.

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward looking statements contained in this Quarterly Report.  The fact that some of the risks may be the same or similar to our past filings means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the semiconductor industry and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen the significance of the risk.  There are no material changes to the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 3, 2007 filed with the SEC

Our operating results have fluctuated significantly which has adversely affected and may continue to adversely affect our stock price.

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

During the first fiscal quarter of 2008, we announced a series of restructuring activities, including our intention to prioritize our research and development activities on our Diamond and ASL platforms, to focus our Sapphire platform development on high end consumer markets, to double our sales and support headcount in Asia, to reduce our commitment to businesses and products unrelated to the consumer semiconductor markets, to modify our service business and to reduce our headcount world-wide on a net basis by approximately 400 employees. We cannot be certain that we will successfully anticipate the product needs of our customers or that the products and features we develop as a result of this change in focus will gain customer acceptance. In addition, there can be no assurance that we will not experience delays in product and enhancement development as a result of the changes in our staffing and headcount. Customers may curtail purchases as a result of these changes in focus, delays in product and enhancement development and changes in our service model. Any curtailment of purchases by customers could have a material adverse effect on our business and financial condition.

Some of our net sales are generated from a small number of key customers and the loss of a key customer or material reductions in capital spending by a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business.

Over time, we have expanded our base of customers; however, a large portion of our net sales are generated from a small number of key customers. In particular, one customer, Advanced Micro Devices, Inc. accounted for 23%, 27% and 23% of our net sales for the three months ended February 2, 2008, fiscal years 2007 and 2006, respectively. In addition, Intel Corporation accounted for 11%, 16% and 15% of our net sales for the three months ended February 2, 2008, fiscal years 2007 and 2006, respectively.  Our top ten customers accounted for 65%, 72% and 64% of our net sales for the three months ended February 2, 2008, fiscal years 2007 and 2006, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

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

For example, the Financial Accounting Standards Board (FASB) issued changes to U. S. GAAP that requires us to record a charge to earnings for our various share-based compensation programs beginning on November 1, 2005 which resulted in us recording additional share-based compensation expenses of $1.2 million, $3.5 million and $3.3 million for the three months ended February 2, 2008, fiscal years 2007 and 2006, respectively.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 15%, 16% and 13% of our net sales in the three months ended February 2, 2008 and fiscal years 2007 and 2006, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

As of February 2, 2008, we had $72.5 million principal amount of 1.5% Convertible Subordinated Notes, or 1.5% Notes, due in May 2008 and $122.5 million principal amount of 3.5% Convertible Senior Subordinated Notes, due 2010 (the New Notes). The New Notes contain net share settlement provisions which require that, upon conversion of the New Notes, we will pay holders in cash up to the principal amount of the converted New Notes. Any amounts in excess of this converted amount will be settled in shares of our common stock or, at our option, cash. The initial conversion price is $8.25.

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

New or different accounting pronouncements or regulatory rulings may emerge which could impact the way we are required to account for our convertible debt instruments that would have an adverse impact on our results of operations and earnings per share amount. With respect to our 3.5% Convertible Senior Subordinated Notes, we are required under U.S. GAAP as presently in effect to include in outstanding shares for purposes of computing earnings per share only a number of shares underlying the convertible notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the convertible notes. This is because of the “net share settlement” feature of the convertible notes, under which we are required to pay the principal amount of the convertible notes in cash. The recently issued exposure draft from the FASB, FSP ARB 14-A “Accounting for convertible debt that may be settled in cash upon conversion (including partial cash settlement)” is proposing a new method of accounting for net share settled convertible debt instruments under which the debt and equity components of the instrument would be bifurcated and accounted for separately. If the proposed position is adopted by the FASB it could impact our net income and earnings per share amounts. While the recently issued exposure draft from FASB contemplated that this change would take effect for fiscal years beginning after December 15, 2007, this change has not yet been adopted and we are unable to estimate the likelihood that the proposed change will be adopted, whether it will apply to the 3.5% Convertible Senior Subordinated Notes or the date it would be effective if adopted.

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

International sales accounted for approximately 68%, 71% and 69% of our total net sales for the three months ended February 2, 2008, fiscal years 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia-Pacific region accounted for approximately 49%, 52% and 50% of our total net sales for the three months ended February 2, 2008, fiscal years 2007 and 2006, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. No single end-user customer headquartered in Asia or Europe accounted for more than 10% of our net sales during the three months ended February 2, 2008, or during fiscal years 2007 and 2006.

In addition, one of our major distributors, Spirox Corporation, which accounted for 15%, 16% and 13% of our net sales for the three months ended February 2, 2008, fiscal years 2007 and 2006, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

During the first fiscal quarter of 2008, we committed to sell certain assets related to the diagnostics and characterization product line with a carrying amount of approximately $22.5 million.  The contract associated with this sale was executed in February 2008.  On January 31, 2008, we determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met.  Accordingly, the carrying value of the disposal group was adjusted to its fair value less costs to sell, which was determined based on the purchase agreement under negotiations, resulting in a $22.5 million impairment charge.

If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record impairment charges related to our long-lived assets in accordance with SFAS 144, “Accounting for Impairment or Disposal for Long-Lived Assets” (SFAS 144) which could have a material adverse effect on our results of operations and financial condition.

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

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our chief executive officer, Lavi A. Lev, joined us in December 2006 and has limited experience in our business. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. During fiscal year 2007, we experienced turnover in our chief executive officer, chief financial officer, sales and marketing senior executive and senior engineering executive positions.  In addition, our current chief financial officer joined us in January 2008.  Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

CREDENCE SYSTEMS CORPORATION
(Registrant)

/s/ Kevin C. Eichler
Date	March 13, 2008	Kevin C. Eichler
Senior Vice President, Chief Financial Officer and
Secretary
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(3)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.2(3)	Form of global 1.5% Convertible Subordinated Note due 2008 (included in Exhibit 4.3).

4.3(4)	Indenture, dated as of December 20, 2006, between the Company and The Bank of New York, as Trustee.

4.4(4)	Form of global 3.5% Convertible Senior Subordinated Note due 2010 (included in Exhibit 4.4).

10.1(5)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.8(6)	Executive Employment Agreement, dated January 1, 2008, by and between the Company and Kevin C. Eichler.

10.9(7)	Purchase and Sale Agreement and Receipt for Earnest Money, dated November 8, 2007, by and between the Company and Carlyle Investment Co.

10.10(7)	First Amendment to Purchase and Sale Agreement, dated December 10, 2007, by and between the Company and Carlyle Investment Co.

10.11(7)	Absolutely Net Office Lease, dated January 7, 2008, by and between the Company and Five Oaks Flex, LLC.

10.12(7)	Absolutely Net Office Lease, dated January 7, 2008, by and between the Company and Five Oaks Office, LLC.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.
(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.
(4)	Exhibits 4.5, 4.5, 10.30 and 10.31 are incorporated herein by reference to Exhibit 4.1, 4.2, 10.1 and 10.2 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on December 21, 2006.
(5)	Exhibit 10.1 is incorporated herein reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2008.
(7)	Exhibits 10.9, 10.10, and 10.2 are incorporated by reference to Exhibit 10.31, 10.32, 10.33, and 10.34 to the Company’s Annual Report on Form 10-K (File No. 000-22366), filed on January 17, 2008.