Form 10-Q
period 2008-05-03
CREDENCE SYSTEMS CORP
filed 2008-06-12
CIK 893162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

(Address of principal executive offices)

95035

(Zip Code)

(408) 635-4300

(Registrant’s telephone number, including area code)

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 30, 2008, there were 102,499,393 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

CREDENCE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	May 3, 2008	November 3, 2007(a)
ASSETS
Current assets:
Cash and cash equivalents	$220,682	$179,264
Short-term investments	7,778	62,869
Accounts receivable, net of allowance of $808 and $883, respectively	58,114	64,174
Inventories	50,257	62,506
Income tax receivable	452	440
Deferred income taxes	9,473	9,902
Prepaid expenses and other current assets	19,760	16,260

Total current assets	366,516	395,415
Property and equipment, net	45,091	75,299
Long-term investments	4,091	—
Goodwill	—	2,606
Other intangible assets, net	51,039	65,966
Other assets	41,728	50,026

Total assets	$508,465	$589,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,179	$20,365
Accrued expenses and other liabilities	34,573	29,500
Accrued payroll and related liabilities	13,487	16,715
Convertible subordinated notes, current portion	70,700	70,700
Deferred revenue	23,774	27,679
Income taxes payable	(1,847)	8,563
Accrued warranty	8,626	12,384
Deferred profit	2,677	2,703

Total current liabilities	168,169	188,609
Convertible subordinated notes, long-term portion	120,628	119,728
Long-term restructuring liabilities	1,291	1,249
Long-term deferred income taxes	9,473	9,473
Long-term income taxes payable	7,012	—
Other liabilities	33,578	33,998

Total liabilities	340,151	353,057
Stockholders’ equity	168,314	236,255

Total liabilities and stockholders’ equity	$508,465	$589,312

(a)	Derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended November 3, 2007.

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Net sales:
Systems and upgrades	$46,777	$95,514	$88,070	$186,159
Service and spare parts	21,336	26,027	43,451	54,500

Total net sales	68,113	121,541	131,521	240,659
Cost of goods sold
Systems and upgrades	23,190	45,928	42,491	92,557
Service and spare parts	15,666	20,397	30,950	41,384
Restructuring charges	1,300	—	4,081	—

Total cost of goods sold	40,156	66,325	77,522	133,941
Gross margin	27,957	55,216	53,999	106,718
Operating expenses:
Research and development	15,741	20,362	32,976	41,540
Selling, general and administrative	19,712	29,114	41,234	54,953
Amortization of purchased intangibles	3,272	4,454	7,723	8,909
Impairment charges and loss on disposal of product line	3,394	—	26,349	—
Restructuring charges	1,892	526	12,561	1,018
Loss on disposal of facilities	—	—	3,600	—

Total operating expenses	44,011	54,456	124,443	106,420

Operating income (loss)	(16,054)	760	(70,444)	298
Interest income	1,864	1,936	4,484	3,096
Interest expense	(2,531)	(2,301)	(5,061)	(3,489)
Other income (expenses), net	(1,275)	(1,979)	(2,383)	555

Income (loss) before income tax provision	(17,996)	(1,584)	(73,404)	460
Provision for income taxes	683	1,870	1,402	3,925

Net loss	$(18,679)	$(3,454)	$(74,806)	$(3,465)

Net loss per share
Basic	$(0.18)	$(0.03)	$(0.73)	$(0.03)

Diluted	$(0.18)	$(0.03)	$(0.73)	$(0.03)

Number of shares used in computing per share amount
Basic	102,016	101,028	101,853	100,816

Diluted	102,016	101,028	101,853	100,816

See accompanying notes.

CREDENCE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net loss	$(74,806)	$(3,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,575	25,266
Share-based compensation charges	1,895	3,221
Provision for inventory write downs	757	842
Recovery for allowance for doubtful accounts	(39)	(223)
Impairment of goodwill and long-lived assets and loss on disposal of product line	26,349	—
Disposal of long-term intellectual property asset	—	679
Loss on disposal of property and equipment	3,620	1,901
Gain on exchanged convertible notes	—	(2,955)
Changes in operating assets and liabilities:
Accounts receivable, net	4,662	(7,307)
Inventories	614	(8,688)
Income tax receivable and payable	850	(4,425)
Prepaid expenses and other current assets	(2,445)	1,172
Other assets	(2,601)	(12,400)
Accounts payable	(4,383)	(6,562)
Accrued expenses and other current liabilities	(6,987)	503
Deferred profit	1,070	5,291

Net cash used in operating activities	(29,869)	(7,150)
Cash flows from investing activities:
Purchases of available-for-sale securities	(8,738)	(40,163)
Maturities of available-for-sale securities	56,516	2,000
Sales of available-for-sale securities	3,472	—
Acquisition of property and equipment	(1,664)	(3,019)
Proceeds from sale of property and equipment	18,959	2,691

Net cash provided by investing activities	68,545	(38,491)
Cash flows from financing activities:
Issuance of common stock	494	878
Proceeds from issuance of convertible notes, net of issue costs	—	44,129
Proceeds from direct financing sale-leaseback	—	30,000

Net cash provided by financing activities	494	75,007

Effects of exchange rate on cash and cash equivalents	2,248	(1,297)

Net increase in cash and cash equivalents	41,418	28,069
Cash and cash equivalents at beginning of period	179,264	95,635

Cash and cash equivalents at end of period	$220,682	$123,704

Supplemental disclosures of cash flow information:
Interest paid	$2,688	$1,193
Income taxes paid	$469	$8,080
Non-cash investing and financing activities:
Net transfers of inventory to property and equipment	$495	$1,095
Unrealized gain on available-for-sale securities	$(22)	$(19)

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Quarterly Financial Statements

The condensed consolidated financial statements and related notes for the three month periods ended May 3, 2008 and May 5, 2007 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of Credence Systems Corporation (Credence or the Company) for the interim periods, in accordance with U.S. generally accepted accounting principles. The results of operations for the three and six month periods ended May 3, 2008 and May 5, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended November 3, 2007 included in the Company’s most recent Annual Report on Form 10-K and the additional risk factors contained herein and therein, including, without limitation, risks relating to the importance of timely product introduction, fluctuations in the Company’s quarterly net sales and operating results, limited systems sales, backlog, cyclicality of the semiconductor industry, management of fluctuations in our operating results, expansion of our product lines, limited sources of supply, reliance on the Company’s outsourced manufacturing and logistics, reliance on distributors, the Company’s highly competitive industry, customization of products, rapid technological change, customer concentration, lengthy sales cycles, changes in financial accounting standards and accounting estimates, dependence on key personnel, international operations and sales, proprietary rights, legal proceedings, compliance with environmental regulations, volatility of the Company’s stock price, retention of executive offices and key personnel, requirement of significant cash and future financing, terrorist attacks and other geopolitical instability, effects of the changes in securities law and regulations, Sarbanes-Oxley Act of 2002, and effects of certain anti-takeover provisions, as set forth in this Report. Any party interested in receiving a free copy of the Form 10-K or the Company’s other publicly available documents should write to the Chief Financial Officer of the Company.

Description of Business — Credence was incorporated in California in March 1982 and was reincorporated in Delaware in October 1993. The principal business activity of the Company is the design, development, manufacture, sale and service of integrated test solutions throughout the design, validation and production processes for semiconductors.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Effective in the second quarter of fiscal 2008, the Company reclassified certain product revenue as net sales instead of as an offset to cost of goods sold expenses. For the three and six month periods ended May 3, 2008, the total amount of this product classified as net sales is $0.5 million and $0.7 million, respectively. For comparative purposes, for the three and six month periods ended May 5, 2007, $0.4 million and $0.7 million, respectively, of this product revenue has been reclassified as net sales. These reclassifications had no effect on the financial position, results of operations or cash flows for any of the periods presented.

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

Sales in the United States are principally made through the Company’s direct sales organization consisting of direct sales employees and representatives. Sales outside the United States utilize both direct sales employees and distributors. There are no significant differences in revenue recognition policies based on the sales channel, due to the business practices that have been adopted with the Company’s distributor relationships. Because of these business circumstances, the Company does not use “price protection,” “stock rotation” or similar programs with its distributors. In general, the Company sells products to the distributor on the basis of a purchase order received from an end customer. The Company evaluates any revenue recognition issues, in such cases, based on the characteristics of the distributor and the end customer.

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

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and each executive officer of the Company that provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of May 3, 2008.

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

Stock Option Plans

The Company has a share-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters over four years and expire seven to ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Company’s ESPP are generally from the Company’s new shares. As of May 3, 2008, the Company had approximately 10,700,000 shares of common stock reserved for future issuance under the stock option plans and ESPP.

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

In fiscal year 2005, the Company’s Board of Directors and stockholders approved the 2005 Stock Incentive Plan (the “2005 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights and restricted stock to employees, members of the Board of Directors and consultants. The maximum number of shares originally available for grant under the 2005 Plan was 5,900,000 shares. On April 1, 2008, the stockholders approved an additional 9,000,000 shares for issuance under the 2005 Plan.

During fiscal year 2005, the 1993 Stock Option Plan (the “1993 Plan”), under which the Company previously granted options to employees and members of the Board of Directors, expired. However, outstanding options granted under the 1993 Plan remains exercisable in accordance with the terms of the original grant agreements.

In August 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” non-qualified stock options previously awarded to employees and officers with option exercise prices equal to or greater than $9.15. Options held by non-employee directors are excluded from the vesting acceleration. In addition, in order to prevent executive officers from unintended personal benefits, the Company’s executive officers have agreed to the imposition of restrictions on any shares received through the exercise of accelerated options. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment. The $9.15 price was selected because it was higher than the closing price of the Company’s common stock of $8.84 on August 29, 2005, the date of this acceleration. The accelerated options represent approximately 15% or approximately 2,800,000 shares of the total of all outstanding Credence options on August 29, 2005. The acceleration was intended to reduce the stock option expense the Company would be required to record after the adoption of Statement of Financial Accounting Standard No. 123(R)—”Share-Based Payment” (SFAS 123(R)). This acceleration reduced approximately $10.0 million of stock option expenses under SFAS 123(R) which would have been recognized as an expense through December 2008.

In calculating the compensation cost under SFAS 123 (R), the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes-Merton options pricing and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility and expected term.

In April, July and August 2007 and January 2008, the Company’s Board of Directors approved inducement stock option grants to certain officers of the Company which were made outside of any current Company plan. The inducement stock options are granted out of the Company’s authorized common stock. The Company elected to make inducement option grants to induce and attract higher qualified candidates to accept employment with the Company and to fill open officer positions. These inducement option grants were valued under SFAS 123(R) using the same assumptions and methodology that the Company used for its employee option grants from the Company plan. The fair value is marked to market as compensation until the underlying shares are registered. As of May 3, 2008 there were 930,000 shares issued and outstanding under these awards.

The following table illustrates the share-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three and six month periods ended May 3, 2008 and May 5, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Cost of goods sold	$125	$89	$287	$187
Research and development	157	338	414	746
Selling, general and administrative	460	861	1,194	2,058

Share-based compensation expense before income taxes benefit	$742	1,288	$1,895	$2,991
Income tax benefit	—	—	—	—

Share-based compensation expense after income taxes benefit	$742	$1,288	$1,895	$2,991

As of May 3, 2008 and May 5, 2007, the Company capitalized $0.2 million and $0.2 million of share-based compensation expense as inventory, respectively; therefore, such amounts are excluded in the cost of goods sold amounts above.

The following is a summary of activity under the Company’s stock option plan for the six months ended May 3, 2008:

	Options Available for Grant (In thousands)	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Life (In years)
Balance at November 3, 2007	2,039	15,266	$11.00
Share plan increase	9,000	—	—
Options granted	(1,712)	1,708	$1.54
Options canceled	976	(1,159)	$4.83
Options forfeited/expired	—	(1,150)	$13.59
Options exercised	—	(78)	$1.07

Balance at May 3, 2008	10,303	14,587	$10.78	$22,491	4.28

Vested or expected to vest at May 3, 2008		10,072	$12.83	$8,044	3.79

Exercisable at May 3, 2008		10,043	$12.85	$7,982	3.79

Restricted stock units are granted from the pool of options available for grant. The Company’s plan requires that every share underlying a restricted stock unit issued will be counted against the plan limit as 1.4 shares in the above table.

The weighted-average grant date fair value for options granted during the three and six months ended May 3, 2008 was $0.87 and $1.14, respectively. The weighted-average grant date fair value for options granted during the three and six months ended May 5, 2007 was $1.58 and $2.12, respectively. The total intrinsic value of options exercised during the three and six months ended May 3, 2008 was $0 and $1,000, respectively. The total intrinsic value of options exercised during the three and six months ended May 7, 2007 and was $11,000 and $19,000, respectively. Cash proceeds from the exercise of stock options were $0 and $1,000 for the three and six months ended May 3, 2008, respectively. Cash proceeds from the exercise of stock options were $16,000 and $18,000 for the three and six months ended May 5, 2007, respectively. No income tax benefit was realized from the stock option exercises during the three and six month periods ended May 3, 2008 and May 5, 2007. Share-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended May 3, 2008 was $0.7 million and $1.6 million, respectively. Share-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended May 5, 2007 was $1.1 million and $2.5 million, respectively. The Company generally settles employee stock option exercises with newly issued common shares. At May 3, 2008, there was $9.4 million of unrecognized share-based compensation expense related to non-vested options and that is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended May 3, 2008 and May 5, 2007:

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Expected volatility	73%	56%	66%	58%
Expected Dividend yield	—	—	—	—
Risk-free interest rate	2.60%	4.5%	3.06%	4.5%
Expected term (in years)	4.75	4.0	4.75	4.0

Expected Volatility: The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The selection of a combination of the implied and historical volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that this combination is more representative of future stock price trends than historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee exercise behavior.

Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan (ESPP)

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “1994 Plan”), which provides direct employees, employed with the Company for at least thirty consecutive days as of the entry date into any offering period, with the opportunity to acquire shares of the Company’s common stock. Employees may contribute up to 10% of their base salary to the plan. The Company has a six month purchase plan within the offering period. The purchase price is 85% of the fair market value per share of common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. The plan restricts the maximum number of shares that an employee can purchase to 1,500 shares each semi-annual period and to $25,000 worth of common stock each year. At May 3, 2008, there were 400,394 shares reserved for issuance under the 1994 Plan.

The fair value of issuances under the 1994 Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (FTB 97-1), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option” and using the Black-Scholes-Merton options pricing model. During the six months ended May 3, 2008 and May 5, 2007, the Company issued 408,738 and 541,306 shares, respectively, under the 1994 Plan. Total cash received for the issuance of shares under the employee stock purchase plan was approximately $0.5 million and $0.9 million during the six months ended May 3, 2008 and May 5, 2007, respectively. Share-based compensation expense related to employee stock purchases recognized under SFAS 123(R) for the three and six months ended May 3, 2008 was $0.1 million and $0.3 million, respectively. Share-based compensation expense related to employee stock purchases recognized under SFAS 123(R) for the three and six months ended May 5, 2007 was $0.3 million and $0.6 million, respectively. At May 3, 2008, there was $155,000 of unrecognized share-based compensation expense related to outstanding ESPP shares and that is expected to be recognized over a four month period.

The fair value of awards granted under the 1994 Plan was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended May 3, 2008 and May 5, 2007:

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Expected volatility	75%	61%	68%	63%
Expected Dividend yield	—	—	—	—
Risk-free interest rate	2.49%	4.8%	3.19%	4.9%
Expected term (in years)	0.5	0.5	0.5	0.5

4.	Balance Sheet Components

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories consist of the following (in thousands):

	May 3, 2008	November 3, 2007
Raw materials	$32,473	$43,501
Work-in-process	15,152	15,837
Finished goods	2,632	3,168

Total	$50,257	$62,506

Property and equipment, net consist of the following (in thousands):

	May 3, 2008	November 3, 2007
Land	$15,694	$19,320
Buildings	15,080	36,298
Machinery and equipment	104,798	108,839
Software	31,066	34,059
Leasehold improvements	28,886	41,663
Furniture and fixtures	9,595	10,061

	205,119	250,240
Less accumulated depreciation	(160,028)	(174,941)

Total	$45,091	$75,299

Prepaid expenses and other current assets consist of the following (in thousands):

	May 3, 2008	November 3, 2007
Receivable for value added taxes	$3,840	$4,455
Receivable from disposal of product line, short-term	2,500	—
Receivable from contract equipment manufacturers	2,294	2,098
Other prepaid expenses	11,126	9,707

Total	$19,760	$16,260

Other assets consist of the following (in thousands):

	May 3, 2008	November 3, 2007
Product spares	$25,428	$32,077
Product consignment	6,382	6,179
Other assets	9,918	11,770

Total	$41,728	$50,026

Product spare parts that are used in the Company’s service business are classified as other assets and are depreciated using the straight-line method over five years. Amortization expense was approximately $2.4 million and $2.7 million for three months ended May 3, 2008 and May 5, 2007, respectively. Amortization expense was approximately $4.8 million and $5.4 million for six months ended May 3, 2008 and May 5, 2007, respectively.

Product consignments to internal and external customers are classified as other assets and are depreciated using the straight-line method over 36 months. Amortization expense was approximately $0.6 million and $1.2 million for the three months ended May 3, 2008 and May 5, 2007, respectively. Amortization expense was approximately $1.1 million and $2.5 million for the six months ended May 3, 2008 and May 5, 2007, respectively.

Accrued expenses and other liabilities consist of the following (in thousands):

	May 3, 2008	November 3, 2007
Accrued distributor commissions	$1,099	$2,024
Accrued bonuses	650	2,517
Accrued restructuring expenses	13,246	2,213
Accrued value added taxes	2,890	3,436
Accrued interest expense	2,464	2,464
Other accrued liabilities	14,224	16,846

Total	$34,573	$29,500

Other long-term liabilities consist of the following (in thousands):

	May 3, 2008	November 3, 2007
Sale-leaseback obligation	$30,000	$30,000
Other long-term liabilities	3,578	3,998

Total	$33,578	$33,998

5.	Convertible Subordinated Notes

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

Interest expense associated with the Notes was $0.3 million and $0.3 million for the three months ended May 3, 2008 and May 5, 2007, respectively. Interest expense associated with the Notes was $0.5 million and $0.8 million for the six months ended May 3, 2008 and May 5, 2007, respectively.

Unamortized debt issuance costs associated with the Notes were $0 and $0.3 million at May 3, 2008 and November 3, 2007, respectively. Amortization of debt issuance costs are classified as other income (expense), net on the unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.1 million and $0.1 million for the three months ended May 3, 2008 and May 5, 2007, respectively. Amortization of debt issuance costs was $0.2 million and $0.3 million for the six months ended May 3, 2008 and May 5, 2007, respectively.

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

The Company recorded a discount of $6.1 million related to the New Notes since they were issued at a discount. This amount is being amortized to interest expense over the life of the New Notes, or sooner upon conversion. During the three months ended May 3, 2008 and May 5, 2007, the Company recorded related amortization of $0.4 million and $0.4 million, respectively. During the six months ended May 3, 2008 and May 5, 2007, the Company recorded related amortization of $0.9 million and $0.7 million, respectively.

Interest expense associated with the New Notes was $1.1 million and $1.1 million for the three months ended May 3, 2008 and May 5, 2007, respectively. Interest expense associated with the New Notes was $2.1 million and $1.4 million for the three months ended May 3, 2008 and May 5, 2007, respectively.

Expenses of $3.4 million associated with the New Notes offering were capitalized upon issuance and are included in prepaid expenses and other current assets and in other assets in the unaudited condensed consolidated balance sheets. Such expenses are being amortized over the term of the New Notes. Unamortized debt issuance costs associated with the New Notes were $2.0 million and $2.5 million at February 2, 2008 and November 3, 2007, respectively. Amortization of debt issuance costs are classified as other income (expense), net on the condensed consolidated statements of operations. Amortization of debt issuance costs was $0.3 million and $0.2 million for the three months ended May 3, 2008 and May 5, 2007, respectively. Amortization of debt issuance costs was $0.5 million and $0.4 million for the six months ended May 3, 2008 and May 5, 2007, respectively.

Subordinated Convertible Notes consists of the following (in thousands):

	Balance
	May 3, 2008	November 3, 2007
Current convertible subordinated notes
1.5% convertible subordinated notes due May 2008	$72,500	$72,500
Discount on 3.5% convertible senior subordinated notes due May 2010, current portion	(1,800)	(1,800)

Net current convertible subordinated notes	70,700	70,700

Long-term convertible subordinated notes
3.5% convertible senior subordinated notes due May 2010	$122,500	$122,500
Discount on 3.5% convertible senior subordinated notes due May 2010, long-term portion	(1,872)	(2,772)

Net long-term convertible subordinated notes	120,628	119,728

Net convertible subordinated notes	$191,328	$190,428

6.	Other Intangible Assets and Goodwill

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

Based on the considerations outlined in the previous discussion, in November 2007, the Company concluded that sufficient indicators existed to require it to perform an analysis to assess whether a portion of its other intangible assets was impaired. This analysis differs from the goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset being tested for impairment. Since the forecasted cash flows exceeded the carrying value, the Company concluded that there was no impairment to its long-lived assets at November 3, 2007. The Company has performed a similar analysis as of May 3, 2008 and concluded that there was no impairment to its long-lived assets at May 3, 2008.

During the first fiscal quarter of 2008, management committed to sell certain assets and certain liabilities (disposal group) related to the diagnostics and characterization product. The contract associated with this sale was executed in February 2008 (see Note 15 — “Loss on Disposal of Product Line” for further discussion). On January 31, 2008, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the disposal group was adjusted to its fair value less costs to sell, which was determined based on the sale agreement under negotiation. The resulting $22.5 million impairment loss has been classified as an impairment charge and loss on disposal of product line under operating expense on the condensed consolidated statements of operations. Because the disposal group did not constitute a component of the Company, this transaction did not qualify as a discontinued operation under SFAS 144.

In connection with the impairment charge noted above and the realization of certain tax attributes, the Company determined that the remaining goodwill associated with the related disposal group had a carrying amount of zero and was reduced accordingly during the six months ended May 3, 2008.

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Other intangible assets subject to amortization were as follows (in thousands):

May 3, 2008	Cost	Accumulated Amortization	Net
Purchased technology	$104,651	(61,932)	42,719
Customer relations	18,152	(12,822)	5,330
Maintenance contracts	13,800	(10,810)	2,990
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—

Total	$144,418	$(93,379)	$51,039

November 3, 2007	Cost	Accumulated Amortization	Net
Purchased technology	$128,441	$(74,185)	$54,256
Customer relations	21,202	(13,862)	7,340
Maintenance contracts	13,800	(9,430)	4,370
Product backlog	4,900	(4,900)	—
Trademarks	2,053	(2,053)	—
Patents	862	(862)	—
Non-compete agreements	750	(750)	—

Total	$172,008	$(106,042)	$65,966

Amortization expenses for the other intangible assets were $3.3 million and $4.5 million for the three months ended May 3, 2008 and May 5, 2007, respectively. Amortization expenses for the other intangible assets were $7.7 million and $8.9 million for the six months ended May 3, 2008 and May 5, 2007, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of fiscal 2008	$6,544
2009	11,938
2010	9,153
2011	7,258
2012	6,250
Thereafter	9,896

Total	$51,039

7.	Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share for periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Numerator:
Net loss	(18,679)	(3,454)	$(74,806)	$(3,465)

Denominator:
Weighted-average shares outstanding	102,016	101,028	101,853	100,816

Basic net loss per share	$(0.18)	$(0.03)	$(0.73)	$(0.03)

Diluted net loss per share	$(0.18)	$(0.03)	$(0.73)	$(0.03)

During the three and six months ended May 3, 2008, the Company excluded options to purchase 13,174,934 shares of common stock from the diluted loss per share calculation, as their effect on an as if converted method was anti-dilutive. During the three and six months ended May 5, 2007, the Company excluded options to purchase 16,319,182 shares of common stock from the diluted loss per share calculation, as their effect on an as if converted method was anti-dilutive.

With respect to the convertible subordinated notes issued in June 2003, during the three and six months ended May 3, 2008 and May 5, 2007, the Company excluded 6,410,256 shares issuable under the terms of the notes from the diluted income per share calculation, as their effect on an as if converted method was anti-dilutive.

With respect to the convertible subordinated notes issued in December 2006, in accordance with EITF 90-19 “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion” and Statement of Financial Accounting Standard No. 128 “Earnings per Share”, there were no shares included in the diluted loss per share calculation for the three and six month periods ended May 3, 2008 and May 5, 2007. The principal portion of the notes were excluded from the per share calculation as this portion of the obligation can only be settled in cash. There were no incremental shares under the as if converted method as the initial conversion per share price of $8.25 exceeded the Company’s share price for the three and six months ended May 3, 2008 and May 5, 2007.

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

Hillsboro, Oregon

On January 7, 2008, the Company completed a sale-leaseback transaction involving the Company’s facilities located in Hillsboro, Oregon. The properties were sold to Carlyle Investment Company (purchaser), an unrelated third party, for a total price of $20.0 million. Simultaneously, the Company agreed to lease the properties back from the purchaser for a period of two years, along with a one-year renewal option upon expiration of the initial lease term. The initial lease commenced on January 7, 2008, and will expire on January 6, 2010. The annual rent for the first and second year of the lease is approximately $2.1 million. The transaction meets the requirements under SFAS 98, “Accounting for Leases,” and SFAS 66 “Accounting for Sales of Real Estate” and was recorded as a sale lease-back transaction. The transaction resulted in a loss of $3.6 million during the six months ended May 3, 2008.

10.	Income Taxes

The Company adopted the provisions of FIN 48 on November 4, 2007. As a result of the adoption, the Company recognized a decrease in income tax liabilities of approximately $2.0 million and a corresponding increase in retained earnings as of November 4, 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $14.9 million and accrued interest and penalties of $0.8 million. The total amount of unrecognized tax benefit as of November 4, 2007, that, if recognized, would affect the effective tax rate was $5.7 million. Consistent with the provisions of FIN 48, the Company reclassified $6.5 million of current income tax liabilities resulting in a $6.5 million increase to long-term income taxes payable and $9.2 million decrease to long-term deferred tax assets that are subject to a full valuation allowance. In the normal course of business, the Company provides for uncertain tax positions and adjusts unrecognized tax benefits, including related interest, accordingly. In the second fiscal quarter of 2008, those adjustments were not significant.

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

11.	Commitments and Contingencies

The Company leases most of its facilities and equipment under operating leases that expire periodically through 2013.

The future minimum lease payments at May 3, 2008 are as follows (in thousands):

Net Estimated Future Lease Expense
Remainder of fiscal 2008	$3,578
2009	6,896
2010	4,436
2011	3,509
2012	3,322
Thereafter	11,539

$33,280

Some of the components that the Company purchases are unique to the Company and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead to the Company holding relatively high inventory levels and associated risks. In addition, purchase commitments for unique components are relatively inflexible in terms of deferral or cancellation. At May 3, 2008, the Company had open and committed non-cancelable purchase orders totaling approximately $37.1 million.

The following summarizes the Company’s minimum contractual cash obligations and other commitments at May 3, 2008 and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$33,280	$3,578	$6,896	$4,436	$3,509	$3,322	$11,539
Convertible subordinated notes (1)	195,000	72,500	—	122,500	—	—	—
Interest on convertible subordinated notes	11,479	2,731	4,288	4,460	—	—	—
Open and non-cancelable purchase order commitments	37,066	27,911	8,998	157	—	—	—

Total contractual cash obligations	$276,825	$106,720	$20,182	$131,553	$3,509	$3,322	$11,539

(1)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

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

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s FIN 48 liabilities and related interest and penalties at May 3, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $7.0 million of FIN 48 liabilities, interest and penalties have been excluded from the contractual obligations table above. See Note 10 – “Income Taxes” for further discussion.

The following table represents the activity in the warranty accrual for the six months ended May 3, 2008 and May 5, 2007 (in thousands):

	Six Months Ended
	May 3, 2008	May 5, 2007
Beginning balance	$12,384	$13,514
Add: Accruals for warranties issued during the period	6,215	11,447
Less: Adjustments of accrual estimates	(1,073)	(117)
Warranty spending	(8,900)	(11,263)

Ending balance	$8,626	$13,581

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

12.	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At May 3, 2008 and November 3, 2007, the Company had a balance of net unrealized loss of approximately $1,000 and $23,000, respectively, on available-for-sale investments. Additionally, at May 3, 2008 and November 3, 2007, the Company had a balance of $8.3 million and $5.8 million, respectively, of net foreign currency translation gains.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Net loss	$(18,679)	$(3,454)	$(74,806)	$(3,465)

Unrealized gains on available-for-sale securities	248	19	22	19
Currency translation adjustment	1,803	1,960	2,465	2,312

Other comprehensive income	2,051	1,979	2,487	2,331

Total comprehensive loss	$(16,628)	$(1,475)	$(72,319)	$(1,134)

13.	Restructuring Charges

During six months ended May 3, 2008 and in previous years, the Company has recorded restructuring charges as it rationalized operations in light of customer demand declines and economic downturns. The measures, which included reducing the workforce, focus on outsourced manufacturing, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align the Company’s capacity and infrastructure to anticipated customer demand and transition its operations for higher utilization of facility space.

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

The following table illustrates the activity for the six month period ended May 3, 2008 and the estimated timing of future payouts for major restructuring categories (in thousands):

	Balance at November 3, 2007	Charges	Utilized	Adjustments	Balance at May 3, 2008
Severance	$(995)	$(15,691)	$5,601	$(951)	$(12,036)
Operating leases	(2,417)	—	—	(83)	(2,500)

Total	$(3,412)	$(15,691)	$5,601	$(1,034)	$(14,536)

Estimated timing of future payouts:
Remainder of fiscal 2008	$13,287
Fiscal 2009	1,249

Total	$14,536

For the three months ended May 3, 2008 and May 5, 2007, the Company recorded restructuring charges of approximately $1.3 million and $0, respectively, as cost of goods sold related to headcount reductions. For the six months ended May 3, 2008 and May 5, 2007, the Company recorded restructuring charges of approximately $4.1 million and $0, respectively, as cost of good sold related to headcount reductions. For the three months ended May 3, 2008 and May 5, 2007, the Company recorded restructuring charges of approximately $1.9 million and $0.5 million, respectively, as operating expenses related to headcount reductions and facilities. For the six months ended May 3, 2008 and May 5, 2007, the Company recorded restructuring charges of approximately $12.6 million and $1.0 million, respectively, as operating expenses related to headcount reductions and facilities.

14.	Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan for its full-time domestic employees, which allows them to contribute up to 20% of their pre-tax wages subject to IRS limits. The Company’s contribution to this plan was approximately $0.5 million and $0.6 million for the three months ended May 3, 2008 and May 5, 2007, respectively. The Company’s contribution to this plan was approximately $0.9 million and $1.0 million for the six months ended May 3, 2008 and May 5, 2007, respectively.

Outside of the U.S., the Company also assumed several defined benefit and defined contribution plans that cover substantially all employees as part of its acquisition of NPTest in May 2004. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At May 3, 2008, and November 3, 2007 the pension liability was $1.2 million and $1.2 million, respectively. The expenses associated with these plans were not material for the three months ended May 3, 2008 and May 5, 2007.

The Company has a deferred compensation plan for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets of approximately $1.3 million and $1.7 million at May 3, 2008 and November 3, 2007, respectively, are included in other assets, and the corresponding deferred compensation liability is included in the other liabilities in the accompanying unaudited condensed consolidated balance sheets.

15.	Disposal of Product Line

On February 20, 2008, the Company completed the sale of the assets and business of the Company’s diagnostics and characterization product line. The Company may receive up to $10.0 million for the assets, with $2.5 million, subject to certain adjustments, payable on each of the first and second anniversaries of the close of the transaction, and the balance payable on the third anniversary of the close of the transaction contingent on the purchaser’s achievement of revenue targets. The Company transferred approximately $26.1 million of book value of assets (calculated based on values prior to the impairment charges recorded during the first fiscal quarter of 2008), including component inventory, fixed assets, and intangibles to the purchaser and the purchaser assumed various liabilities including certain contractual warranty and service contracts, employee paid time off, and commission obligations. The Company will also provide reimbursable transition services for a limited period of time. In addition, the Company has funded the fulfillment of approximately $4.0 million of existing warranty and service contract obligations through the purchaser. A loss of $3.4 million was recorded during the second fiscal quarter ended May 3, 2008 related to the disposal of the diagnostics and characterization product line.

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

The Company’s net sales by product line consisted of:

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
SoC	35%	49%	32%	45%
Analog Mixed Signal	31	21	32	25
Memory	—	1	—	1
Diagnostics and Characterization	2	8	3	6
Service and Other	32	21	33	23

Total	100%	100%	100%	100%

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

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
United States of America	30%	25%	30%	22%
Germany	14	16	12	15
Taiwan	14	14	11	12
China	11	5	14	5
Singapore	7	19	9	26
Rest of World	24	21	24	20

Total net sales	100%	100%	100%	100%

A distributor in Taiwan, Spirox Corporation, accounted for approximately 17% and 13% of the Company’s net sales for the three months ended May 3, 2008 and May 5, 2007, respectively. Spirox Corporation accounted for approximately 16% and 12% of the Company’s net sales for the six months ended May 3, 2008 and May 5, 2007. Spirox Corporation accounted for 21% and 29% of gross accounts receivable at May 3, 2008 and November 3, 2007, respectively.

For the three months ended May 3, 2008, three customers accounted for approximately 23%, 13% and 12%, respectively, of the Company’s net sales. For the three months ended May 5, 2007, three customers accounted for 37%, 11% and 10% of the Company’s net sales. For the six months ended May 3, 2008, three customers accounted for approximately 23%, 12% and 11%, respectively, of the Company’s net sales. For the six months ended May 5, 2007, one customer accounted for 40% of the Company’s net sales.

At May 3, 2008, three customers accounted for approximately 20%, 16% and 13% of the Company’s gross receivables, respectively. At November 3, 2007, one customer accounted for approximately 17% of the Company’s gross receivables.

As of May 3, 2008 and November 3, 2007, the majority of the Company’s long-lived assets were attributable to its United States operations.

17.	Subsequent Event

On May 13, 2008, the Company completed the repayment of the principal balance of its 1.5% Convertible Subordinated Notes due 2008, in the amount of $72.5 million (see Note 5 – “Convertible Subordinated Notes” for further discussion).

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding our intention to prioritize our research and development activities on our Diamond and ASL platforms; our intention to focus Sapphire platform development on the high-end consumer markets; our intention to double our sales and support headcount in Asia; our intention to divest or reduce our commitment to businesses and products that are unrelated to our consumer semiconductor markets; our intention to scale down our service; our intention to continue outsourced manufacturing activities; that we use our proprietary technologies to design products which are intended to provide a lower total cost of ownership than many competing products currently available while meeting the increasingly demanding performance requirements of today’s engineering validation test and ATE markets; our belief that our net sales, gross margins and operating results will continue to fluctuate depending on a variety of factors; factors relating to the fluctuations in our net sales, gross margins and operating results; our intention to introduce new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel; our belief that our gross margins on systems sales will continue to vary significantly; our expectation that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers will harm our business and operating results; our dependence on the capital expenditures of manufacturers of semiconductors and other companies; significant portions of our new orders being dependent upon demand from semiconductor device manufacturers building or expanding fabrication facilities and new device testing requirements; our quarterly net sales and operating results depending upon obtaining orders for systems to be shipped in the same quarter in which the order is received; the continued acceptance, volume production, timely delivery and customer satisfaction of our newer digital and mixed signal memory testers being of critical importance to our future financial results; our ability to maintain or increase sales levels in Taiwan; our anticipation that international sales will continue to account for a significant portion of our total net sales; our expectation that we will continue to receive notice of third party claims for infringement; that our future operating results depend substantially upon the continued service of our executive officers and key personnel; our dependence upon our ability to attract and retain qualified personnel; our belief that none of the claims brought in the ordinary course of business will have a material adverse effect on our business, financial condition or results of operation; our anticipation that net sales will be $64.0 million to $68.0 million in the third quarter of fiscal year 2008; our anticipation that restructuring charges will be $1.5 to $2.5 million in the third quarter of fiscal 2008; our anticipation of reducing our net worldwide headcount by 400 people by the end of fiscal 2008; our belief that gross margin percent could be flat to slightly higher in the third quarter of fiscal year 2008 compared to the second quarter of fiscal year 2008; our anticipation that R&D expenses will be flat to slightly lower in the third quarter of fiscal 2008 compared to the second quarter of fiscal year 2008; our expectation that SG&A expenses will be flat to slightly lower in the third fiscal quarter of 2008 compared to the second quarter of fiscal year 2008; our anticipation that the amortization of intangible assets will be $3.3 million in the third quarter of fiscal 2008; our belief that investments in inventory will continue to represent a significant portion of our working capital; the highly cyclical semiconductor industry which experiences downturns; our expectation that a 10% change in the interest rate will not have any material effect on our interest expense; that we expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets; our expectation that we will not recognize any significant tax benefits in our results of operations; future minimum lease payments; minimum contractual cash obligations and the effect of such obligations in future periods; the highly competitive nature of the automatic test equipment industry which is subject to rapid technological change; our belief that it is probable that orders will be canceled and delayed in the future; our belief that a significant portion of investments will provide the marketing, administration and after-sales service and support required for these new products; our plan to continue recognizing compensation expense for all share-based payment awards; our intent to outsource in the future and our expectation that we will achieve operational flexibility and costs savings as a result of outsourcing; that we will continue to assess the need for derivatives in the future; expectation that our business, financial condition and results of operations would be materially adversely affected by our long and variable sales cycle; that our business, financial condition or results of operations will continue to be materially adversely affected by continuing competitive pressure and continued intense price-based competition; that the increases in inventory on hand for new product development and customer support requirements will continue to increase the risk of significant inventory write-offs; that any success we may have in developing new and enhanced systems and new features to our existing systems will depend upon a variety of factors; provisions in the New Notes known as net share settlement which required that, upon conversion of the New Notes, we will pay holders in cash for up to the principal amount of the converted New Notes and under which an amount in excess of this cash will be settled in shares of our common stock, or at our option, cash; that we believe that the adoption of SFAS 159 will not have a material impact; that the sale of our Milpitas facility will not be recorded until the letter of credit expires or is otherwise terminated and all of the criteria are met; that the initial lease for our Hillsboro facility will expire on January 6, 2010; that we will provide reimbursable transition services for a limited period of time; that we will continue to evaluate our estimates, including those relate to revenue recognition, allowance for doubtful accounts, inventory valuation and residual values related to leased products, long-lived assets valuation, warranty accrual, deferred taxes, restructuring charges and share-based compensation; that certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements; our belief that our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next twelve months; that we do not believe that the adoption of SFAS 157 will be material; that we intend to introduce new products and product enhancements in the future, the timing and success of which will affect our business, financial condition and results of operations; that we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws; that we are continuing to invest significant resources in the expansion of our product lines; that once a semiconductor manufacturer has selected a particular ATE vendor’s tester, the manufacturer is likely to use that tester for a majority of its testing requirements for the market life of that semiconductor; that our competitors are continuing to improve the performance of their current products and to introduce new products, enhancements and new technologies; our belief that to remain competitive we must continue to expend significant financial resources in order to, among other things, invest in new product development and enhancements and to maintain customer service and support centers worldwide; that we believe that many of the risks detailed here and in our other SEC filings are part of doing business in the semiconductor industry and will likely be present in all periods reported; that delays in introducing a product or delays in our ability to obtain customer acceptance, if they occur in the future, will delay the recognition of revenue and gross profit by us; our need for continued significant expenditures for research and development, marketing and other expenses for new products, capital equipment purchases and worldwide training and customer service and support will impact our sales and operating results in the future; that our maximum amount of obligation under indemnification claims by directors and officers will depend on the facts and circumstances that arise out of any future claims; that restrictions on shares received through the exercise of accelerated options will prevent the sale of any shares received from the exercise of an accelerated option until the earlier of the original vesting date of the option or the executive officer’s termination of employment; certain expectations regarding the fair value of option grants; that the letter of credit will expire no sooner than December 31, 2010 unless other conditions are met; that we expect examinations to conclude in fiscal 2008; that stock options are generally time-based; that at May 3, 2008, there was $0.2 million of unrecognized share-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a month period; that actual expenditures will vary based on the volume of transactions and the length of contractual service provided; that our quarterly net sales and operating results will continue to fluctuate; that many of our expenses are fixed and will be difficult to reduce in a particular period if our net sales goal for that period is not met; that we invested and continue to invest significant resources in property, plan and equipment, purchased and leased facilities, inventory, personnel and other costs to begin or prepare to increase production of these products; that international sales will continue to be subject to certain risks; and that we also expect these developments to continue to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future.

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

Major business developments during and subsequent to the six months ended May 3, 2008 included:

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

•

In January 2008, we announced our plans to divest or otherwise reduce our commitment to business and products that are unrelated to our consumer semiconductor market focus, scale down our service infrastructure, and continue with outsourced manufacturing activities. We anticipate that these initiatives will result in a net worldwide headcount reduction of approximately 400 people by the end of fiscal 2008. These actions resulted in restructuring charges of $16.6 million in the first fiscal half of 2008 and will result in additional restructuring charges of approximately $1.5 to $2.5 million during the third fiscal quarter of 2008.

•

In February 2008, we completed the sale of certain assets and business related to the diagnostics and characterization product line to DCG Systems, Inc. During the six months ended May 3, 2008, we recorded impairment charges and a loss on the disposal of the product line for an aggregate amount of $26.3 million.

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

RESULTS OF OPERATIONS

The following table sets forth items from the unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.0	54.6	58.9	55.7

Gross margin	41.0	45.4	41.1	44.3
Operating expenses
Research and development	23.1	16.7	25.1	17.3
Selling, general and administrative	28.9	24.0	31.4	22.8
Amortization of purchased intangibles	4.8	3.7	5.9	3.7
Impairment charges and loss on disposal of product line	5.0	—	20.0	—
Restructuring charges	2.8	0.4	9.6	0.4
Loss on disposal of facilities	—	—	2.7	—

Total operating expenses	64.6	44.8	94.7	44.2

Operating loss	(23.6)	0.6	(53.6)	0.1

Net loss	(27.4)%	(2.8)%	(56.9)%	(1.4)%

Net sales consist of revenues from systems sales, upgrades, spare parts sales, maintenance contracts, engineering consulting, customized services and lease income. Net sales were $68.1 million for the three months ended May 3, 2008 representing a decrease of 44.0% from sales of $121.5 million during the three months ended May 5, 2007. The decrease in net sales was due to a decrease in SoC product sales to one customer of $29.9 million combined with a decrease of $8.2 million in net sales related to the diagnostics and characterization product line and a 22% reduction of units sold of the analog mixed signal product. Net sales were $131.5 million for the six months ended May 3, 2008 representing a decrease of 45.3% from sales of $240.7 million during the six months ended May 5, 2007. The decrease in net sales was due to a decrease in SoC product sales to one customer of $66.2 combined with a decrease of $10.7 million in net sales related to the diagnostics and characterization product line and a 15% reduction of units sold of the analog mixed signal product. Sustainability of our revenue levels is dependent upon the economic and geopolitical climate as well as other risks described under the title “Risk Factors” herein. We anticipate net sales will be approximately $64.0 million to $68.0 million for the third quarter of fiscal year 2008.

The Company’s net sales by product line consisted of:

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
SoC	35%	49%	32%	45%
Analog Mixed Signal	31	21	32	25
Memory	—	1	—	1
Diagnostics and Characterization	2	8	3	6
Service	32	21	33	23

Total	100%	100%	100%	100%

International net sales accounted for approximately 70% and 75% of total net sales in the three months ended May 3, 2008 and May 5, 2007, respectively. International net sales accounted for approximately 70% and 78% of total net sales in the six months ended May 3, 2008 and May 5, 2007, respectively. Our net sales to the Asia Pacific region accounted for approximately 47% and 51% of total net sales in the three months ended May 3, 2008 and May 5, 2007, respectively. Our net sales to the Asia Pacific region accounted for approximately 49% and 56% of total net sales in the six months ended May 3, 2008 and May 5, 2007, respectively. The demand for automated test and engineering capital equipment in Asian markets historically has been highly volatile, and in some Asian regions there has been geopolitical unrest, both of which have resulted in economic instabilities. These potential economic instabilities could materially adversely affect demand for our products.

Gross Margin

Our gross margin as a percentage of net sales decreased to 41.0% during the three months ended May 3, 2008 from 45.4% during the months ended May 5, 2007. The decrease in gross margin for the three months ended May 3, 2008 compared to May 5, 2007 was primarily due to $1.3 million of restructuring charges being allocated to manufacturing costs, combined with a decrease in product revenue as a percentage of total revenue which has more favorable gross margin than service revenues. Our gross margin as a percentage of net sales decreased to 41.1% during the six months ended May 3, 2008 from 44.3% during the six months ended May 5, 2007. The decrease in gross margin for the six months ended May 3, 2008 compared to May 5, 2007 was primarily due to $4.1 million of the restructuring charges being allocated to manufacturing costs. Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write downs, sell through of previously written down inventory, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins. We believe gross margin percent could be flat to slightly higher in the third quarter of fiscal year 2008 compared to the second quarter of fiscal year 2008.

Research and Development

Research and development, or R&D, expenses were $15.7 million in the three months ended May 3, 2008, representing a decrease of 22.7% from $20.4 million in the three months ended May 5, 2007. The decrease in expenses in the three months ended May 3, 2008 resulted primarily from a $1.9 million decrease in project related spending, a $1.7 million decrease in compensation and other employee related expenses and a $0.7 million decrease in depreciation and maintenance costs. R&D expenses were $33.0 million in the six months ended May 3, 2008, representing a decrease of 20.6% from $41.5 million in the six months ended May 5, 2007. The decrease in expenses in the six months ended May 3, 2008 resulted primarily from a $4.3 million decrease in project related spending, a $2.4 million decrease in compensation and other employee related expenses and a $1.0 million decrease in depreciation and maintenance costs. R&D expenses as a percentage of net sales were 23.1% and 16.7% in the three months ended May 3, 2008 and May 5, 2007, respectively. R&D expenses as a percentage of net sales were 25.1% and 17.3% in the six months ended May 3, 2008 and May 5, 2007, respectively. The increase in R&D expenses as a percentage of net sales was primarily attributable to lower net sales. We anticipate that R&D expenses will be flat to slightly lower in the third quarter of fiscal year 2008 compared to the second quarter of fiscal 2008.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses were $19.7 million in the three months ended May 3, 2008, representing a decrease of 32.3% from $29.1 million in the three months ended May 5, 2007. The decrease was primarily due to the reduction of compensation and other employee related expenses of $7.3 million, a decrease in travel expenses of approximately $0.4 million and a decrease in share-based compensation expense of $0.4 million. SG&A expenses were $41.2 million in the six months ended May 3, 2008, representing a decrease of 25.0% from $55.0 million in the six months ended May 5, 2007. The decrease was primarily due to the reduction of compensation and other employee related expenses of $11.1 million, a decrease in travel expenses of approximately $0.9 million and a decrease in share-based compensation expense of $0.9 million. As a percentage of net sales, SG&A expenses were 28.9% and 24.0% in the three months ended May 3, 2008 and May 5, 2007, respectively. As a percentage of net sales, SG&A expenses were 31.4% and 22.8% in the six months ended May 3, 2008 and May 5, 2007, respectively. The increase in SG&A expenses as a percentage of net sales is primarily attributable to lower net sales. We anticipate that SG&A expenses will be flat to slightly lower the third quarter of fiscal year 2008 compared to the second quarter of fiscal 2008.

Amortization of Purchased Intangibles

Amortization of purchased intangible assets expenses were $3.3 million and $4.5 million in the three months ended May 3, 2008 and May 5, 2007, respectively. Amortization of purchased intangible assets expenses were $7.7 million and $8.9 million in the six months ended May 3, 2008 and May 5, 2007, respectively. The decrease in amortization expense is primarily due to the impairment of other intangibles recorded at the end of the first fiscal quarter of 2008. We anticipate that amortization of intangibles will be $3.3 million in the third quarter of the fiscal year 2008.

Impairment Charges and Loss on Disposal of Product Line

During the six months ended May 3, 2008, we recorded impairment charges and loss on disposal of product line of approximately $26.3 million. During the first fiscal quarter of 2008, we committed to sell certain assets related to the diagnostics and characterization product and determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the disposal group was adjusted to its fair value less costs to sell, resulting in $22.5 million in impairment charges. In addition, we determined that our goodwill was impaired at January 31, 2008, and an impairment charge of $0.4 million was recorded in the first quarter of fiscal 2008. In addition, we recorded an additional loss of $3.4 million associated with the disposal during the second fiscal quarter of 2008. See Note 6 — “Goodwill and Other Intangible Assets” and Note 15 – “Disposal of Product Line,” of the notes to the consolidated financial statements for further discussion.

Restructuring Charges

During the three months ended May 3, 2008 and May 5, 2007, we recorded a restructuring charge of approximately $1.9 million and $0.5 million, respectively, for severance charges in operating expenses related to headcount reductions and facility consolidation related expenses. During the three months ended May 3, 2008, we recorded a restructuring charge of approximately $1.3 million in cost of goods sold related to headcount reduction related expenses. During the six months ended May 3, 2008 and May 5, 2007, we recorded a restructuring charge of approximately $12.6 million and $1.0 million, respectively, for severance charges in operating expenses related to headcount reductions and facility consolidation related expenses. During the six months ended May 3, 2008, we recorded a restructuring charge of approximately $4.1 million in cost of goods sold related to headcount reduction related expenses. The restructuring charges recorded in the six months ended May 3, 2008 were for severance and other benefit charges which accounted for a headcount reduction of approximately 320 employees resulting from plans to divest or otherwise reduce our commitment to business and products that are unrelated to our consumer semiconductor market focus, scale down our service infrastructure, and continue with outsourced manufacturing activities. We anticipate that restructuring charges will be $1.5 to $2.5 million related to these actions during the third fiscal quarter of 2008. See Note 13 — “Restructuring Charges,” of the notes to the consolidated financial statements for further discussion.

Loss on Disposal of Facilities

During the six months ended May 3, 2008, we recorded a loss on disposal of facilities of $3.6 million related to the sale-leaseback transaction involving the Company’s facilities located in Hillsboro, Oregon. See Note 9 – “Sale-Leasebacks,” of the notes to the consolidated financial statements for further discussion.

Interest Income

We generated interest income of $1.9 million and $1.9 million in the three months ended May 3, 2008 and May 5, 2007, respectively. We generated interest income of $4.5 million and $3.1 million in the six months ended May 3, 2008 and May 5, 2007, respectively. The increase in the six months ended May 3, 2008 was primarily due to higher average cash balances compared to the six months ended May 5, 2007.

Interest Expense

Interest expense was $2.5 million and $2.3 million for the three months ended May 3, 2008 and May 5, 2007, respectively. The increase in interest expense is primarily due to an increase of $0.2 million related to the sale-leaseback in Milpitas, California. Interest expense was $5.1 million and $3.5 million for the six months ended May 3, 2008 and May 5, 2007, respectively. The increase in interest expense during the six months ended May 3, 2008 was primarily attributable to an increase of $0.9 million related to the sale-leaseback in Milpitas combined with an increase of $0.6 million attributable to the interest and amortization of the discount on the subordinated convertible notes.

Other Income (Expenses), Net

Other income (expenses), net was $1.3 million and $2.0 million of expense for the three months ended May 3, 2008 and May 5, 2007, respectively. The net change was primarily due to a favorable change in foreign currency valuation of $0.9 million combined with a decrease in non-operating loss on disposal of fixed assets of $0.7 million partially offset by an increase in realized losses on securities of $0.7 million during the three months ended May 3, 2008 compared with the three months ended May 5, 2007. Other income (expense), net was $2.4 million of expense and $0.6 million of income for the six months ended May 3, 2008 and

May 5, 2007, respectively. The net change was primarily due to a gain of $3.0 million related to the exchange of convertible notes recorded during the six months ended May 5, 2007 combined with an unfavorable change in foreign currency valuation of $0.3 million and an increase in realized losses on securities of $0.9 million partially offset by a decrease in non-operating loss on disposal of fixed assets of $1.6 million during the six months ended May 3, 2008 compared with the six months ended May 5, 2007.

Income Taxes

We recorded an income tax provision of $0.7 million and $1.9 million for the three months ended May 3, 2008 and May 5, 2007, respectively. We recorded an income tax provision of $1.4 million and $3.9 million for the six months ended May 3, 2008 and May 5, 2007, respectively. The income tax expense for the periods consists primarily of foreign tax on earnings generated in foreign jurisdictions.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Stock Options and Incentive Plan

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units and other types of equity granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting over a four-year period with 12.5% of the granted shares vesting six months after the grant date, and the remaining shares vesting at the rate of 6.25% each quarter thereafter for the following 14 quarters over four years and expire seven to ten years from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally from our new shares. As of May 3, 2008, we had approximately 10.7 million shares of common stock reserved for future issuance under the stock option plans and ESPP.

At May 3 2008, there was $9.4 million of unrecognized share-based compensation expense related to non-vested options that is expected to be recognized over a weighted-average period of 2.6 years. At May 3, 2008, there was $0.2 million of unrecognized share-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a month period.

See our share-based compensation discussion in Note 3 “Share-Based Compensation” of the Notes to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended May 3, 2008, net cash used in operating activities was $29.9 million. The net cash flows used in operating activities for the six months ended May 3, 2008 were due to a net loss of $74.8 million and changes in operating assets and liabilities of $9.2 million, offset by impairment charges related to goodwill and long-lived assets and the disposal of the diagnostics and characterization line resulting in total charges of $26.3 million, depreciation and amortization of $21.6 million, loss on the sale of the Oregon real property of $3.6 million, share-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $1.9 million and the non-cash charges related to provision for inventory write-downs of $0.8 million.

Net cash provided by investing activities was $68.5 million during the six months ended May 3, 2008, attributable to proceeds from sales and maturities of available-for-sale securities of $60.0 million, proceeds from the Oregon real property of $19.0 million offset by purchases of available-for-sale securities of $8.7 million and $1.7 million used to purchase property and equipment to support our business.

Net cash provided by financing activities was approximately $0.5 million during the six months ended May 3, 2008. The cash provided by financing activities was attributable to the issuance of common stock.

As of May 3, 2008, we had working capital of $198.3 million, including cash and short-term investments of $228.5 million, and accounts receivable and inventories totaling $108.4 million. We believe that because of the relatively long manufacturing cycles of many of our testers and the new products we presently offer and plan to introduce, investments in inventories will continue to represent a significant portion of our working capital. The semiconductor industry has historically been highly cyclical and has experienced downturns, which have had a material adverse effect on the semiconductor industry’s demand for automatic test equipment, including equipment we manufacture and market. In addition, the automatic test equipment industry is highly competitive and subject to rapid technological change. It is reasonably possible that events related to these factors may occur in the near term, which would cause a change to our estimate of the net realizable value of receivables, inventories or other assets, and the adequacy of accrued liabilities.

We believe our current cash and investment positions combined with our ability to borrow funds will be sufficient to meet our anticipated business requirements for the next twelve months.

We lease some of our facilities and equipment under operating leases that expire periodically through 2017. The approximate future minimum lease payments at May 3, 2008 are as follows (in thousands):

Net Estimated Future Lease Expense
Remainder of fiscal 2008	$3,578
2009	6,896
2010	4,436
2011	3,509
2012	3,322
Thereafter	11,539

$33,280

The following summarizes our minimum contractual cash obligations and other commitments at May 3, 2008, and the effect of such obligations in future periods (in thousands):

	Total	Remainder of Fiscal 2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
Facilities and equipment operating leases	$33,280	$3,578	$6,896	$4,436	$3,509	$3,322	$11,539
Convertible subordinated notes (1)	195,000	72,500	—	122,500	—	—	—
Interest on convertible subordinated notes	11,479	2,731	4,288	4,460	—	—	—
Open and non-cancelable purchase order commitments	37,066	27,911	8,998	157	—	—	—

Total contractual cash obligations	$276,825	$106,720	$20,182	$131,553	$3,509	$3,322	$11,539

(1)	This amount is recorded in the unaudited condensed consolidated balance sheets as convertible subordinated notes.

Some of the components that we purchase are unique to us and must be purchased in relatively high minimum quantities with long (in excess of three months) lead times. These business circumstances can lead us to hold relatively high inventory levels giving rise to associated risks. In addition, purchase commitments for unique components often are relatively inflexible in their deferral or cancellation terms. At May 3, 2008, we had open and committed non-cancelable purchase orders totaling approximately $37.1 million. The contractual cash obligations and commitments table presented above contains our minimum obligations at May 3, 2008 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and the length of contractual service provided. In addition to minimum spending commitments, certain of these arrangements provide for charges in the event of cancellation.

Due to the uncertainty with respect to the timing of future cash flows associated with our FIN 48 liabilities and related interest and penalties at May 3, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $7.0 million of FIN 48 liabilities, interest and penalties have been excluded from the contractual obligations table above. See Note 10 – “Income Taxes,” of the notes to the consolidated financial statements for further discussion.

As of May 3, 2008, our principal sources of liquidity consisted of approximately $220.7 million of cash and cash equivalents and short-term investments of $7.8 million.

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

	Balance November 3, 2007	Balance May 3, 2008	Future maturities of investments held at May 3, 2008
			2008	2009	2010	2011	Thereafter
Cash equivalents
Amounts	$179,264	$220,682	$220,682	—	—	—	—
Average rate	4.58%	2.67%	2.67%	—	—	—	—
Short-term investments
Amounts	$62,869	$7,778	7,778	—	—	—	—
Average rate	5.27%	2.97%	2.97%	—	—	—	—
Long-term investments
Amounts	$—	$4,091	$—	175	—	590	3,326
Average rate	—	2.92%	—	3.36%	—	3.09%	2.87%

Total investment	$242,133	$232,551	$228,460	$175	$—	$590	$3,326
Average rate	4.76%	2.68%	2.68%	3.36%	—	3.09%	2.8%

We mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio substantially includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

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

Foreign Exchange

We generate a significant portion of our sales from customers located outside the United States, principally in Asia and, to a lesser extent, Europe. International sales are made mostly to foreign distributors and some foreign subsidiaries and are typically denominated in U.S. dollars, but occasionally are denominated in the local currency for European and Japanese customers. The subsidiaries also incur most of their expenses in the local currencies. Our automotive product line is developed and manufactured in Germany and thus, those expenses are Euro based. Accordingly, some of our foreign subsidiaries use the local currency as their functional currency. Foreign currency losses were approximately $0.3 million and $1.2 million for the three months ended May 3, 2008 and May 5, 2007, respectively. Foreign currency losses were approximately $1.2 million and $0.9 million for the six months ended May 3, 2008 and May 5, 2007, respectively.

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

ITEM 4. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. We confirm that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and that our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Over time, we have expanded our base of customers; however, a large portion of our net sales are generated from a small number of key customers. In particular, one customer, Advanced Micro Devices, Inc. accounted for 23%, 27% and 23% of our net sales for the six months ended May 3, 2008, fiscal years 2007 and 2006, respectively. In addition, Intel Corporation accounted for 12%, 16% and 15% of our net sales for the six months ended May 3, 2008, fiscal years 2007 and 2006, respectively. Our top ten customers accounted for 65%, 72% and 64% of our net sales for the six months ended May 3, 2008, fiscal years 2007 and 2006, respectively. We expect that our top ten customers in the aggregate will continue to account for a large portion of our net sales for the foreseeable future, and the loss of one or more of these customers or collaborative partners or material reductions in capital spending by one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer could also be perceived as a loss of momentum in our business and an adverse impact on our financial results, and this may cause the market price of our common stock to fall.

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

We may experience difficulties in implementing, making changes to or enhancing our enterprise resource planning, or ERP, system and other related systems that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing, making changes to or enhancing our ERP system or any future systems could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.

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

For example, the Financial Accounting Standards Board (FASB) issued changes to U. S. GAAP that requires us to record a charge to earnings for our various share-based compensation programs beginning on November 1, 2005 which resulted in us recording additional share-based compensation expenses of $1.9 million, $3.5 million and $3.3 million for the six months ended May 3, 2008, fiscal years 2007 and 2006, respectively.

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

Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both future demand and the availability of technology to satisfy that demand. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new hardware products or enhancements. Our inability to introduce new products that contribute significantly to net sales, gross margin and net income would have a material adverse effect on our business, financial condition and results of operations. New product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If we introduce new products, existing customers may curtail purchases of the older products resulting in inventory write-offs and they may delay new product purchases. Any decline in demand for our hardware products could have a material adverse effect on our business, financial condition or results of operations.

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

Spirox Corporation, a distributor in Taiwan that sells to end-user customers in Taiwan and China, accounted for approximately 16%, 16% and 13% of our net sales in the six months ended May 3, 2008 and fiscal years 2007 and 2006, respectively. Our agreement with Spirox has no minimum purchase commitment and can be terminated for any reason on 180 days prior written notice. On May 31, 2005, we entered into an agreement with Spirox to combine our Taiwan operation with Spirox’s T1 division into a corporation named Credence Spirox Integration Corporation, an operation owned 90% by Spirox and 10% by us. This corporation is dedicated to supporting our products in the Taiwan region. Consequently, our business, financial condition and results of operations could be materially adversely affected by the loss of or any reduction in orders by Spirox, any termination of the Spirox relationship, or the loss of any significant Spirox customer, including the potential for reductions in orders by assembly and tester service companies due to technical, manufacturing or reliability problems with our products or continued slow-downs in the semiconductor industry or in other industries that manufacture products utilizing semiconductors. Our ability to maintain or increase sales levels in Taiwan will depend upon:

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

As of May 3, 2008, we had $72.5 million principal amount of 1.5% Convertible Subordinated Notes, or 1.5% Notes, due in May 2008 and $122.5 million principal amount of 3.5% Convertible Senior Subordinated Notes, due 2010 (the New Notes). The New Notes contain net share settlement provisions which require that, upon conversion of the New Notes, we will pay holders in cash up to the principal amount of the converted New Notes. Any amounts in excess of this converted amount will be settled in shares of our common stock or, at our option, cash. The initial conversion price is $8.25.

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

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the New Notes.

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

International sales accounted for approximately 70%, 71% and 69% of our total net sales for the six months ended May 3, 2008, fiscal years 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to certain risks, including:

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

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment products. We cannot predict whether the import and export of our products will be adversely affected by changes in or new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations. Net sales to the Asia Pacific region accounted for approximately 49%, 52% and 50% of our total net sales for the six months ended May 3, 2008, fiscal years 2007 and 2006, respectively, and thus demand for our products is subject to the risk of economic instability in that region and health risks. No single end-user customer headquartered in Asia or Europe accounted for more than 10% of our net sales during the three months ended May 3, 2008, or during fiscal years 2007 and 2006.

In addition, one of our major distributors, Spirox Corporation, which accounted for 16%, 16% and 13% of our net sales for the six months ended May 3, 2008, fiscal years 2007 and 2006, respectively, is a Taiwan-based company. This subjects a significant portion of our receivables and future revenues to the risks associated with doing business in a foreign country, including political and economic instability, currency exchange rate fluctuations, fears related to health risks and regulatory changes. Disruption of business in Asia caused by the previously mentioned factors could continue to have a material impact on our business, financial condition or results of operations.

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

During the first fiscal quarter of 2008, we committed to sell certain assets related to the diagnostics and characterization product line. The contract associated with this sale was executed in February 2008. On January 31, 2008, we determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the disposal group was adjusted to its fair value less costs to sell, which was determined based on the purchase agreement under negotiations, resulting in a $22.5 million impairment charge.

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

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our chief executive officer, Lavi A. Lev, joined us in December 2006 and has limited experience in our business. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire personnel over time. During fiscal year 2007 and 2008, we experienced turnover in our chief executive officer, chief financial officer, sales and marketing senior executive, senior engineering executive and senior executive legal positions. In addition, our current chief financial officer joined us in January 2008. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our stockholders voted upon the following proposals at the Annual Meeting of Stockholders held on April 1, 2008:

•	A proposal to elect two directors, each to serve for a three-year term ending in 2011 or until a successor is elected and qualified, was approved as follows:

Name	For	Withheld
Lori Holland	90,832,011	2,409,903
David L. House	90,841,523	2,400,391

The following directors’ terms of office continued after the Annual Meeting of Stockholders: Lavi A. Lev, Henk J. Evenhuis, Bruce R. Wright and Ping Yang.

•	A proposal to ratify the appointment of Ernst & Young, LLP as our independent registered accounting firm was approved as follows:

For	Against	Abstain	Non-Vote
91,535,084	1,600,916	105,914	0

•

A proposal granting the Compensation Committee of the Board of Directors the authority to implement a stock option exchange program pursuant to which eligible employees will be offered the opportunity to exchange their eligible options to purchase shares of common stock outstanding under our existing equity incentive plans for new stock options at an expected lower exercise price, which approval includes the approval of an amendment to the 2005 Stock Incentive Plan to increase the number of shares available for issuance under that plan by 1,200,000 shares of common stock to implement such stock option exchange program, was approved as follows:

For	Against	Abstain	Non-Vote
47,830,573	15,503,519	29,540	29,878,282

•

An amendment and restatement of the 2005 Stock Incentive Plan to increase the number of shares available for issuance under that plan by 7,800,000 shares of common stock in addition to the amount set forth in the proposal above and to make repricings of stock appreciation awards subject to stockholder approval was approved as follows:

For	Against	Abstain	Non-Vote
54,044,325	9,286,491	32,816	29,878,282

•	A stockholder proposal regarding pay-for-superior performance was approved as follows:

For	Against	Abstain	Non-Vote
85,109,933	8,068,203	63,718	0

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDENCE SYSTEMS CORPORATION
(Registrant)

Date June 12, 2008	/s/ Kevin C. Eichler
Kevin C. Eichler
Senior Vice President, Chief Financial Officer and
Secretary
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Company, as currently in effect.

4.1(3)	Indenture, dated as of June 2, 2003 between Credence Systems Corporation and The Bank of New York, as Trustee.

4.2(3)	Form of global 1.5% Convertible Subordinated Note due 2008 (included in Exhibit 4.3).

4.3(4)	Indenture, dated as of December 20, 2006, between the Company and The Bank of New York, as Trustee.

4.4(4)	Form of global 3.5% Convertible Senior Subordinated Note due 2010 (included in Exhibit 4.4).

10.1(5)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.13(6)	Purchase Agreement dated as of February 14, 2008, by and between Credence Systems Corporation and DCG Systems, Inc.

10.14(7)	Credence Systems Corporation 2008 Executive Incentive Plan

10.15(8)	Credence Systems Corporation 2005 Stock Incentive Plan (as amended and restated April, 2008)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-108069) as filed with the Commission on August 19, 2003.

(4)	Exhibits 4.5, 4.5, 10.30 and 10.31 are incorporated herein by reference to Exhibit 4.1, 4.2, 10.1 and 10.2 to the Company’s Current Report on Form 8-K (File No. 000-22366) filed on December 21, 2006.

(5)	Exhibit 10.1 is incorporated herein reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2008.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2008.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2008.